Form 10-Q
period 2020-06-30
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2020-08-10
CIK 1063761, 1022344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of June 30, 2020, Simon Property Group, Inc. had 305,887,220 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2020 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority-owned partnership subsidiary, for which Simon is the general partner. As of June 30, 2020, Simon owned an approximate 86.8% ownership interest in the Operating Partnership, with the remaining 13.2% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day-to-day management.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10-Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	June 30,	December 31,
	2020	2019
ASSETS:
Investment properties, at cost	$37,972,093	$37,804,495
Less - accumulated depreciation	14,389,809	13,905,776
	23,582,284	23,898,719
Cash and cash equivalents	3,306,100	669,373
Tenant receivables and accrued revenue, net	1,457,695	832,151
Investment in unconsolidated entities, at equity	2,385,946	2,371,053
Investment in Klépierre, at equity	1,644,020	1,731,649
Right-of-use assets, net	517,061	514,660
Deferred costs and other assets	1,133,064	1,214,025
Total assets	$34,026,170	$31,231,630
LIABILITIES:
Mortgages and unsecured indebtedness	$27,268,883	$24,163,230
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,216,831	1,390,682
Cash distributions and losses in unconsolidated entities, at equity	1,576,679	1,566,294
Dividend payable	458,150	—
Lease liabilities	519,416	516,809
Other liabilities	463,380	464,304
Total liabilities	31,503,339	28,101,319
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	187,392	219,061
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	42,256	42,420
Common stock, $0.0001 par value, 511,990,000 shares authorized, 320,555,104 and 320,435,256 issued and outstanding, respectively	32	32
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	9,763,059	9,756,073
Accumulated deficit	(5,703,183)	(5,379,952)
Accumulated other comprehensive loss	(155,126)	(118,604)
Common stock held in treasury, at cost, 14,667,884 and 13,574,296 shares, respectively	(1,917,698)	(1,773,571)
Total stockholders’ equity	2,029,340	2,526,398
Noncontrolling interests	306,099	384,852
Total equity	2,335,439	2,911,250
Total liabilities and equity	$34,026,170	$31,231,630

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
REVENUE:
Lease income	$1,013,510	$1,298,567	$2,275,742	$2,578,623
Management fees and other revenues	21,035	28,248	50,201	55,792
Other income	27,496	70,371	89,458	215,604
Total revenue	1,062,041	1,397,186	2,415,401	2,850,019
EXPENSES:
Property operating	70,620	106,119	176,243	217,669
Depreciation and amortization	324,140	352,606	652,402	681,249
Real estate taxes	117,221	115,914	234,764	231,372
Repairs and maintenance	14,080	21,850	38,511	49,772
Advertising and promotion	12,689	35,420	46,216	72,545
Home and regional office costs	36,090	46,467	90,460	99,027
General and administrative	7,296	10,359	14,190	19,496
Other	29,037	27,820	56,878	53,236
Total operating expenses	611,173	716,555	1,309,664	1,424,366
OPERATING INCOME BEFORE OTHER ITEMS	450,868	680,631	1,105,737	1,425,653
Interest expense	(197,061)	(198,425)	(384,688)	(397,160)
Income and other tax benefit (expense)	62	(7,010)	5,845	(17,112)
Income from unconsolidated entities	44,322	106,542	94,787	196,986
Unrealized gains (losses) in fair value of equity instruments	202	(12,317)	(18,846)	(7,000)
(Loss) gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(7,845)	2,681	(6,883)	2,681
CONSOLIDATED NET INCOME	290,548	572,102	795,952	1,204,048
Net income attributable to noncontrolling interests	35,501	75,944	102,465	158,580
Preferred dividends	834	834	1,669	1,669
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$254,213	$495,324	$691,818	$1,043,799
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$0.83	$1.60	$2.26	$3.38

Consolidated Net Income	$290,548	$572,102	$795,952	$1,204,048
Unrealized (loss) gain on derivative hedge agreements	(24,332)	(7,022)	(1,859)	2,320
Net (gain) loss reclassified from accumulated other comprehensive loss into earnings	(478)	1,086	(958)	2,174
Currency translation adjustments	(15,904)	(3,623)	(39,508)	(8,368)
Changes in available-for-sale securities and other	(552)	539	272	683
Comprehensive income	249,282	563,082	753,899	1,200,857
Comprehensive income attributable to noncontrolling interests	30,060	74,704	96,935	158,116
Comprehensive income attributable to common stockholders	$219,222	$488,378	$656,964	$1,042,741

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$795,952	$1,204,048
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	677,676	711,748
Loss (gain) on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	6,883	(2,681)
Unrealized losses in fair value of equity instruments	18,846	7,000
Straight-line lease income	(3,525)	(32,359)
Equity in income of unconsolidated entities	(94,787)	(196,986)
Distributions of income from unconsolidated entities	120,643	222,565
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	(623,761)	47,967
Deferred costs and other assets	594	33,805
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(84,209)	(107,540)
Net cash provided by operating activities	814,312	1,887,567
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(107,797)	—
Funding of loans to related parties	(6,393)	—
Capital expenditures, net	(337,467)	(403,346)
Investments in unconsolidated entities	(63,480)	(23,949)
Purchase of equity instruments	(24,923)	(20,850)
Proceeds from sales of equity instruments	30,000	—
Insurance proceeds for property restoration	1,058	2,938
Distributions of capital from unconsolidated entities and other	160,444	143,482
Net cash used in investing activities	(348,558)	(301,725)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(164)	(164)
Purchase of shares related to stock grant recipients' tax withholdings	(854)	(2,955)
Redemption of limited partner units	(16,067)	(135)
Purchase of treasury stock	(152,589)	(181,258)
Distributions to noncontrolling interest holders in properties	(4,108)	(3,839)
Contributions from noncontrolling interest holders in properties	28	70
Preferred distributions of the Operating Partnership	(957)	(957)
Distributions to stockholders and preferred dividends	(646,094)	(1,267,908)
Distributions to limited partners	(98,123)	(191,987)
Proceeds from issuance of debt, net of transaction costs	7,954,893	5,022,602
Repayments of debt	(4,864,992)	(4,993,870)
Net cash provided by (used in) financing activities	2,170,973	(1,620,401)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,636,727	(34,559)
CASH AND CASH EQUIVALENTS, beginning of period	669,373	514,335
CASH AND CASH EQUIVALENTS, end of period	$3,306,100	$479,776

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
January 1, 2020	$42,420	$32	$(118,604)	$9,756,073	$(5,379,952)	$(1,773,571)	$384,852	$2,911,250
Exchange of limited partner units (132,946 common shares, note 8)				1,076			(1,076)	—
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (1,081 common shares forfeited)								—
Redemption of limited partner units (116,072 units)				(15,127)			(940)	(16,067)
Amortization of stock incentive				1,891				1,891
Treasury stock purchase (1,245,654 shares)						(152,589)		(152,589)
Long-term incentive performance units							4,987	4,987
Issuance of unit equivalents and other				29	3,287		26	3,342
Unrealized gain on hedging activities			19,510				2,963	22,473
Currency translation adjustments			(20,505)				(3,099)	(23,604)
Changes in available-for-sale securities and other			715				109	824
Net gain reclassified from accumulated other comprehensive loss into earnings			(417)				(63)	(480)
Other comprehensive income			(697)				(90)	(787)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				24,233			(24,233)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(645,259)		(98,099)	(743,358)
Distributions to other noncontrolling interest partners							(3,167)	(3,167)
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and a $608 loss attributable to noncontrolling redeemable interests in properties					438,439		67,094	505,533
March 31, 2020	$42,338	$32	$(119,301)	$9,768,175	$(5,583,485)	$(1,926,160)	$329,354	$2,510,953
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (155,610 common shares, net)				(9,317)		9,317		—
Amortization of stock incentive				4,969				4,969
Long-term incentive performance units							3,229	3,229
Issuance of unit equivalents and other (15,561 common shares repurchased)				1	23,753	(855)	(2)	22,897
Unrealized loss on hedging activities			(21,116)				(3,216)	(24,332)
Currency translation adjustments			(13,815)				(2,088)	(15,903)
Changes in available-for-sale securities and other			(479)				(73)	(552)
Net gain reclassified from accumulated other comprehensive loss into earnings			(415)				(63)	(478)
Other comprehensive income			(35,825)				(5,440)	(41,265)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				(769)			769	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(398,499)		(60,510)	(459,009)
Distributions to other noncontrolling interest partners							(244)	(244)
Net income, excluding $478 attributable to preferred interests in the Operating Partnership and a $3,921 loss attributable to noncontrolling redeemable interests in properties					255,048		38,943	293,991
June 30, 2020	$42,256	$32	$(155,126)	$9,763,059	$(5,703,183)	$(1,917,698)	$306,099	$2,335,439

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
January 1, 2019	$42,748	$32	$(126,017)	$9,700,418	$(4,893,069)	$(1,427,431)	$500,275	$3,796,956
Exchange of limited partner units (24,000 common shares, note 8)				253			(253)	—
Series J preferred stock premium amortization	(82)							(82)
Redemption of limited partner units (774 units)				(127)			(8)	(135)
Amortization of stock incentive				1,309				1,309
Treasury stock purchase (46,377 shares)						(7,628)		(7,628)
Long-term incentive performance units							3,701	3,701
Issuance of unit equivalents and other (1,483 common shares repurchased)				1	(1,507)	(250)	(2)	(1,758)
Unrealized gain on hedging activities			8,115				1,227	9,342
Currency translation adjustments			(4,130)				(614)	(4,744)
Changes in available-for-sale securities and other			125				19	144
Net loss reclassified from accumulated other comprehensive loss into earnings			945				143	1,088
Other comprehensive income			5,055				775	5,830
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				4,167			(4,167)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(634,222)		(96,010)	(730,232)
Distributions to other noncontrolling interest partners							(552)	(552)
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and a $1,065 loss attributable to noncontrolling redeemable interests in properties					549,309		83,224	632,533
March 31, 2019	$42,666	$32	$(120,962)	$9,706,021	$(4,979,489)	$(1,435,309)	$486,983	$3,699,942
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (89,368 common shares, net)				(16,340)		16,340		—
Amortization of stock incentive				5,098				5,098
Treasury stock purchase (1,046,580 shares)						(173,630)		(173,630)
Long-term incentive performance units							7,721	7,721
Issuance of unit equivalents and other (14,853 common shares repurchased)				11	(5,265)	(2,706)	70	(7,890)
Unrealized loss on hedging activities			(6,113)				(909)	(7,022)
Currency translation adjustments			(3,078)				(545)	(3,623)
Changes in available-for-sale securities and other			468				71	539
Net loss reclassified from accumulated other comprehensive loss into earnings			942				144	1,086
Other comprehensive income			(7,781)				(1,239)	(9,020)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				28,588			(28,588)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(633,686)		(95,977)	(729,663)
Distributions to other noncontrolling interest partners							(455)	(455)
Net income, excluding $478 attributable to preferred interests in the Operating Partnership and a $28 loss attributable to noncontrolling redeemable interests in properties					496,159		75,492	571,651
June 30, 2019	$42,584	$32	$(128,743)	$9,723,378	$(5,122,281)	$(1,595,305)	$444,007	$3,363,672

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	June 30,	December 31,
	2020	2019
ASSETS:
Investment properties, at cost	$37,972,093	$37,804,495
Less — accumulated depreciation	14,389,809	13,905,776
	23,582,284	23,898,719
Cash and cash equivalents	3,306,100	669,373
Tenant receivables and accrued revenue, net	1,457,695	832,151
Investment in unconsolidated entities, at equity	2,385,946	2,371,053
Investment in Klépierre, at equity	1,644,020	1,731,649
Right-of-use assets, net	517,061	514,660
Deferred costs and other assets	1,133,064	1,214,025
Total assets	$34,026,170	$31,231,630
LIABILITIES:
Mortgages and unsecured indebtedness	$27,268,883	$24,163,230
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,216,831	1,390,682
Cash distributions and losses in unconsolidated entities, at equity	1,576,679	1,566,294
Distribution payable	458,150	—
Lease liabilities	519,416	516,809
Other liabilities	463,380	464,304
Total liabilities	31,503,339	28,101,319
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties	187,392	219,061
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	42,256	42,420
General Partner, 305,895,220 and 306,868,960 units outstanding, respectively	1,987,084	2,483,978
Limited Partners, 46,527,983 and 46,740,117 units outstanding, respectively	302,242	378,339
Total partners’ equity	2,331,582	2,904,737
Nonredeemable noncontrolling interests in properties, net	3,857	6,513
Total equity	2,335,439	2,911,250
Total liabilities and equity	$34,026,170	$31,231,630

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
REVENUE:
Lease income	$1,013,510	$1,298,567	$2,275,742	$2,578,623
Management fees and other revenues	21,035	28,248	50,201	55,792
Other income	27,496	70,371	89,458	215,604
Total revenue	1,062,041	1,397,186	2,415,401	2,850,019
EXPENSES:
Property operating	70,620	106,119	176,243	217,669
Depreciation and amortization	324,140	352,606	652,402	681,249
Real estate taxes	117,221	115,914	234,764	231,372
Repairs and maintenance	14,080	21,850	38,511	49,772
Advertising and promotion	12,689	35,420	46,216	72,545
Home and regional office costs	36,090	46,467	90,460	99,027
General and administrative	7,296	10,359	14,190	19,496
Other	29,037	27,820	56,878	53,236
Total operating expenses	611,173	716,555	1,309,664	1,424,366
OPERATING INCOME BEFORE OTHER ITEMS	450,868	680,631	1,105,737	1,425,653
Interest expense	(197,061)	(198,425)	(384,688)	(397,160)
Income and other tax benefit (expense)	62	(7,010)	5,845	(17,112)
Income from unconsolidated entities	44,322	106,542	94,787	196,986
Unrealized gains (losses) in fair value of equity instruments	202	(12,317)	(18,846)	(7,000)
(Loss) gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(7,845)	2,681	(6,883)	2,681
CONSOLIDATED NET INCOME	290,548	572,102	795,952	1,204,048
Net (loss) income attributable to noncontrolling interests	(3,628)	400	(3,799)	(518)
Preferred unit requirements	1,313	1,313	2,626	2,626
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$292,863	$570,389	$797,125	$1,201,940
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$254,213	495,324	$691,818	$1,043,799
Limited Partners	38,650	75,065	105,307	158,141
Net income attributable to unitholders	$292,863	$570,389	$797,125	$1,201,940
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$0.83	$1.60	$2.26	$3.38

Consolidated Net Income	$290,548	$572,102	$795,952	$1,204,048
Unrealized (loss) gain on derivative hedge agreements	(24,332)	(7,022)	(1,859)	2,320
Net (gain) loss reclassified from accumulated other comprehensive loss into earnings	(478)	1,086	(958)	2,174
Currency translation adjustments	(15,904)	(3,623)	(39,508)	(8,368)
Changes in available-for-sale securities and other	(552)	539	272	683
Comprehensive income	249,282	563,082	753,899	1,200,857
Comprehensive income attributable to noncontrolling interests	293	427	729	575
Comprehensive income attributable to unitholders	$248,989	$562,655	$753,170	$1,200,282

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$795,952	$1,204,048
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	677,676	711,748
Loss (gain) on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	6,883	(2,681)
Unrealized losses in fair value of equity instruments	18,846	7,000
Straight-line lease income	(3,525)	(32,359)
Equity in income of unconsolidated entities	(94,787)	(196,986)
Distributions of income from unconsolidated entities	120,643	222,565
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	(623,761)	47,967
Deferred costs and other assets	594	33,805
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(84,209)	(107,540)
Net cash provided by operating activities	814,312	1,887,567
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(107,797)	—
Funding of loans to related parties	(6,393)	—
Capital expenditures, net	(337,467)	(403,346)
Investments in unconsolidated entities	(63,480)	(23,949)
Purchase of equity instruments	(24,923)	(20,850)
Proceeds from sales of equity instruments	30,000	—
Insurance proceeds for property restoration	1,058	2,938
Distributions of capital from unconsolidated entities and other	160,444	143,482
Net cash used in investing activities	(348,558)	(301,725)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(164)	(164)
Purchase of units related to stock grant recipients' tax withholdings	(854)	(2,955)
Redemption of limited partner units	(16,067)	(135)
Purchase of general partner units	(152,589)	(181,258)
Distributions to noncontrolling interest holders in properties	(4,108)	(3,839)
Contributions from noncontrolling interest holders in properties	28	70
Partnership distributions	(745,174)	(1,460,852)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	7,954,893	5,022,602
Mortgage and unsecured indebtedness principal payments	(4,864,992)	(4,993,870)
Net cash provided by (used in) financing activities	2,170,973	(1,620,401)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,636,727	(34,559)
CASH AND CASH EQUIVALENTS, beginning of period	669,373	514,335
CASH AND CASH EQUIVALENTS, end of period	$3,306,100	$479,776

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
January 1, 2020	$42,420	$2,483,978	$378,339	$6,513	$2,911,250
Series J preferred stock premium and amortization	(82)				(82)
Limited partner units exchanged to common units (132,946 units)		1,076	(1,076)		—
Stock incentive program (1,081 common units forfeited)					—
Amortization of stock incentive		1,891			1,891
Redemption of limited partner units (116,072 units)		(15,127)	(940)		(16,067)
Treasury unit purchase (1,245,654 units)		(152,589)			(152,589)
Long-term incentive performance units			4,987		4,987
Issuance of unit equivalents and other (38,148 common units)		3,316		26	3,342
Unrealized gain on hedging activities		19,510	2,963		22,473
Currency translation adjustments		(20,505)	(3,099)		(23,604)
Changes in available-for-sale securities and other		715	109		824
Net gain reclassified from accumulated other comprehensive loss into earnings		(417)	(63)		(480)
Other comprehensive income		(697)	(90)		(787)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		24,233	(24,233)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(834)	(644,425)	(98,099)	(3,167)	(746,525)
Net income, excluding preferred distributions on temporary equity preferred units of $479 and a $608 loss attributable to noncontrolling redeemable interests in properties	834	437,605	66,658	436	505,533
March 31, 2020	$42,338	$2,139,261	$325,546	$3,808	$2,510,953
Series J preferred stock premium and amortization	(82)				(82)
Stock incentive program (155,610 common units, net)					—
Amortization of stock incentive		4,969			4,969
Long-term incentive performance units			3,229		3,229
Issuance of unit equivalents and other (1,264 units and 15,561 common units)		22,899	(2)		22,897
Unrealized loss on hedging activities		(21,116)	(3,216)		(24,332)
Currency translation adjustments		(13,815)	(2,088)		(15,903)
Changes in available-for-sale securities and other		(479)	(73)		(552)
Net gain reclassified from accumulated other comprehensive loss into earnings		(415)	(63)		(478)
Other comprehensive income		(35,825)	(5,440)		(41,265)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		(769)	769		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(835)	(397,664)	(60,510)	(244)	(459,253)
Net income, excluding preferred distributions on temporary equity preferred units of $478 and a $3,921 loss attributable to noncontrolling redeemable interests in properties	835	254,213	38,650	293	293,991
June 30, 2020	$42,256	$1,987,084	$302,242	$3,857	$2,335,439

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
January 1, 2019	$42,748	$3,253,933	$492,877	$7,398	$3,796,956
Series J preferred stock premium and amortization	(82)				(82)
Limited partner units exchanged to common units (24,000 units)		253	(253)		—
Amortization of stock incentive		1,309			1,309
Redemption of limited partner units (774 units)		(127)	(8)		(135)
Treasury unit purchase (46,377 units)		(7,628)			(7,628)
Long-term incentive performance units			3,701		3,701
Issuance of unit equivalents and other (1,483 common units)		(1,756)	(2)		(1,758)
Unrealized gain on hedging activities		8,115	1,227		9,342
Currency translation adjustments		(4,130)	(614)		(4,744)
Changes in available-for-sale securities and other		125	19		144
Net loss reclassified from accumulated other comprehensive loss into earnings		945	143		1,088
Other comprehensive income		5,055	775		5,830
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		4,167	(4,167)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(834)	(633,388)	(96,010)	(552)	(730,784)
Net income, excluding preferred distributions on temporary equity preferred units of $479 and a $1,065 loss attributable to noncontrolling redeemable interests in properties	834	548,475	83,076	148	632,533
March 31, 2019	$42,666	$3,170,293	$479,989	$6,994	$3,699,942
Series J preferred stock premium and amortization	(82)				(82)
Stock incentive program (89,368 common units, net)		—			—
Amortization of stock incentive		5,098			5,098
Treasury unit purchase (1,046,580 units)		(173,630)			(173,630)
Long-term incentive performance units			7,721		7,721
Issuance of unit equivalents and other (14,853 units)		(7,960)	1	69	(7,890)
Unrealized loss on hedging activities		(6,113)	(909)		(7,022)
Currency translation adjustments		(3,078)	(545)		(3,623)
Changes in available-for-sale securities and other		468	71		539
Net loss reclassified from accumulated other comprehensive loss into earnings		942	144		1,086
Other comprehensive income		(7,781)	(1,239)		(9,020)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		28,588	(28,588)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(835)	(632,851)	(95,977)	(455)	(730,118)
Net income, excluding preferred distributions on temporary equity preferred units of $478 and a $28 loss attributable to noncontrolling redeemable interests in properties	835	495,324	75,066	426	571,651
June 30, 2019	$42,584	$2,877,081	$436,973	$7,034	$3,363,672

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of June 30, 2020, we owned or held an interest in 204 income-producing properties in the United States, which consisted of 99 malls, 69 Premium Outlets, 14 Mills, four lifestyle centers, and 18 other retail properties in 37 states and Puerto Rico. Internationally, as of June 30, 2020, we had ownership in 31 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of June 30, 2020, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 15 countries in Europe.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim periods ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

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

As of June 30, 2020, we consolidated 133 wholly-owned properties and 18 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 84 properties, or the joint venture properties, as well as our investments in Klépierre, Authentic Brands Group, LLC, or ABG, Forever 21, HBS Global Properties, or HBS, Rue Gilt Groupe, or RGG, and Sparc Group, formerly known as Aéropostale, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day-to-day operations of 57 of the 84 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Germany, Thailand, Canada, Spain, and the United Kingdom comprise 23 of the remaining 27 properties. These international properties are managed by joint ventures in which we share control.

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

weighted average ownership interest in the Operating Partnership was 86.8% for both the six months ended June 30, 2020 and 2019. As of June 30, 2020 and December 31, 2019, Simon’s ownership interest in the Operating Partnership was 86.8%. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of equity instruments, our deferred compensation plan investments, the debt securities of our captive insurance subsidiary, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At June 30, 2020 and December 31, 2019, we had equity instruments with readily determinable fair values of $45.4 million and $68.2 million, respectively. Changes in the fair value of these equity instruments are recorded in earnings. Non-cash mark-to-market adjustments related to an investment we hold in units of a publicly traded real estate investment trust are included in unrealized gains (losses) in fair value of equity instruments in our consolidated statements of operations and comprehensive income. Non-cash mark-to-market adjustments related to other non-real estate securities with readily determinable fair values for the three and six months ended June 30, 2020 and 2019 were nil in each period. At June 30, 2020 and December 31, 2019, we had equity instruments without readily determinable fair values of $305.8 million and $295.4 million, respectively, for which we have elected the measurement alternative.  We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the three or six months ended June 30, 2020 and 2019.

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

At June 30, 2020 and December 31, 2019, we held debt securities of $32.6 million and $52.8 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

The equity instruments with readily determinable fair values we held at June 30, 2020 and December 31, 2019 were primarily classified as having Level 1 and Level 2 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts and interest rate swap agreements with a gross asset balance of $25.4 million and $17.5 million at June 30, 2020 and December 31, 2019, respectively, and a gross liability balance of $3.6 million and $3.8 million at June 30, 2020 and December 31, 2019, respectively.

Note 7 includes a discussion of the fair value of debt measured using Level 2 inputs.  Level 3 inputs to our purchase accounting and impairment analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows:

	As of	As of
	June 30,	December 31,
	2020	2019
Limited partners’ interests in the Operating Partnership	$302,242	$378,339
Nonredeemable noncontrolling interests in properties, net	3,857	6,513
Total noncontrolling interests reflected in equity	$306,099	$384,852

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

Accumulated Other Comprehensive Income (Loss)

Simon

The total accumulated other comprehensive income (loss) related to Simon’s currency translation adjustment was ($194.7 million) and ($160.4 million) as of June 30, 2020 and December 31, 2019, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019	Affected line item where net income is presented
Accumulated derivative gains (losses), net	$478	$(1,086)	$958	$(2,174)	Interest expense
	(63)	144	(126)	287	Net income attributable to noncontrolling interests
	$415	$(942)	$832	$(1,887)

The Operating Partnership

The total accumulated other comprehensive income (loss) related to the Operating Partnership’s currency translation adjustment was ($224.3 million) and ($184.8 million) as of June 30, 2020 and December 31, 2019, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019	Affected line item where net income is presented
Accumulated derivative gains (losses), net	$478	$(1,086)	$958	$(2,174)	Interest expense

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

As of June 30, 2020 and December 31, 2019, we had no outstanding interest rate derivatives. We generally do not apply hedge accounting to interest rate caps, which had a nominal value as of June 30, 2020 and December 31, 2019.

We may enter into treasury lock agreements as part of an anticipated debt issuance. Upon completion of the debt issuance, the fair value of these instruments is recorded as part of accumulated other comprehensive income (loss) and is amortized to interest expense over the life of the debt agreement.

The unamortized gain on our treasury locks and terminated hedges recorded in accumulated other comprehensive income (loss) was $9.6 million as of June 30, 2020, compared to an unamortized gain of $10.6 million as of December 31, 2019. Within the next year, we expect to reclassify to earnings approximately $1.0 million of gains related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss).

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

We had the following Euro:USD forward contracts designated as net investment hedges at June 30, 2020 and December 31, 2019 (in millions):

		Asset (Liability) Value as of
		June 30,	December 31,
Notional Value	Maturity Date	2020	2019
€50.0	March 20, 2020	—	(0.5)
€50.0	March 20, 2020	—	(0.5)
€50.0	March 20, 2020	—	(0.5)
€50.0	May 15, 2020	—	1.5
€100.0	June 18, 2020	—	(0.6)
€90.0	June 18, 2020	—	(0.5)
€33.0	September 23, 2020	0.2	—
€60.0	September 23, 2020	0.3	—
€60.0	September 23, 2020	0.3	—
€120.0	September 23, 2020	0.6	—
€50.0	September 23, 2020	(1.0)	—
€30.0	September 23, 2020	(0.7)	—
€10.0	September 23, 2020	(0.2)	—
€50.0	December 18, 2020	0.3	—
€100.0	December 18, 2020	1.2	(0.6)
€100.0	December 18, 2020	1.2	(0.6)
€20.0	May 14, 2021	0.2	—
€50.0	May 14, 2021	2.5	1.3
€50.0	May 14, 2021	(1.8)	—
€30.0	May 14, 2021	0.2	—
€60.0	December 20, 2021	1.4	—
€60.0	December 20, 2021	1.5	—
€30.0	December 20, 2021	0.6	—

Asset balances in the above table are included in deferred costs and other assets. Liability balances in the above table are included in other liabilities.

We use a Euro-denominated cross-currency swap agreement to manage our exposure to changes in foreign exchange rates by swapping $150.0 million of 4.38% fixed rate U.S. dollar-denominated debt to 1.37% fixed rate Euro-denominated debt of €121.6 million. The cross-currency swap matures on December 1, 2020. The fair value of our cross-currency swap agreement at June 30, 2020 and December 31, 2019 was $14.8 million and $14.7 million, respectively, and is included in deferred costs and other assets.

We have designated certain currency forward contracts and the cross-currency swap as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss). Changes in the value of these forward contracts are offset by changes in the underlying hedged Euro-denominated joint venture investment.

The total accumulated other comprehensive income related to Simon’s derivative activities, including our share of other comprehensive income from unconsolidated entities, was $38.8 million and $41.2 million as of June 30, 2020 and December 31, 2019, respectively. The total accumulated other comprehensive income related to the Operating Partnership’s derivative activities,

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

including our share of other comprehensive income from unconsolidated entities, was $44.7 million and $47.5 million as of June 30, 2020 and December 31, 2019, respectively.

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

4. Real Estate Acquisitions and Dispositions

Unless otherwise noted, gains and losses on property transactions are included in (loss) gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the three months ended June 30, 2020 and 2019.

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

Simon

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net Income attributable to Common Stockholders — Basic and Diluted	$254,213	$495,324	$691,818	$1,043,799
Weighted Average Shares Outstanding — Basic and Diluted	305,882,326	308,708,798	306,193,205	308,842,682

For the three and six months ended June 30, 2020, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the three or six months ended June 30, 2020 and 2019. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.  On June 29, 2020, Simon’s Board of Directors declared a quarterly cash dividend for the second quarter of 2020 of $1.30 per share.  At June 30, 2020, we accrued the second quarter dividend of $458.2 million, recorded in dividends payable in the accompanying consolidated balance sheet, which was paid in cash on July 24, 2020.

The Operating Partnership

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net Income attributable to Unitholders — Basic and Diluted	$292,863	$570,389	$797,125	$1,201,940
Weighted Average Units Outstanding — Basic and Diluted	352,410,392	355,491,396	352,801,176	355,634,031

For the three and six months ended June 30, 2020, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the three or six months ended June 30, 2020 and 2019. We accrue distributions when they are declared.  On June 29, 2020, Simon’s Board of Directors declared a quarterly cash distribution for the second quarter of 2020 of $1.30 per unit.  At June 30, 2020, we accrued the second quarter distribution of $458.2 million, recorded in distributions payable in the accompanying consolidated balance sheet, which was paid in cash on July 24, 2020.

6. Investment in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in note 2, we held joint venture interests in 84 properties as of June 30, 2020.

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

We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of June 30, 2020 and December 31, 2019, we had construction loans and other advances to related parties totaling $86.3 million and $78.4 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

Unconsolidated Entity Transactions

On February 19, 2020, we and a group of co-investors acquired certain assets and liabilities of Forever 21, a retailer of apparel and accessories, out of bankruptcy.  The interests were acquired through two separate joint ventures, a licensing venture and an operating venture. Our noncontrolling interest in each of the retail operations venture and in the licensing venture is 37.5%. Our aggregate investment in the ventures was $67.6 million. In connection with the acquisition of our interest, the Forever 21 joint venture recorded a non-cash bargain purchase gain of which our share of $35.0 million pre-tax is included in income from unconsolidated entities in the consolidated statement of operations and comprehensive income.

On June 10, 2020, we exercised our contractual right to terminate the February 10, 2020, Agreement and Plan of Merger, or the Merger Agreement, with Taubman Centers, Inc., or TCO, a publicly held Michigan corporation. We also filed an action in the Circuit Court for the 6th Judicial Circuit of Oakland County, Michigan against Taubman Centers, Inc. and The Taubman Realty Group Limited Partnership (collectively, Taubman) requesting a declaration that Taubman had suffered a Material Adverse Event under the Merger Agreement and had breached covenants and representations in the Merger Agreement.

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

As of June 30, 2020 and December 31, 2019, we had an 11.7% legal noncontrolling equity interest in HBS, a joint venture we formed with Hudson’s Bay Company.  Our share of net income (loss), net of amortization of our excess investment, was $0.2 million and ($5.6) million for the three months ended June 30, 2020 and 2019, respectively, and $1.0 million and ($8.2) million for the six months ended June 30, 2020 and 2019, respectively. Total revenues, operating income and consolidated net income (loss) of HBS were approximately $64.7 million, $26.8 million and $8.7 million, respectively, for the six months ended June 30, 2020 and $67.2 million, $1.1 million and ($22.1) million, respectively, for the six months ended June 30, 2019.

On September 15, 2016, we and a group of co-investors acquired certain assets and liabilities of Aéropostale, a retailer of apparel and accessories, out of bankruptcy, and subsequently renamed Sparc Group.  The interests were acquired through two separate joint ventures, a licensing venture and an operating venture.  In April 2018, we contributed our entire interest in the licensing venture in exchange for additional interests in ABG, a brand development, marketing, and entertainment company.  In January 2020, we acquired additional interests of 5.05% and 1.37% in Sparc Group and ABG, respectively, for $6.7 million and $33.5 million, respectively.  At June 30, 2020, our noncontrolling equity method interests in the operations venture of Sparc Group and in ABG were 50.0% and 6.8%, respectively.

European Investments

At June 30, 2020, we owned 63,924,148 shares, or approximately 22.4%, of Klépierre, which had a quoted market price of $19.92 per share, which is below our carrying value.  We have evaluated this investment and believe that any impairment is not other-than-temporary. Our share of net income, net of amortization of our excess investment, was $2.2 million and $21.2 million for the three months ended June 30, 2020 and 2019, respectively, and $9.4 million and $39.0 million for the six months ended June 30, 2020 and 2019, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

results to GAAP, Klépierre’s total revenues, operating income before other items and consolidated net income were approximately $672.3 million, $199.9 million and $152.6 million, respectively, for the six months ended June 30, 2020 and $760.2 million, $318.5 million and $276.6 million, respectively, for the six months ended June 30, 2019.

During the six months ended June 30, 2020, we recorded a $7.8 million net loss related to the impairment and disposition of certain assets of Klépierre. During the six months ended June 30, 2019, Klépierre completed the disposal of its interests in certain shopping centers and we recorded a gain of $2.7 million. These transactions are included in (loss) gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

We have an interest in a European investee that had interests in ten and nine Designer Outlet properties, of which six are consolidated by us, as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, our legal percentage ownership interests in these properties ranged from 45% to 94%.

In addition, we have a 50.0% noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we also have a direct minority ownership in three of those outlets. At June 30, 2020 and December 31, 2019, the carrying value of these equity instruments without readily determinable fair values was $140.8 million and is included in deferred costs and other assets.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $187.7 million and $212.1 million as of June 30, 2020 and December 31, 2019, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $170.9 million and $173.9 million as of June 30, 2020 and December 31, 2019, respectively, including all related components of accumulated other comprehensive income (loss).

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Summary Financial Information

A summary of the combined balance sheets and statements of operations of our equity method investments and share of income from such investments, excluding Klépierre, ABG, HBS, RGG, Forever 21, and Sparc Group as follows.

COMBINED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
Assets:
Investment properties, at cost	$19,670,435	$19,525,665
Less - accumulated depreciation	7,641,911	7,407,627
	12,028,524	12,118,038
Cash and cash equivalents	733,224	1,015,864
Tenant receivables and accrued revenue, net	756,871	510,157
Right-of-use assets, net	180,952	185,302
Deferred costs and other assets	368,254	384,663
Total assets	$14,067,825	$14,214,024
Liabilities and Partners’ Deficit:
Mortgages	$15,436,464	$15,391,781
Accounts payable, accrued expenses, intangibles, and deferred revenue	808,425	977,112
Lease liabilities	183,406	186,594
Other liabilities	395,429	338,412
Total liabilities	16,823,724	16,893,899
Preferred units	67,450	67,450
Partners’ deficit	(2,823,349)	(2,747,325)
Total liabilities and partners’ deficit	$14,067,825	$14,214,024
Our Share of:
Partners’ deficit	$(1,233,667)	$(1,196,926)
Add: Excess Investment	1,488,444	1,525,903
Our net Investment in unconsolidated entities, at equity	$254,777	$328,977

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

COMBINED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
REVENUE:
Lease income	$574,246	$760,131	$1,318,096	$1,519,110
Other income	46,205	79,389	120,718	155,311
Total revenue	620,451	839,520	1,438,814	1,674,421
OPERATING EXPENSES:
Property operating	107,309	140,262	254,339	284,983
Depreciation and amortization	165,511	170,407	336,989	340,664
Real estate taxes	60,634	67,809	129,023	136,526
Repairs and maintenance	13,589	18,832	33,204	41,209
Advertising and promotion	10,016	19,695	32,768	44,021
Other	15,734	47,743	65,964	97,058
Total operating expenses	372,793	464,748	852,287	944,461
Operating Income Before Other Items	247,658	374,772	586,527	729,960
Interest expense	(152,409)	(157,927)	(309,050)	(313,944)
Gain on sale or disposal of assets and interests in unconsolidated entities, net	—	—	—	21,587
Net Income	$95,249	$216,845	$277,477	$437,603
Third-Party Investors’ Share of Net Income	$53,989	$110,620	$146,848	$223,287
Our Share of Net Income	41,260	106,225	130,629	214,316
Amortization of Excess Investment	(20,761)	(20,774)	(41,601)	(41,567)
Our Share of Gain on Sale or Disposal of Assets and Interests in Other Income in the Consolidated Financial Statements	—	—	—	(9,155)
Income from Unconsolidated Entities	$20,499	$85,451	$89,028	$163,594

Our share of income from unconsolidated entities in the above table, aggregated with our share of the results of Klépierre, ABG, HBS, RGG, Forever 21, and Sparc Group is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.  Unless otherwise noted, our share of the gain on sale or disposal of assets and interests in unconsolidated entities, net is reflected within (loss) gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

7. Debt

Unsecured Debt

At June 30, 2020, our unsecured debt consisted of $15.9 billion of senior unsecured notes of the Operating Partnership, $3.1 billion outstanding under the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, $750.0 million outstanding under the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and $702.3 million outstanding under the Operating Partnership’s global unsecured commercial paper note program, or Commercial Paper program.

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

At June 30, 2020, we had an aggregate available borrowing capacity of $4.9 billion under the Facilities. The maximum aggregate outstanding balance under the Facilities during the six months ended June 30, 2020 was $3.9 billion and the weighted average outstanding balance was $2.3 billion. Letters of credit of $11.3 million were outstanding under the Facilities as of June 30, 2020.

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On June 30, 2020, we had $702.3 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar-denominated notes with a weighted average interest rate of 0.24%. These borrowings have a weighted average maturity date of July 20, 2020 and reduce amounts otherwise available under the Facilities.

On July 9, 2020, the Operating Partnership completed the issuance of the following senior unsecured notes: $500.0 million with a fixed interest rate of 3.500%, $750 million with a fixed interest rate of 2.650%, and $750 million with a fixed interest rate of 3.800%, with maturity dates of September 2025 (the “2025” Notes”), June 2030, and June 2050, respectively. The 2025 Notes were issued as additional notes under an indenture pursuant to which the Operating Partnership previously issued $600 million principal amount of 3.500% senior notes due September 2025 on August 17, 2015. Proceeds from the unsecured notes offering funded the optional redemption at par of senior unsecured notes in July and August 2020, as discussed below, and repaid a portion of the indebtedness under the Facilities.

On July 10, 2020 the Operating Partnership repaid $1.75 billion under the Credit Facility and $750.0 million under the Supplemental Facility.

On July 22, 2020, the Operating Partnership completed the optional redemption at par of its $500 million 2.500% notes due September 1, 2020.

On August 6, 2020 the Operating Partnership completed the optional redemption at par of its €375 million 2.375% notes due October 2, 2020.

Mortgage Debt

Total mortgage indebtedness was $6.9 billion at June 30, 2020 and December 31, 2019.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of June 30, 2020, we were in compliance with all covenants of our unsecured debt.

At June 30, 2020, our consolidated subsidiaries were the borrowers under 46 non-recourse mortgage notes secured by mortgages on 50 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At June 30, 2020, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Fair Value of Debt

The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed rate mortgages and unsecured indebtedness including commercial paper was $22.6 billion and $23.2 billion as of June 30, 2020 and December 31, 2019, respectively. The fair values of these financial instruments and the related discount rate assumptions as of June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30,	December 31,
	2020	2019
Fair value of consolidated fixed rate mortgages and unsecured indebtedness	$23,834	$23,231
Weighted average discount rates assumed in calculation of fair value for fixed rate mortgages	2.37%	3.75%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	2.47%	3.67%

8. Equity

During the six months ended June 30, 2020, Simon issued 132,946 shares of common stock to four limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. During the six months ended June 30, 2020, the Operating Partnership redeemed 116,072 units from two limited partners for $16.1 million. These transactions increased Simon’s ownership interest in the Operating Partnership.

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  On February 11, 2019, Simon's Board of Directors authorized a new common stock repurchase plan.  Under the new plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period ending February 11, 2021 in the open market or in privately negotiated transactions as market conditions warrant.  During the six months ended June 30, 2020, Simon purchased 1,245,654 shares at an average price of $122.50 per share.  During the six months ended June 30, 2019, Simon purchased 1,092,957 shares at an average price of $165.84 per share, of which 46,377 shares at an average price of $164.49 per share were purchased as part of the previous program.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

We paid a common stock dividend of $2.10 per share in the first quarter of 2020.  We paid a common stock dividend of $2.05 per share for the three months ended June 30, 2019 and $4.10 per share for the six months ended June 30, 2019.  The Operating Partnership paid distributions per unit for the same amounts.  On June 29, 2020, Simon’s Board of Directors declared a quarterly cash dividend for the second quarter of 2020 of $1.30 per share, payable on July 24, 2020 to shareholders of record on July 10, 2020.  The distribution rate on units is equal to the dividend rate on common stock.

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

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units in the Operating Partnership contain provisions which could require

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

the Operating Partnership to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit in the consolidated statements of equity in issuance of unit equivalents and other.  There were no noncontrolling interests redeemable at amounts in excess of fair value as of June 30, 2020 and December 31, 2019.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as follows:

	As of	As of
	June 30,	December 31,
	2020	2019
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	161,855	193,524
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$187,392	$219,061

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

	As of	As of
	June 30,	December 31,
	2020	2019
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	161,855	193,524
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$187,392	$219,061

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

We recorded compensation expense, net of capitalization, related to these LTIP programs of approximately $6.9 million and $8.1 million for the six months ended June 30, 2020 and 2019, respectively.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Restricted Stock.  The Compensation Committee awarded 135,140 shares of restricted stock to employees during the six months ended June 30, 2020 at a weighted-average fair market value of $54.86 per share. During the six months ended June 30, 2020, our non-employee Directors were awarded 32,487 shares of restricted stock at a weighted-average fair market value of $58.57 per share. These shares represent a portion of the compensation we pay our non-employee Directors, and all of the shares have been placed in a non-employee Director deferred compensation account maintained by us. The grant date fair value of the employee restricted stock awards is being recognized as expense over the three-year vesting service period. The grant date fair value of the non-employee Director restricted stock awards is being recognized as expense over the one-year vesting service period. In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.

We recorded compensation expense, net of capitalization, related to restricted stock of approximately $6.0 million and $3.8 million for the six months ended June 30, 2020 and 2019, respectively.

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

9. Lease Income

Fixed lease income under our operating leases includes fixed minimum lease consideration and fixed common area maintenance, or CAM, reimbursements recorded on a straight-line basis.  Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, utilities, marketing, and certain other items including negative variable lease income as discussed below.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Fixed lease income	$954,966	$1,068,701	$2,009,920	$2,128,820
Variable lease income	58,544	229,866	265,822	449,803
Total lease income	$1,013,510	$1,298,567	$2,275,742	$2,578,623

In April 2020, the FASB staff released guidance focused on treatment of concessions related to the effects of COVID-19 on the application of lease modification guidance in Accounting Standards Codification (ASC) 842, “Leases.” The guidance provides a practical expedient to forgo the associated reassessments required by ASC 842 when changes to a lease result in similar or lower future consideration.  As a result, rent abatements are generally accounted for as negative variable lease consideration in the period granted, and further abatements granted will reduce lease income in future periods when the abatements are granted.

We have agreed to deferral or abatement arrangements with a limited number of our tenants. Discussions with our tenants are ongoing and may result in further rent deferrals, lease amendments, abatements and/or lease terminations, as we deem

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

appropriate on a case-by-case basis based on each tenant's unique financial and operating situation. In addition, uncollected rent due from certain of our tenants is subject to ongoing litigation, the outcome of which may affect our ability to collect in full the associated outstanding receivable balances.

In connection with rent deferrals or other accruals of unpaid rent payments, if we determine that rent payments are probable of collection, we will continue to recognize lease income on a straight-line basis over the lease term along with associated tenant receivables. However, if we determine that such deferred rent payments or other accrued but unpaid rent payments are not probable of collection, lease income will be recorded on the cash basis, with the corresponding tenant receivable and deferred rent receivable balances charged as a direct write-off against lease income in the period of the change in our collectability determination.

When a tenant seeks to reorganize its operations through bankruptcy proceedings, we assess the collectability of receivable balances. Our ongoing assessment incorporates, among other things, the timing of a tenant’s bankruptcy filing and our expectations of the assumptions by the tenant in bankruptcy proceedings of leases at the Company’s properties on substantially similar terms.

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

Lease Commitments

As of June 30, 2020, a total of 23 of our consolidated properties are subject to ground leases.  The termination dates of these ground leases range from 2021 to 2090, including periods for which exercising an extension option is reasonably assured.  These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total sales of the property.  In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2020 to 2028.  These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate, and utility expenses.  Some of our ground and office leases include escalation clauses.  All of our lease arrangements are classified as operating leases.  We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating Lease Cost
Fixed lease cost	$7,137	$7,943	$15,146	$15,108
Variable lease cost	3,147	4,186	7,087	8,330
Sublease income	(187)	(167)	(373)	(334)
Total operating lease cost	$10,097	$11,962	$21,860	$23,104

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$22,180	$24,172

Weighted-average remaining lease term - operating leases	34.8 years	36 years
Weighted-average discount rate - operating leases	4.86%	4.87%

Minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2020	$32,706
2021	32,697
2022	32,721
2023	32,863
2024	32,997
Thereafter	924,243
$1,088,227
Impact of discounting	(568,811)
Operating lease liabilities	$519,416

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of June 30, 2020 and December 31, 2019, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $193.3 million and $214.8 million, respectively.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

Concentration of Credit Risk

Our U.S. Malls, Premium Outlets, and The Mills rely upon anchor tenants to attract customers; however, anchors do not contribute materially to our financial results as many anchors own their spaces. All material operations are within the United States and no customer or tenant accounts for 5% or more of our consolidated revenues.

Hurricane Impacts

During the third quarter of 2017, our two wholly-owned properties located in Puerto Rico experienced property damage and business interruption as a result of Hurricane Maria.  Since the date of the loss, we have received $77.6 million of insurance proceeds from third-party carriers related to the two properties located in Puerto Rico, of which $46.5 million was used for property restoration and remediation and to reduce the insurance recovery receivable.  During the three and six months ended June 30, 2020, we recorded $1.6 million and $2.7 million, respectively, as business interruption income. During the three and six months

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

ended June 30, 2019, we recorded $3.2 million and $7.6 million, respectively, as business interruption income.  These amounts were recorded in other income in the accompanying consolidated statements of operations and comprehensive income.

COVID-19

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, or COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has already had a significant impact on economic and market conditions around the world in the first half of 2020 and continues to adversely impact economic activity in retail real estate. The impact of the COVID-19 pandemic continues to evolve and governments and other authorities, including where we own or hold interests in properties, have imposed measures intended to control its spread, including restrictions on freedom of movement, group gatherings and business operations such as travel bans, border closings, business closures, quarantines, stay-at-home, shelter-in-place orders, density limitations and social distancing measures. Governments and other authorities are in varying stages of lifting or modifying some of these measures, however certain governments and other authorities have already been forced to, and others may in the future, reinstate these measures or impose new, more restrictive measures, if the risks, or the tenants’ and consumers’ perception of the risks, related to the COVID-19 pandemic worsen at any time. Given the differing consumer demographics and responses to the pandemic and the characteristics and layout of certain properties, the impact of COVID-19 and these measures has been, and will continue be, greater on some properties than others. As a result of the COVID-19 pandemic and these measures, the Company may experience material impacts including changes in the ability to recognize revenue due to changes in our assessment of the probability of collection of lease income and asset impairment charges as a result of changing cash flows generated by our properties.

As of June 30, 2020, 199 of our domestic properties, certain of our retailer investments, and certain international properties had reopened.  All of our retail properties were reopened as of July 10th; however, seven properties in California were subsequently closed on July 15th because of new restrictive governmental orders.

In March, as a precautionary measure to maximize liquidity and to increase available cash on hand, the Company drew $3.75 billion on its Facilities and has repaid certain amounts outstanding as discussed in note 7.

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of June 30, 2020, we owned or held an interest in 204 income-producing properties in the United States, which consisted of 99 malls, 69 Premium Outlets, 14 Mills, four lifestyle centers, and 18 other retail properties in 37 states and Puerto Rico. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at properties in the United States, Canada, Asia and Europe. Internationally, as of June 30, 2020, we had ownership in 31 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. We also have one international outlet property under development. As of June 30, 2020, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 15 countries in Europe.

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

We consider FFO and net operating income, or NOI, and portfolio NOI to be key measures of operating performance that are not specifically defined by accounting principles generally accepted in the United States, or GAAP. We use these measures internally to evaluate the operating performance of our portfolio and provide a basis for comparison with other real estate companies. Reconciliations of these measures to the most comparable GAAP measure are included below in this discussion.

COVID-19

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, or COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has already had a significant impact on economic and market conditions around the world in the first half of 2020 and continues to adversely impact economic activity in retail real estate. The impact of the COVID-19 pandemic continues to evolve and governments and other authorities, including where we own or hold interests in properties, have imposed measures intended to control its spread, including restrictions on freedom of movement, group gatherings and business operations such as travel bans, border closings, business closures, quarantines, stay-at-home, shelter-in-place orders, density limitations and social distancing measures. Governments and other authorities are in varying stages of lifting or modifying some of these measures, however certain governments and other authorities have already been forced to, and others may in the future, reinstate these measures or impose new, more restrictive measures, if the risks, or the tenants’ and consumers’ perception of the risks, related to the COVID-19 pandemic worsen at any time. Given the differing consumer demographics and responses to the pandemic and the characteristics and layout of certain properties, the impact of COVID-19 and these measures has been, and will continue be, greater on some properties than others. As a result of the COVID-19 pandemic and these measures, the Company may experience material impacts including changes in the ability to recognize revenue due to changes in our assessment of the probability of collection of lease income and asset impairment charges as a result of changing cash flows generated by our properties.

As of June 30, 2020, 199 of our domestic properties, certain of our retailer investments, and certain international properties had reopened.  All of our retail properties were reopened as of July 10th; however, seven properties in California were subsequently closed on July 15th because of new restrictive governmental orders.  On average, the Company’s retail properties were closed 51 days or approximately 56% of the second quarter.

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

Results Overview

Diluted earnings per share and diluted earnings per unit decreased $1.12 during the first six months of 2020 to $2.26 from $3.38 for the same period last year. The decrease in diluted earnings per share and diluted earnings per unit was primarily attributable to:

●	a lawsuit settled with our former insurance broker in 2019 related to the significant flood damage sustained at Opry Mills in May 2010 of $68.0 million, or $0.19 per diluted share/unit,
●	a gain in 2019 related to the disposition of our interest in a multi-family residential investment of $15.6 million, or $0.04 per diluted share/unit,
●	decreased consolidated lease income of $302.9 million, or $0.86 per diluted share/unit, comprised of decreased fixed lease income of $118.9 million and decreased variable lease income of $184.0 million, which was primarily due to COVID-19,
●	decreased other income, excluding the two aforementioned 2019 transactions, of $42.6 million, or $0.12 per diluted share/unit, primarily related to decreased Simon Brand Ventures and gift card revenues due to COVID-19,
●	decreased income from unconsolidated entities of $102.2 million, or $0.29 per diluted share/unit, primarily due to year-over-year operations from retailer investments of $16.8 million, or $0.05 per diluted share/unit, as well as unfavorable domestic and international operations, all of which were impacted by COVID-19 disruption, and
●	an unrealized unfavorable change in fair value of equity instruments of $11.8 million, or $0.03 per diluted share/unit, partially offset by
●	decreased consolidated total operating expenses of $114.7 million, or $0.33 per diluted share/unit, which was primarily related to COVID-19 disruption,
●	decreased tax expense of $23.0 million, or $0.07 per diluted share/unit, and
●	decreased interest expense in 2020 of $12.5 million, or $0.04 per diluted share/unit.

Portfolio NOI decreased 10.7% for the six month period in 2020 over the piror year period.  Average base minimum rent for U.S. Malls and Premium Outlets increased 2.8% to $56.02 psf as of June 30, 2020, from $54.52 psf as of June 30, 2019. Leasing spreads in our U.S. Malls and Premium Outlets were relatively flat as we were able to lease available square feet at similar rents, resulting in an open/close leasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $0.26 psf ($62.95 openings compared to $63.21 closings) as of June 30, 2020, representing a 0.4% decrease. Ending occupancy for our U.S. Malls and Premium Outlets decreased 1.5% to 92.9% as of June 30, 2020, from 94.4% as of June 30, 2019, primarily due to 2019 tenant bankruptcy activity, partially offset by leasing activity.

Our effective overall borrowing rate at June 30, 2020 on our consolidated indebtedness decreased 53 basis points to 2.81% as compared to 3.34% at June 30, 2019. This decrease was primarily due to a decrease in the effective overall borrowing rate on variable rate debt of 206 basis points (0.95% at June 30, 2020 as compared to 3.01% at June 30, 2019), partially offset by an increase in the amount of our fixed rate debt. The weighted average years to maturity of our consolidated indebtedness was 6.8 years and 7.4 years at June 30, 2020 and December 31, 2019, respectively.

Our financing activity for the six months ended June 30, 2020 included:

●	amending and replacing in its entirety the Operating Partnership’s existing $4.0 billion unsecured revolving credit facility, or Credit Facility, by entering into an unsecured credit facility comprised of (i) an amendment and extension of the Credit Facility and (ii) a $2.0 billion delayed-draw term loan facility, or Term Facility,
●	decreasing our borrowings under the Operating Partnership’s global unsecured commercial paper note program, or the Commercial Paper program, by $624.8 million,
●	repaying $125.0 million under the Credit Facility and subsequently borrowing $3.1 billion under the Credit Facility, and
●	borrowing $875.0 million under the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility and Term Facility, the Facilities, and subsequently repaying $125.0 million.

On July 9, 2020, the Operating Partnership completed the issuance of the following senior unsecured notes: $500.0 million with a fixed interest rate of 3.500%, $750 million with a fixed interest rate of 2.650%, and $750 million with a fixed interest rate of 3.800%, with maturity dates of September 2025 (the “2025” Notes”), June 2030, and June 2050, respectively. The 2025 Notes were issued as additional notes under an indenture pursuant to which the Operating Partnership previously issued $600 million principal amount of 3.500% senior notes due September 2025 on August 17, 2015. Proceeds from the unsecured notes offering funded the optional redemption at par of senior unsecured notes in July and August 2020, as discussed below, and repaid a portion of the indebtedness under the Facilities.

On July 10, 2020 the Operating Partnership repaid $1.75 billion under the Credit Facility and $750.0 million under the Supplemental Facility.

On July 22, 2020, the Operating Partnership completed the optional redemption at par of its $500 million 2.500% notes due September 1, 2020.

On August 6, 2020 the Operating Partnership completed the optional redemption at par of its €375 million 2.375% notes  due October 2, 2020.

United States Portfolio Data

The portfolio data discussed in this overview includes the following key operating statistics: ending occupancy, and average base minimum rent per square foot. We include acquired properties in this data beginning in the year of acquisition and remove disposed properties in the year of disposition. For comparative purposes, we separate the information related to The Mills from our other U.S. operations. We also do not include any information for properties located outside the United States.

The following table sets forth these key operating statistics for the combined U.S. Malls and Premium Outlets:

●	properties that are consolidated in our consolidated financial statements,
●	properties we account for under the equity method of accounting as joint ventures, and
●	the foregoing two categories of properties on a total portfolio basis.

	June 30,	June 30,	%/Basis Points
	2020	2019	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	93.0%	94.6%	-160 bps
Unconsolidated	92.7%	93.9%	-120 bps
Total Portfolio	92.9%	94.4%	-150 bps
Average Base Minimum Rent per Square Foot
Consolidated	$54.10	$52.91	2.2%
Unconsolidated	$61.48	$58.74	4.7%
Total Portfolio	$56.02	$54.52	2.8%
The Mills:
Ending Occupancy	95.3%	97.1%	-180 bps
Average Base Minimum Rent per Square Foot	$34.11	$32.87	3.8%
(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Total Reported Sales per Square Foot.  Given all of our U.S. retail properties were closed for approximately half of the quarter due to the COVID-19 pandemic, we are not presenting reported retail tenant sales per square foot as we do not believe the trends for the period are indicative of future operating results.

Current Leasing Activities

During the six months ended June 30, 2020, we signed 222 new leases and 503 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 2.7 million square feet, of which 2.5 million square feet related to consolidated properties. During the comparable period in 2019, we signed 464 new leases and 496 renewal leases with a fixed minimum rent, comprising approximately 3.0 million square feet, of which 2.3 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $62.61 per square foot in 2020 and $63.25 per square foot in 2019 with an average tenant allowance on new leases of $50.62 per square foot and $52.12 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	June 30,	June 30,	%/Basis Points
	2020	2019	Change
Ending Occupancy	99.3%	99.9%	-60 bps
Average Base Minimum Rent per Square Foot	¥5,339	¥5,214	2.40%

Results of Operations

The following acquisitions and dispositions of consolidated properties affected our consolidated results in the comparative periods:

●	On September 19, 2019, we acquired the remaining 50% interest in a hotel adjacent to one of our properties from our joint venture partner.
●	During the third quarter of 2019, we disposed of two retail properties.

The following acquisitions and openings of equity method investments and properties affected our income from unconsolidated entities in the comparative periods:

●	On June 23, 2020, we opened Siam Premium Outlets Bangkok, a 264,000 square foot center in Bangkok, Thailand. We own a 50% interest in this center.
●	On February 19, 2020, we and a group of co-investors acquired certain assets and liabilities of Forever 21, a retailer of apparel and accessories, out of bankruptcy. The interests were acquired through two separate joint ventures, a licensing venture and an operating venture. Our noncontrolling interest in each of the retail operations venture and in the licensing venture is 37.5%.
●	On February 13, 2020, through our European investee, we opened Malaga Designer Outlets, a 191,000 square foot center in Malaga, Spain. We own a 46% interest in this center.
●	In January 2020, we acquired additional interests of 5.05% and 1.37% in Sparc Group, formerly known as Aéropostale and Authentic Brands Groups, LLC, or ABG, respectively, for $6.7 million and $33.5 million, respectively.
●	On October 16, 2019, we contributed approximately $276.8 million consisting of cash and the Shop Premium Outlets, or SPO, assets for a 45% noncontrolling interest in Rue Gilt Groupe, or RGG, to create a new multi-platform venture dedicated to digital value shopping.
●	On May 22, 2019, we opened Premium Outlets Querétaro, a 274,800 square foot center in Santiago de Querétaro, Mexico. We own a 50% interest in this center.

For the purposes of the following comparison between the three and six months ended June 30, 2020 and 2019, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned or held interests in and operated in both of the periods under comparison.

Three months ended June 30, 2020 vs. Three months ended June 30, 2019

Lease income decreased $285.1 million, of which the property transactions accounted for $1.0 million of the decrease.  Comparable lease income decreased $284.1 million, or 21.9%.  Total lease income decreased primarily due to decreases in fixed minimum lease and CAM consideration recorded on a straight-line basis of $113.7 million and reduced variable lease income of $171.4 million, primarily related to lower consideration based on tenant sales and negative variable lease income.

Total other income decreased $42.9 million, primarily due to a $25.7 million decrease related to Simon Brand Venture and gift card revenues, a $5.8 million decrease related to a gain recorded in 2019 as a result of land contributions to joint ventures for densification projects at two of our properties, a $4.3 million decrease in distributions from investments and lower business interruption insurance proceeds received in connection with our two Puerto Rico properties as a result of hurricane damages of $1.6 million, partially offset by a $3.4 million gain related to the sale of outparcels.

Property operating expenses decreased $35.5 million primarily due to the closure of properties as a result of the COVID-19 pandemic and restrictions intended to prevent its spread and cost reduction efforts, as previously discussed.

Depreciation and amortization decreased $28.5 million, of which the property transactions accounted for $2.6 million.  The comparable properties accounted for $25.9 million of the decrease primarily due to the acceleration of depreciation in 2019 on a property upon initiation of a major redevelopment.

Advertising and promotion decreased $22.7 million primarily due to the closure of properties as a result of the COVID-19 pandemic and restrictions intended to prevent its spread and cost reduction efforts, as previously discussed.

Home and regional office costs expense decreased $10.4 million due to a reduction in personnel, compensation and non-essential corporate spending.

Income and other tax expense decreased $7.1 million primarily as a result of a higher tax benefit due to larger losses on our share of operating results in the retail operations venture of Sparc Group as compared to 2019, and reduced withholding and income taxes related to certain of our international investments, partially offset by tax expense from a bargain purchase gain recorded as a result of the acquisition of our interest in Forever 21.

Income from unconsolidated entities decreased $62.2 million primarily due to results of operations from our retailer investments, as well as unfavorable domestic and international operations, both of which were impacted by COVID-19 disruption, partially offset by a $35.0 million pre-tax non-cash bargain purchase gain recorded as a result of the acquisition of our interest in Forever 21.

During 2020, we recorded a $7.8 million loss, net, related to the impairment and disposition of certain assets by Klépierre. During 2019, we recorded a $2.7 million gain related to Klépierre’s disposition of certain shopping centers.

Simon’s net income attributable to noncontrolling interests decreased $40.4 million due to a decrease in the net income of the Operating Partnership.

Six months ended June 30, 2020 vs. Six months ended June 30, 2019

Lease income decreased $302.9 million, of which the property transactions accounted for $2.3 million of the decrease.  Comparable lease income decreased $300.6 million, or 11.7%. Total lease income decreased primarily due to decreases in fixed minimum lease and CAM consideration recorded on a straight-line basis of $118.9 million and reduced variable lease income of $184.0 million, primarily related to lower consideration based on tenant sales and negative variable lease income.

Total other income decreased $126.1 million, primarily due to a $68.0 million decrease related to a lawsuit settled with our former insurance broker in 2019 related to the significant flood damage sustained at Opry Mills in May 2010, a $26.2 million decrease related to Simon Brand Venture and gift card revenues, a $15.6 million gain on the 2019 sale of our interest in a multi-family residential property, a $5.8 million decrease related to a gain recorded in 2019 as a result of land contributions for densification projects at two of our properties, lower business interruption insurance proceeds received in connection with our two Puerto Rico properties as a result of hurricane damages of $4.9 million, and a $4.8 million decrease in distributions from investments, partially offset by a $4.3 million gain related to the sale of outparcels.

Property operating expenses decreased $41.4 million primarily due to the closure of properties as a result of the COVID-19 pandemic and restrictions intended to prevent its spread and cost reduction efforts, as previously discussed.

Advertising and promotion decreased $26.3 million primarily due to the closure of properties as a result of the COVID-19 pandemic and restrictions intended to prevent its spread and cost reduction efforts, as previously discussed.

Home and regional office costs expense decreased $8.6 million due to a reduction in personnel, compensation and non-essential corporate spending.

Income and other tax expense changed by $23.0 million primarily as a result of a higher tax benefit due to larger losses on our share of operating results in the retail operations venture of Sparc Group as compared to 2019, and reduced withholding and income taxes related to certain of our international investments, partially offset by tax expense from a bargain purchase gain recorded as a result of the acquisition of our interest in Forever 21.

Income from unconsolidated entities decreased $102.2 million primarily due to results of operations from our retailer investments, as well as unfavorable domestic and international operations, both of which were impacted by COVID-19 disruption, partially offset by a $35.0 million pre-tax non-cash bargain purchase gain recorded as a result of the acquisition of our interest in Forever 21.

During 2020, we recorded a $7.8 million loss, net, related to the impairment and disposition of certain assets by Klépierre, offset by a $1.0 million gain related to the disposition of a shopping center by one of our joint venture investments. During 2019, we recorded a $2.7 million gain related to Klépierre’s disposition of certain shopping centers.

Simon’s net income attributable to noncontrolling interests decreased $56.1 million due to a decrease in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised 16.9% of our total consolidated debt at June 30, 2020. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $974.8 million in the aggregate during the six months ended June 30, 2020. The Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents increased $2.6 billion during the first six months of 2020 to $3.3 billion as of June 30, 2020 primarily as a result of new borrowings under the Facilities, as a precautionary measure to maximize liquidity and to increase available cash on hand as previously discussed.

On June 30, 2020, we had an aggregate available borrowing capacity of approximately $4.9 billion under the Credit Facilities, net of outstanding borrowings of $3.9 billion and amounts outstanding under the Commercial Paper program of $702.3 million and letters of credit of $11.3 million. For the six months ended June 30, 2020, the maximum aggregate outstanding balance under the Credit Facilities was $3.9 billion and the weighted average outstanding balance was $2.3 billion. The weighted average interest rate was 1.10% for the six months ended June 30, 2020.

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

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the six months ended June 30, 2020 totaled $974.8 million. In addition, we had net proceeds from our debt financing and repayment activities of $3.1 billion in 2020. These activities are further discussed below under “Financing and Debt.” During the first six months of 2020, we also:

●	funded the acquisition of the ventures which purchased certain assets of Forever 21 and acquired additional interests in Sparc Group and ABG, the aggregate cash portion of which was $107.8 million,
●	paid stockholder dividends and unitholder distributions totaling approximately $745.2 million and preferred unit distributions totaling $2.6 million,
●	funded consolidated capital expenditures of $337.5 million (including development and other costs of $20.7 million, redevelopment and expansion costs of $278.0 million, and tenant costs and other operational capital expenditures of $38.8 million),
●	funded investments in unconsolidated entities of $63.5 million,
●	funded investments in equity instruments of $24.9 million,

●	received proceeds on the sale of equity instruments of $30.0 million, and
●	funded the repurchase of $152.6 million of Simon’s common stock and redeemed units of the Operating Partnership for $16.1 million.

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

Financing and Debt

Unsecured Debt

At June 30, 2020, our unsecured debt consisted of $15.9 billion of senior unsecured notes of the Operating Partnership, $3.1 billion outstanding under the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, $750.0 million outstanding under the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and $702.3 million outstanding under the Operating Partnership’s global unsecured commercial paper note program, or Commercial Paper program.

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

At June 30, 2020, we had an aggregate available borrowing capacity of $4.9 billion under the Facilities. The maximum aggregate outstanding balance under the Facilities during the six months ended June 30, 2020 was $3.9 billion and the weighted average outstanding balance was $2.3 billion. Letters of credit of $11.3 million were outstanding under the Facilities as of June 30, 2020.

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On June 30, 2020, we had $702.3 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar-denominated notes with a weighted average interest rate of 0.24%. These borrowings have a weighted average maturity date of July 20, 2020 and reduce amounts otherwise available under the Facilities.

On July 9, 2020, the Operating Partnership completed the issuance of the following senior unsecured notes: $500.0 million with a fixed interest rate of 3.500%, $750 million with a fixed interest rate of 2.650%, and $750 million with a fixed interest rate of 3.800%, with maturity dates of September 2025 (the “2025” Notes”), June 2030, and June 2050, respectively. The 2025 Notes were issued as additional notes under an indenture pursuant to which the Operating Partnership previously issued $600 million principal amount of 3.500% senior notes due September 2025 on August 17, 2015. Proceeds from the unsecured notes offering funded the optional redemption at par of senior unsecured notes in July and August 2020, as discussed below, and repaid a portion of the indebtedness under the Facilities.

On July 10, 2020 the Operating Partnership repaid $1.75 billion under the Credit Facility and $750.0 million under the Supplemental Facility.

On July 22, 2020, the Operating Partnership completed the optional redemption at par of its $500 million 2.500% notes due September 1, 2020.

On August 6, 2020 the Operating Partnership completed the optional redemption at par of its €375 million 2.375% notes due October 2, 2020.

Mortgage Debt

Total mortgage indebtedness was $6.9 billion at June 30, 2020 and December 31, 2019.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of June 30, 2020, we were in compliance with all covenants of our unsecured debt.

At June 30, 2020, our consolidated subsidiaries were the borrowers under 46 non-recourse mortgage notes secured by mortgages on 50 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At June 30, 2020, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of June 30, 2020 and December 31, 2019, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	June 30, 2020	Interest Rate(1)	December 31, 2019	Interest Rate(1)
Fixed Rate	$22,659,561	3.49%	$23,298,167	3.46%
Variable Rate	4,609,322	0.95%	865,063	2.61%
	$27,268,883	2.81%	$24,163,230	3.16%
(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the combined 2019 Annual Report on Form 10-K of Simon and the Operating Partnership.

In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of June 30, 2020, for the remainder of 2020 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2020	2021 - 2022	2023 - 2024	After 2024	Total
Long Term Debt (1) (2)	$2,181,216	$4,238,687	$5,506,563	$15,426,254	$27,352,720
Interest Payments (3)	381,015	1,349,207	1,030,464	3,514,936	6,275,622
(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	The amount due in 2020 includes $702.3 million outstanding under the Commercial Paper program.
(3)	Variable rate interest payments are estimated based on the LIBOR rate at June 30, 2020.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in note 6 of the condensed notes to our consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of June 30, 2020, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $193.3 million.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

Hurricane Impacts

During the third quarter of 2017, our two wholly-owned properties located in Puerto Rico experienced property damage and business interruption as a result of Hurricane Maria.  Since the date of the loss, we have received $77.6 million of insurance proceeds from third-party carriers related to the two properties located in Puerto Rico, of which $46.5 million was used for property restoration and remediation and to reduce the insurance recovery receivable.  During the three and six months ended June 30, 2020, we recorded $1.6 million and $2.7 million, respectively, as business interruption income. During the three and six months ended June 30, 2019, we recorded $3.2 million and $7.6 million, respectively, as business interruption income.  These amounts were recorded in other income in the accompanying consolidated statements of operations and comprehensive income.

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

Acquisitions. In January 2020, we acquired additional interests of 5.05% and 1.37% in Sparc Group and ABG, respectively, for $6.7 million and $33.5 million, respectively.  At June 30, 2020, our noncontrolling equity method interests in the operations venture of Sparc Group and in ABG were 50.0% and 6.8%, respectively.

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

Joint Venture Formation and Other Investment Activity

On February 19, 2020, we and a group of co-investors acquired certain assets and liabilities of Forever 21, a retailer of apparel and accessories, out of bankruptcy.  The interests were acquired through two separate joint ventures, a licensing venture and an operating venture. Our noncontrolling interest in each of the retail operations venture and in the licensing venture is 37.5%. Our aggregate investment in the ventures was $67.6 million. In connection with the acquisition of our interest, the Forever 21 joint venture recorded a non-cash bargain purchase gain of which our share of $35.0 million pre-tax is included in income from unconsolidated entities in the consolidated statement of operations and comprehensive income.

On June 10, 2020, we exercised our contractual right to terminate the February 10, 2020, Agreement and Plan of Merger, or the Merger Agreement, with Taubman Centers, Inc., or TCO, a publicly held Michigan corporation. We also filed an action in the Circuit Court for the 6th Judicial Circuit of Oakland County, Michigan against Taubman Centers, Inc. and The Taubman Realty Group Limited Partnership (collectively, Taubman) requesting a declaration that Taubman had suffered a Material Adverse Event under the Merger Agreement and had breached covenants and representation in the Merger Agreement governing the operation of Taubman's business.

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

The Company has suspended more than $1.0 billion of capital in development projects.  The Company will re-evaluate all suspended projects over time.  Construction continues on certain redevelopment and new development projects in the U.S. and internationally that are nearing completion.  Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $700 million.  Simon’s share of remaining net cash funding required to complete the new development and redevelopment projects currently under construction is approximately $140 million.  We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 8-10% for all of our new development, expansion and redevelopment projects.

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material. We expect our share of estimated committed capital for international development projects to be completed with projected delivery in 2020 or 2021 is $111 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these new development and expansion projects as well as our share of the estimated total cost as of June 30, 2020 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
New Development Projects:
Málaga Designer Outlet	Málaga, Spain	191,000	46%	EUR	50.3	$56.5	Opened Feb. - 2020
Siam Premium Outlets Bangkok	Bangkok, Thailand	264,000	50%	THB	1,654	$53.6	Opened Jun. - 2020
West Midlands Designer Outlet	Cannock (West Midlands), England	197,000	20%	GBP	26.5	$32.6	Feb. - 2021
Expansions:
Gotemba Premium Outlets Phase 4	Gotemba, Japan	178,000	40%	JPY	7,476	$69.4	Opened Jun. - 2020
Rinku Premium Outlets Phase 5	Izumisano (Osaka), Japan	110,000	40%	JPY	3,219	$29.9	Aug. - 2020
(1)	USD equivalent based upon June 30, 2020 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $2.10 per share in the first quarter of 2020.  Simon paid a common stock dividend of $2.05 per share in the second quarter of 2019 and $4.10 per share for the six months ended June 30, 2019.  The Operating Partnership paid distributions per unit for the same amounts.  On June 29, 2020, Simon’s Board of Directors declared a quarterly cash dividend for the second quarter of 2020 of $1.30 per share, payable on July 24, 2020 to shareholders of record on July 10, 2020.  The distribution rate on units is equal to the dividend rate on common stock.  In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  On February 11, 2019, Simon's Board of Directors authorized a new common stock repurchase plan.  Under the new plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period ending February 11, 2021 in the open market or in privately negotiated transactions as market conditions warrant.  During the six months ended June 30, 2020, Simon purchased 1,245,654 shares at an average price of $122.50 per share.  During the six months ended June 30, 2019, Simon purchased 1,092,957 shares at an average price of $165.84 per share, of which 46,377 shares at an average price of $164.49 per share as part of the previous program.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

Forward-Looking Statements

Certain statements made in this section or elsewhere in this Quarterly Report on Form 10-Q may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: uncertainties regarding the impact of the COVID-19 pandemic and governmental restrictions intended to prevent its spread on our tenants’ businesses, financial condition, results of operations, cash flow and liquidity and our ability to access the capital markets, satisfy our debt service obligations and make distributions to our stockholders; the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise; changes in economic and market conditions that may adversely affect the general retail environment; the intensely competitive market environment in the retail industry; changes to applicable laws or regulations or the interpretation thereof; risks associated with the acquisition, development, redevelopment, expansion, leasing and management of properties; the inability to lease newly developed properties and renew leases and relet space at existing properties on favorable terms; the potential loss of anchor stores or major tenants; decreases in market rental rates; the impact of our substantial indebtedness on our future operations; any disruption in the financial markets that may adversely affect our ability to access capital for growth and satisfy our ongoing debt service requirements; any change in our credit rating; changes in market rates of interest and foreign exchange rates for foreign currencies; general risks related to real estate investments, including the illiquidity of real estate investments; security breaches that could compromise our information technology or infrastructure; risks relating to our joint venture properties; our continued ability to maintain our status as a REIT; changes in tax laws or regulations that result in adverse tax consequences; changes in the value of our investments in foreign entities; our ability to hedge interest rate and currency risk; changes in insurance costs; the availability of comprehensive insurance coverage; natural disasters; the potential for terrorist activities; environmental liabilities; the loss of key management personnel; and the transition of LIBOR to an alternative reference rate.  We discussed these and other risks and uncertainties under the heading "Risk Factors" in the combined 2019 Annual Report on Form 10-K of Simon and the Operating Partnership and in this report. We may update that discussion in subsequent other periodic reports, but, except as required by law, we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

Non-GAAP Financial Measures

Industry practice is to evaluate real estate properties in part based on performance measures such as FFO, diluted FFO per share, NOI, and portfolio NOI. We believe that these non-GAAP measures are helpful to investors because they are widely recognized measures of the performance of REITs and provide a relevant basis for comparison among REITs. We also use these measures internally to measure the operating performance of our portfolio.

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

You should understand that our computations of these non-GAAP measures might not be comparable to similar measures reported by other REITs and that these non-GAAP measures:

●	do not represent cash flow from operations as defined by GAAP,
●	should not be considered as an alternative to net income determined in accordance with GAAP as a measure of operating performance, and
●	are not an alternative to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Funds from Operations	$746,474	$1,064,406	$1,727,105	$2,146,326
Change in FFO from prior period	(29.9)%	0.4%	(19.5)%	2.8%
Consolidated Net Income	$290,548	$572,102	$795,952	$1,204,048
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	321,707	350,045	647,745	675,983
Our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS	129,309	139,271	266,017	273,902
Loss (gain) on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	7,845	(2,681)	6,883	(2,681)
Unrealized (gains) losses in fair value of equity instruments	(202)	12,317	18,846	7,000
Net loss (gain) attributable to noncontrolling interest holders in properties	3,628	(400)	3,799	518
Noncontrolling interests portion of depreciation and amortization	(5,048)	(4,935)	(9,511)	(9,818)
Preferred distributions and dividends	(1,313)	(1,313)	(2,626)	(2,626)
FFO of the Operating Partnership	$746,474	$1,064,406	$1,727,105	$2,146,326
FFO allocable to limited partners	98,537	140,077	228,166	282,396
Dilutive FFO allocable to common stockholders	$647,937	$924,329	$1,498,939	$1,863,930
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$0.83	$1.60	$2.26	$3.38
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre and HBS, net of noncontrolling interests portion of depreciation and amortization	1.27	1.37	2.57	2.65
Loss (gain) on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	0.02	(0.01)	0.02	(0.01)
Unrealized (gains) losses in fair value of equity instruments	—	0.03	0.05	0.02
Diluted FFO per share	$2.12	$2.99	$4.90	$6.04
Basic and Diluted weighted average shares outstanding	305,882	308,709	306,193	308,843
Weighted average limited partnership units outstanding	46,528	46,783	46,608	46,791
Basic and Diluted weighted average shares and units outstanding	352,410	355,492	352,801	355,634

The following schedule reconciles consolidated net income to NOI.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$290,548	$572,102	$795,952	$1,204,048
Income and other tax (benefit) expense	(62)	7,010	(5,845)	17,112
Interest expense	197,061	198,425	384,688	397,160
Income from unconsolidated entities	(44,322)	(106,542)	(94,787)	(196,986)
Unrealized (gains) losses in fair value of equity instruments	(202)	12,317	18,846	7,000
Loss (gain) on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	7,845	(2,681)	6,883	(2,681)
Operating Income Before Other Items	450,868	680,631	1,105,737	1,425,653
Depreciation and amortization	324,140	352,606	652,402	681,249
Home and regional office costs	36,090	46,467	90,460	99,027
General and administrative	7,296	10,359	14,190	19,496
NOI of consolidated entities	$818,394	$1,090,063	$1,862,789	$2,225,425
Reconciliation of NOI of unconsolidated entities:
Net Income	$95,249	$216,845	$277,477	$437,603
Interest expense	152,409	157,927	309,050	313,944
Gain on sale or disposal of assets and interests in unconsolidated entities, net	—	—	—	(21,587)
Operating Income Before Other Items	247,658	374,772	586,527	729,960
Depreciation and amortization	165,511	170,407	336,989	340,664
NOI of unconsolidated entities	$413,169	$545,179	$923,516	$1,070,624
Add: Our share of NOI from Klépierre, HBS, and other corporate investments	69,532	71,121	94,010	125,796
Combined NOI	$1,301,095	$1,706,363	$2,880,315	$3,421,845
Less: Corporate and Other NOI Sources (1)	73,115	125,863	160,713	318,703
Less: Our share of NOI from Retailer Investments	(15,549)	8,802	(39,223)	6,632
Less: Our share of NOI from Investments (2)	50,041	61,119	98,193	116,430
Portfolio NOI	$1,193,488	$1,510,579	$2,660,632	$2,980,080
Portfolio NOI Growth	(21.0)%		(10.7)%
(1)	Includes income components excluded from portfolio NOI (domestic lease termination income, interest income, land sale gains, straight line lease income, above/below market lease adjustments), unrealized and realized gains/losses on non-real estate related equity instruments, Northgate, Simon management company revenues, and other assets.
(2)	Includes our share of NOI of Klépierre (at constant currency) and HBS.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of June 30, 2020. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of June 30, 2020. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

The ongoing novel coronavirus (COVID-19) pandemic and governmental restrictions intended to prevent its spread, as well as other future epidemics, pandemics or public health crises, could have a significant negative impact on our business, financial condition, results of operations, cash flow and liquidity and our ability to access the capital markets, satisfy our debt service obligations and make distributions to our shareholders.

The COVID-19 pandemic has already had a significant negative impact on economic and market conditions around the world in the first half of 2020 and continues to adversely impact economic activity in retail real estate. The impact of the COVID-19 pandemic continues to evolve and governments and other authorities, including where we own or hold interests in properties, have imposed measures intended to control its spread, including restrictions on freedom of movement, group gatherings and business operations such as travel bans, border closings, business closures, quarantines, stay-at-home, shelter-in-place orders, density limitations and social distancing measures. Governments and other authorities are in varying stages of lifting or modifying some of these measures. However, given the differing consumer demographics and responses to the pandemic and the characteristics and layout of certain properties, the impact of COVID-19 and these measures has been, and will continue to be, greater on some properties more than others. Certain governments and other authorities have already been forced to, and others may in the future, reinstitute these measures or impose new, more restrictive measures, if the risks, or the tenants’ and consumers' perception of the risks, related to the COVID-19 pandemic worsen at any time.

As of June 30, 2020, we owned or held an interest in 204 income-producing properties in the United States located in 37 states and Puerto Rico. Internationally, as of June 30, 2020, we had ownership interests in 31 properties primarily located in Asia, Europe and Canada and have one international outlet property under development. We have an interest in a European investee that has interests in ten Designer Outlet properties, as more fully described in our most recently filed Annual Report on Form 10-K. As of June 30, 2020, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 15 countries in Europe.

Demand for retail space and the profitability of our properties depends, in part, on the ability and willingness of tenants to enter into and perform obligations under leases. On March 18, 2020, after extensive discussions with federal, state and local officials and in recognition of the need to address the spread of COVID-19, we closed all of our retail properties in the United States. We gradually reopened retail properties beginning May 1st in markets where local and state closure mandates had been lifted and retail restrictions had been eased. As of June 30, 2020, we had fully reopened 199 of our 204 retail properties in the United States with social distancing measures impacting the number of visitors who can be at a property. Although all of our retail properties were reopened as of July 10th, we were required to close seven properties in California on July 15th because of new restrictive governmental orders that target certain businesses.  In addition, a number of tenants have not re-opened at our properties and we do not have certainty that all of them will re-open. In addition, even after certain restrictions intended to prevent the spread of COVID-19 are lifted or reduced, the willingness of customers to visit our properties is likely to be reduced and our tenants' businesses are likely to be adversely affected, based upon many factors, including whether the number of COVID-19 transmissions is materially reduced, a vaccination which prevents or reduces the severity of COVID-19 becomes readily available, or a cure or treatment is identified and becomes readily available. Further, demand could remain reduced due to heightened sensitivity to risks associated with the transmission of COVID-19 or other associated diseases. In addition, some of our properties are located at or within a close proximity to tourist destinations and these properties and our tenants' businesses are therefore heavily and adversely impacted by reductions in travel and tourism resulting from travel bans or restrictions and general public concern regarding the risk of travel.

During the period of closure of all of our retail properties, we have experienced a significant reduction in cash rent collections, which may continue for an indeterminate period. With respect to those tenants from whom we have not received payment we have been engaged in discussions with substantially all of them. We have agreed to deferral or abatement arrangements with a limited number of our tenants, resulting in rent deferrals with tenants (the vast majority of which we expect to receive over the course of the remainder of 2020 and 2021) and rent abatement with tenants representing, in the aggregate, less than 15.0% of our lease income for the second quarter 2020. Discussions with our tenants are ongoing and may result in further rent deferrals, lease restructures, abatements and/or lease terminations, as we deem appropriate on a case-by-case basis based on each tenant's unique financial and operating situation.

In connection with rent deferrals (or other accruals of unpaid rent), although we will not receive cash rent payments as scheduled, if we determine that rent payments are probable of collection, we will continue to recognize lease income on a straight-line basis over the lease term and associated tenant receivables, until the time of payment. However, if we determine that such deferred rent payments (or other accrued but unpaid rent payments) are not probable of collection, lease income will be recorded as the lesser of the amount that would be recognized on a straight-line basis or cash that has been received from the tenant, with any tenant receivable and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in our collectability determination. As a result, we may experience material impacts, including, but not limited to, changes in the ability to recognize revenue due to changes in the probability of collection and reductions in rental income associated with write-offs of tenant receivable and deferred rent receivable balances. In addition, any rent abatements we have granted, and may potentially grant in the future, will be accounted for as negative variable lease consideration in the period granted thereby reducing lease income.

The impact of the COVID-19 pandemic on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and make distributions to our shareholders could depend on additional factors, including:

●	the financial condition and viability of our tenants, and their ability or willingness to pay rent in full;
●	state, local, federal and industry-initiated tenant relief efforts that may adversely affect landlords, including us, and their ability to collect rent and/or enforce remedies for the failure to pay rent;
●	our ability to renew leases or re-lease available space in our properties on favorable terms or at all, including as a result of a deterioration in the economic and market conditions in the markets in which we own properties or due to restrictions intended to prevent the spread of COVID-19, including any additional government mandated closures of businesses that frustrate our leasing activities;
●	a severe and prolonged disruption and instability in the global financial markets, including the debt and equity capital markets, all of which have already been experienced and which may continue to affect our or our tenants' ability to access capital necessary to fund our or their respective business operations or repay, refinance or renew maturing liabilities on a timely basis, on attractive terms, or at all and may adversely affect the valuation of financial assets and liabilities, any of which could affect our and our tenants' ability to meet liquidity and capital expenditure requirements;
●	a refusal or failure of one or more lenders under our credit facility to fund their respective financing commitment to us may affect our ability to access capital necessary to fund our business operations and to meet our liquidity and capital expenditure requirements;
●	a reduction in the cash flows generated by our properties and the values of our properties that could result in impairments or limit our ability to dispose of them at attractive prices or obtain debt financing secured by our properties;
●	the complete or partial closure of one or more of our tenants' manufacturing facilities or distribution centers, temporary or long-term disruption in our tenants' supply chains from local and international suppliers and/or delays in the delivery of our tenants' inventory, any of which could reduce or eliminate our tenants' sales, cause the temporary closure of our tenants' businesses, and/or result in their bankruptcy or insolvency;
●	a negative impact on consumer discretionary spending caused by high unemployment levels, reduced economic activity or a severe or prolonged recession;
●	our and our tenants' ability to manage our respective businesses to the extent our and their management or personnel (including on-site employees) are impacted in significant numbers by the COVID-19 pandemic or are otherwise not willing, available or allowed to conduct work, including any impact on our tenants' ability to deliver timely information to us that is necessary for us to make effective decisions; and

●	our and our tenants' ability to ensure business continuity in the event our or our tenants' continuity of operations plan is (i) not effective or improperly implemented or deployed or (ii) compromised due to increased cyber and remote access activity during the COVID-19 pandemic.

To the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described under the section entitled "Part I, Item 1A. Risk Factors" of the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2019 and the section entitled "Part II, Item 1A. Risk Factors" of the Company's and the Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Conditions that adversely affect the general retail environment could materially and adversely affect us.

Our concentration in the retail real estate market—our primary source of revenue is retail tenants—means that we could be materially and adversely affected by conditions that materially and adversely affect the retail environment generally, including, without limitation:

●	levels of consumer spending, changes in consumer confidence, income levels, and fluctuations in seasonal spending in the United States and internationally;
●	consumer perceptions of the safety, convenience and attractiveness of our properties;
●	the impact on our retail tenants and demand for retail space at our properties from the increasing use of the Internet by retailers and consumers;
●	the creditworthiness of our retail tenants and the availability of new creditworthy tenants and the related impact on our occupancy levels and lease income;
●	local real estate conditions, such as an oversupply of, or reduction in demand for, retail space or retail goods, decreases in rental rates and declines in real estate values;
●	the willingness of retailers to lease space in our properties at attractive rents, or at all;
●	actual or perceived changes in national and international economic conditions, which can result from global events such as international trade disputes, a foreign debt crisis, foreign currency volatility, natural disasters, war, epidemics and pandemics, the fear of spread of contagious diseases, civil unrest and terrorism, as well as from domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, rising interest rates, inflation and limited growth in consumer income;
●	changes in regional and local economies, which may be affected by increased rates of unemployment, increased foreclosures, higher taxes, decreased tourism, industry slowdowns, adverse weather conditions, and other factors;
●	increased operating costs and capital expenditures, whether from redevelopments, replacing tenants or otherwise;
●	changes in applicable laws and regulations, including tax, environmental, safety and zoning; and
●	the impact of the COVID-19 pandemic, and restrictions intended to prevent its spread, which were implemented through a combination of state, local and federal orders and regulations that were put in place with unprecedented speed and with no opportunity for citizens to challenge their legality.

Additionally, a portion of our lease income is derived from overage rents based on sales over a stated base amount that directly depend on the sales volume of our retail tenants. Accordingly, declines in our tenants' sales performance could reduce the income produced by our properties.

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

Taubman Litigation

On June 10, 2020, Simon Property exercised its contractual rights to terminate its February 9, 2020 merger agreement (the Merger Agreement) with Taubman Centers, Inc. and The Taubman Realty Group Limited Partnership (collectively, Taubman). Simon Property also filed an action in the Circuit Court for the 6th Judicial Circuit of Oakland County, Michigan (the Court) against Taubman requesting a declaration that Taubman has suffered a material adverse effect under the Merger Agreement and has breached covenants and representations in the Merger Agreement and seeking damages for Taubman's breaches. If there is an adverse decision by the court and after exhaustion of all rights of appeal, we could be required to consummate the transactions under the Merger Agreement or pay damages, which could have a negative impact on our businesses, results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Simon

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by Simon during the quarter ended June 30, 2020.

Issuer Purchases of Equity Securities

				Total number	Approximate
				of shares	value of shares
				purchased as	that may yet
	Total number		Average	part of publicly	be purchased
	of shares		price paid	announced	under
Period	purchased		per share	plans	plans (2)
April 1, 2020 - April 30, 2020	15,561	(1)	$54.86	—	$1,495,265,506
May 1, 2020 - May 31, 2020	—		$—	—	$1,495,265,506
June 1, 2020 - June 30, 2020	—		$—	—	$1,495,265,506
	15,561		$54.86	—
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

The Operating Partnership

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended June 30, 2020.

Issuer Purchases of Equity Securities

There were no purchases of equity securities made by the Operating Partnership during the quarter ended June 30, 2020.

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
Date: August 10, 2020

SIMON PROPERTY GROUP, L.P.

/s/ Brian J. McDade
Brian J. McDade
Executive Vice President, Chief Financial Officer and
Treasurer of Simon Property Group, Inc., General Partner
Date: August 10, 2020