Form 10-K
period 2020-12-31
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2021-02-25
CIK 1063761, 1022344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Simon Property Group, Inc. Yes ☒ No ◻	Simon Property Group, L.P. Yes ⌧ No ◻

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12-b of the Act).

Simon Property Group, Inc. Yes ◻ No ⌧	Simon Property Group, L.P. Yes ◻ No ⌧

The aggregate market value of shares of common stock held by non-affiliates of Simon Property Group, Inc. was approximately $20,734 million based on the closing sale price on the New York Stock Exchange for such stock on June 30, 2020.

As of January 31, 2021, Simon Property Group, Inc. had 328,493,416 and 8,000 shares of common stock and Class B common stock outstanding, respectively.

Simon Property Group, L.P. had no publicly-traded voting equity as of June 30, 2020.  Simon Property Group, L.P. has no common stock outstanding.

Documents Incorporated By Reference

Portions of Simon Property Group, Inc.’s Proxy Statement in connection with its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the annual period ended December 31, 2020 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority-owned partnership subsidiary, for which Simon is the general partner. As of December 31, 2020, Simon owned an approximate 87.4% ownership interest in the Operating Partnership, with the remaining 12.6% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day-to-day management.

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

December 31, 2020

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of December 31, 2020, we owned or held an interest in 203 income-producing properties in the United States, which consisted of 99 malls, 69 Premium Outlets, 14 Mills, four lifestyle centers, and 17 other retail properties in 37 states and Puerto Rico. We also own an 80% noncontrolling interest in The Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. Internationally, as of December 31, 2020, we had ownership interests in 31 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe and Canada. As of December 31, 2020, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 15 countries in Europe.

For a description of our operational strategies and developments in our business during 2020, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

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

Subject to Simon’s REIT limitations, we may invest in the securities of other issuers in connection with acquisitions of indirect interests in real estate. Such an investment would normally be in the form of general or limited partnership or membership interests in special purpose partnerships and limited liability companies that own one or more properties. We may, in the future, acquire all or substantially all of the securities or assets of other REITs, management companies or similar entities where such investments would be consistent with our investment policies.  Additionally we have and may in the future make investments in entities engaged in non-real estate activities, primarily through a taxable REIT subsidiary, similar to the investments we currently hold in certain retail operations.

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

The Operating Partnership has a $4.0 billion unsecured revolving credit facility, or Credit Facility, a $2.0 billion delayed-draw term loan facility, or Term Facility, and a $3.5 billion supplemental unsecured revolving credit facility, or Supplemental Facility, or together, the Facilities. The Credit Facility and the Term Facility can be increased in the form of either additional commitments under the Credit Facility or incremental term loans under the Term Facility in an aggregate amount for all such increases not to exceed $1.0 billion, for a total aggregate size of $7.0 billion, in each case, subject to obtaining additional lender commitments and satisfying certain customary conditions precedent. The initial maturity date of the Term Facility and Credit Facility are June 30, 2022 and June 30, 2024, respectively. Each of the Term Facility and Credit Facility can be extended for two additional six-month periods to June 30, 2023 and June 30, 2025, respectively, at our sole option, subject to satisfying certain customary conditions precedent. The Term Facility was available via a single draw during the nine-month period following March 16, 2020 and was drawn on in 2020 prior to expiring.

Borrowings under the Credit Facility bear interest, at the Operating Partnership’s election, at either (i) LIBOR plus a margin determined by the Operating Partnership’s corporate credit rating of between 0.65% and 1.40% or (ii) the base rate (which rate is equal to the greatest of the prime rate, the federal funds effective rate plus 0.50% or LIBOR plus 1.00%) (the “Base Rate”), plus a margin determined by the Operating Partnership’s corporate credit rating of between 0.00% and 0.40%. The Credit Facility includes a facility fee determined by the Operating Partnership’s corporate credit rating of between 0.10% and 0.30% on the aggregate revolving commitments under the Credit Facility. The Credit Facility contains a money market competitive bid option program that allows the Operating Partnership to hold auctions to achieve lower pricing for short-term borrowings. Borrowings under the Term Facility bear interest, at the Operating Partnership’s election, at either (i) LIBOR plus a margin determined based on the Operating Partnership’s corporate credit rating of between 0.725% and 1.60% or (ii) the base rate (equal to the greatest of the prime rate, the federal funds effective rate plus 0.50% or LIBOR plus 1.00%) plus a margin determined by the Operating Partnership’s corporate credit rating of between 0.00% and 0.60%.  The Term Facility includes a ticking fee equal to 0.10% of the unused term loan commitment under the Term Facility, which ticking fee commenced accruing on the date that is forty-five days after the closing of the Term Facility.

The Supplemental Facility’s initial borrowing capacity of $3.5 billion may be increased to $4.5 billion during its term. The initial maturity date of the Supplemental Facility is June 30, 2022 and can be extended for an additional year to June 30,

2023 at our sole option, subject to our continued compliance with the terms thereof. The base interest rate on the Supplemental Facility is LIBOR plus 77.5 basis points, with an additional facility fee of 10 basis points. The Credit Facility and Supplemental Facility, or together the Credit Facilities, provide for borrowings denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars.

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

Policies With Respect To Certain Other Activities

We intend to make investments which are consistent with Simon’s qualification as a REIT, unless Simon’s Board of Directors determines that it is no longer in Simon’s best interests to so qualify as a REIT. Simon’s Board of Directors may make such a determination because of changing circumstances or changes in the REIT requirements. Simon has authority to issue shares of its capital stock or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire Simon’s shares, the Operating Partnership’s units, or any other securities. On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan, or the Repurchase Program, through March 31, 2019 and on February 11, 2019, Simon's Board of Directors authorized a new common stock repurchase plan.  Under the program, the Company could purchase up to $2.0 billion of its common stock during the two-year period ending February 11, 2021.  Under the Repurchase Program, Simon may repurchase the shares in the open market, or in privately negotiated transactions. At December 31, 2020, we had remaining authority to repurchase $1.5 billion of common stock, which has subsequently expired. Simon may also issue shares of its common stock, or pay cash at its option, to holders of units in future periods upon exercise of such holders’ rights under the partnership agreement of the Operating Partnership. Our policy prohibits us from making any loans to the directors or executive officers of Simon for any purpose. We may make loans to the joint ventures in which we participate. Additionally, we may make or buy interests in loans secured by real estate properties owned by others or make investments in companies that own real estate assets.

Competition

The retail real estate industry is dynamic and competitive. We compete with numerous merchandise distribution channels, including malls, outlet centers, community/lifestyle centers, and other shopping centers in the United States and abroad. We also compete with internet retailing sites and catalogs, including our tenants, which provide retailers with distribution options beyond existing brick and mortar retail properties. The existence of competitive alternatives, accelerated by the impact of COVID-19, could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both the tenants to occupy the properties that we develop and manage as well as for the acquisition of prime sites (including land for development and operating properties). We believe that there are numerous factors that make our properties highly desirable to retailers, including:

●	the quality, location and diversity of our properties;
●	our management and operational expertise;
●	our extensive experience and relationships with retailers, lenders and suppliers;
●	our marketing initiatives and consumer focused strategic corporate alliances; and
●	the sustainability of physical retail.

Certain Activities

During the past three years, we have:

●	issued 409,936 shares of Simon common stock upon the exchange of units in the Operating Partnership;
●	issued 605,625 restricted shares of Simon common stock and 36,252 long-term incentive performance units, or LTIP units, net of forfeitures, under The Simon Property Group 1998 Stock Incentive Plan, as amended, or the 1998 Plan, and the Simon Property Group, L.P. 2019 Stock Incentive Plan, or the 2019 Plan;

●	purchased 5,767,922 shares of Simon common stock in the open market for $866.5 million pursuant to our Repurchase Programs;
●	issued 22,137,500 shares of common stock in a public offering at a public offering price of $72.50 per share, before underwriting discounts and commissions;
●	issued 475,183 units in the Operating Partnership in exchange for the remaining interest in a former joint venture property;
●	issued 955,705 units in the Operating Partnership as part of the consideration for the acquisition of an 80% interest in TRG;
●	redeemed 614,617 units in the Operating Partnership at an average price of $169.96 per unit in cash;
●	amended and extended the Supplemental Facility in February 2018 to further increase our borrowing capacity, extend its term and reduce its base interest rate;
●	amended and replaced in its entirety the Operating Partnership’s existing Credit Facility in March 2020, by entering into an unsecured credit facility compromised of (i) an amendment and extension of the Credit Facility and (ii) a $2.0 billion delayed-draw term loan facility, or Term Facility;
●	borrowed a maximum amount of $3.9 billion under the Credit Facilities; the outstanding amount of borrowings under the Credit Facility as of December 31, 2020 was $125.0 million and no borrowings were outstanding under the Supplemental Facility;
●	borrowed a maximum amount of $2.0 billion under the Term Facility; the outstanding amount of borrowings as of December 31, 2020 was $2.0 billion;
●	increased the borrowing capacity of the Commercial Paper program from $1.0 billion to $2.0 billion in November 2018; the outstanding amount of Commercial Paper notes as of December 31, 2020 was $623.0 million; and
●	provided annual reports containing financial statements audited by our independent registered public accounting firm and quarterly reports containing unaudited financial statements to our security holders.

Human Capital

At December 31, 2020, we and our affiliates employed approximately 3,300 persons at various properties and offices throughout the United States, of which approximately 900 were part-time. Approximately 1,000 of these employees were located at our corporate headquarters in Indianapolis, Indiana.

We believe our employees are the driving force behind our success.  To ensure we continue to attract, develop and retain the best talent across the organization, we invest in our employees and provide equal opportunities. We offer a variety of ongoing talent programs that foster continual development, high performance and overall organizational effectiveness, including a series of leadership development programs. We conduct an annual talent-assessment process for selected business functions within our corporate and field organizations that includes plans for individual employee career development and long-term leadership succession, and also conduct an annual performance appraisal process for all regular employees.

We are committed to providing a work environment that is free from any form of discrimination or harassment for any protected class and also embraces principles of inclusiveness. Our aim is to implement a sustainable diversity and inclusion strategy in the coming years that is aligned with our values and guiding operating principles, including an internal policy, targeted solutions for employees and an annual process of assessment, action and evaluation led by our human resources department.

Our compensation program is designed to, among other things, attract, retain and motivate talented and experienced individuals using a mix of competitive salaries and other benefits.

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

Information about our Executive Officers

The following table sets forth certain information with respect to Simon’s executive officers as of February 25, 2021.

Name	Age	Position
David Simon	59	Chairman of the Board, Chief Executive Officer and President
John Rulli	64	Chief Administrative Officer
Steven E. Fivel	60	General Counsel and Secretary
Brian J. McDade	41	Executive Vice President, Chief Financial Officer and Treasurer
Alexander L. W. Snyder	51	Assistant General Counsel and Assistant Secretary
Adam J. Reuille	46	Senior Vice President and Chief Accounting Officer

The executive officers of Simon serve at the pleasure of Simon’s Board of Directors.

Mr. Simon has served as the Chairman of Simon’s Board of Directors since 2007, Chief Executive Officer of Simon or its predecessor since 1995 and assumed the position of President in 2019. Mr. Simon has also been a director of Simon or its predecessor since its incorporation in 1993. Mr. Simon was the President of Simon’s predecessor from 1993 to 1996. He is the nephew of Herbert Simon.

Mr. Rulli serves as Simon’s Chief Administrative Officer. Mr. Rulli joined Melvin Simon & Associates, Inc., or MSA, in 1988 and held various positions with MSA and Simon thereafter. Mr. Rulli became Chief Administrative Officer in 2007 and was promoted to Senior Executive Vice President in 2011.

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

Item 1A.  Risk Factors

The following factors, among others, could cause our actual results to differ materially from those expressed or implied in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by our management from time to time. These factors may have a material adverse effect on our business, financial condition, liquidity, results of operations, funds from operations, or FFO, and prospects, which we refer to herein as a material adverse effect on us or as materially and adversely affecting us, and you should carefully consider them. Additional risks and uncertainties not presently known to us or which are currently not believed to be material may also affect our actual results. We may update these factors in our future periodic reports.

Summary of Risk Factors

The following summarizes our material risk factors.  However, this summary is not intended to be a comprehensive and complete list of all risk factors identified by the Company.  Refer to the following pages of this section for additional details regarding these summarized risk factors and other additional risk factors identified by the Company.

●	The ongoing novel coronavirus (COVID-19) pandemic and governmental restrictions intended to prevent its spread, as well as other future epidemics, pandemics or public health crises, could have a significant negative impact on our business, financial condition, results of operations, cash flow and liquidity and our ability to access the capital markets, satisfy our debt service obligations and make distributions to our shareholders.
●	Conditions that adversely affect the general retail environment could materially and adversely affect us.
●	Some of our properties depend on anchor stores or other large nationally recognized tenants to attract shoppers and we could be materially and adversely affected by the loss of one or more of these anchors or tenants.
●	We face potential adverse effects from tenant bankruptcies.
●	We face a wide range of competition that could affect our ability to operate profitably, including e-commerce.
●	Vacant space at our properties could materially and adversely affect us.
●	We may not be able to lease newly developed properties to or renew leases and relet space at existing properties with an appropriate mix of tenants, if at all.
●	Our international activities may subject us to risks that are different from or greater than those associated with our domestic operations.
●	We face risks associated with the acquisition, development, redevelopment and expansion of properties.
●	We have a substantial debt burden that could affect our future operations.
●	The agreements that govern our indebtedness contain various covenants that impose restrictions on us that might affect our ability to operate freely.
●	Disruption in the capital and credit markets may adversely affect our ability to access external financings for our growth and ongoing debt service requirements.
●	Adverse changes in our credit ratings could affect our borrowing capacity and borrowing terms.
●	Simon and certain subsidiaries of the Operating Partnership have elected to be taxed as REITs in the United States. The failure to maintain Simon’s or the Subsidiary REITs’ qualifications as REITs or changes in applicable tax laws or regulations could result in adverse tax consequences.
●	If the Operating Partnership fails to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.
●	Our ownership of TRSs is subject to certain restrictions, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our TRSs are not conducted on arm’s-length terms.
●	We have limited control with respect to some properties that are partially owned or managed by third parties, which may adversely affect our ability to sell or refinance them.
●	The Operating Partnership guarantees debt or otherwise provides support for a number of joint venture properties.

●	Some of our properties are subject to potential natural or other disasters.

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

The COVID-19 pandemic has already had a significant negative impact on economic and market conditions around the world in 2020, and, notwithstanding the fact that vaccines have started to be administered in the United States and elsewhere, the pandemic continues to adversely impact economic activity in retail real estate. The impact of the COVID-19 pandemic continues to evolve and governments and other authorities, including where we own or hold interests in properties, have imposed measures intended to control its spread, including restrictions on freedom of movement, group gatherings and business operations such as travel bans, border closings, business closures, quarantines, stay-at-home, shelter-in-place orders, density limitations and social distancing measures. Governments and other authorities are in varying stages of lifting or modifying some of these measures. However, governments and other authorities have already been forced to, and others may in the future, reinstitute these measures or impose new, more restrictive measures, if the risks, or the tenants’ and consumers' perception of the risks, related to the COVID-19 pandemic worsen at any time. Although tenants and consumers have been adapting to the COVID-19 pandemic, with tenants adding services like curbside pickup, and while consumer risk-tolerance is evolving, such adaptations and evolution may take time, and there is no guarantee that retail will return to pre-pandemic levels even once the pandemic subsides.

As of December 31, 2020, we owned or held an interest in 203 income-producing properties in the United States located in 37 states and Puerto Rico. We also own an 80% noncontrolling interest in TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. Internationally, as of December 31, 2020, we had ownership interests in 31 properties primarily located in Asia, Europe and Canada and have one international outlet property under development. We have an interest in a European investee that has interests in ten Designer Outlet properties, as more fully described elsewhere in this Annual Report. As of December 31, 2020, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 15 countries in Europe.

Demand for retail space and the profitability of our properties depends, in part, on the ability and willingness of tenants to enter into and perform obligations under leases. On March 18, 2020, after extensive discussions with federal, state and local officials and in recognition of the need to address the spread of COVID-19, we closed all of our retail properties in the United States. We gradually reopened retail properties beginning May 1st in markets where local and state closure mandates had been lifted and retail restrictions had been eased. As of October 7th all of our domestic retail properties had reopened but we do not have certainty that additional closures in the future will not be required.  In addition, a number of tenants have not re-opened at our properties and we do not have certainty that all of them will re-open.  As of December 31, all of our domestic retail properties remained open.  In addition, even after certain restrictions intended to prevent the spread of COVID-19 are lifted or reduced, the willingness of customers to visit our properties is likely to be reduced and our tenants' businesses are likely to be adversely affected, based upon many factors, including whether the number of COVID-19 transmissions is materially reduced, how quickly vaccinations which prevent or reduce the severity of COVID-19 become readily available, or a cure or treatment is identified and becomes readily available. Further, demand could remain reduced due to heightened sensitivity to risks associated with the transmission of COVID-19 or other associated diseases. In addition, some of our properties are located at or within a close proximity to tourist destinations and these properties and our tenants' businesses are therefore heavily and adversely impacted by reductions in travel and tourism resulting from travel bans or restrictions and general public concern regarding the risk of travel.

During the period of closure of all of our retail properties, we have experienced a significant reduction in cash rent collections, which may continue for an indeterminate period. With respect to those tenants from whom we have not received payment, we have been engaged in discussions with substantially all of them. We have agreed to deferral or abatement arrangements with a number of our tenants, resulting in rent deferrals with tenants (the vast majority of which we expect to receive over the course of 2021) and rent abatement with tenants representing, in the aggregate, less than 16.0% of our U.S. portfolio gross contractual rents for the second, third and fourth quarters of 2020. Discussions with our tenants are ongoing and may result in further rent deferrals, lease restructures, abatements and/or lease terminations, as we deem appropriate on a case-by-case basis based on each tenant's unique financial and operating situation.

In connection with rent deferrals (or other accruals of unpaid rent), although we will not receive cash rent payments as scheduled, if we determine that rent payments are probable of collection, we will continue to recognize lease income on a straight-line basis over the lease term and associated tenant receivables, until the time of payment. However, if we determine that such deferred rent payments (or other accrued but unpaid rent payments) are not probable of collection, lease income will be recorded as the lesser of the amount that would be recognized on a straight-line basis or cash that has been received from the tenant, with any tenant receivable and deferred rent receivable balances charged as a direct write-off against rental income in the period of the change in our collectability determination. As a result, we may experience material impacts, including, but not limited to, changes in the ability to recognize revenue due to changes in the probability of collection and reductions in rental income associated with write-offs of tenant receivable and deferred rent receivable balances. In addition, any rent abatements we have granted, and may potentially grant in the future, will be accounted for as negative variable lease consideration in the period granted or agreed thereby reducing lease income.

The impact of the COVID-19 pandemic on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and make distributions to our shareholders could depend on additional factors, including:

●	the financial condition and viability of our tenants, and their ability or willingness to pay rent in full;
●	state, local, federal and industry-initiated tenant relief efforts that may adversely affect landlords, including us, and their ability to collect rent and/or enforce remedies for the failure to pay rent;
●	the increased popularity and utilization of e-commerce;
●	our ability to renew leases or re-lease available space in our properties on favorable terms or at all, including as a result of a deterioration in the economic and market conditions in the markets in which we own properties or due to restrictions intended to prevent the spread of COVID-19, including any additional government mandated closures of businesses that frustrate our leasing activities;
●	a severe and prolonged disruption and instability in the global financial markets, including the debt and equity capital markets, all of which have already been experienced and which may continue to affect our or our tenants' ability to access capital necessary to fund our or their respective business operations or repay, refinance or renew maturing liabilities on a timely basis, on attractive terms, or at all and may adversely affect the valuation of financial assets and liabilities, any of which could affect our and our tenants' ability to meet liquidity and capital expenditure requirements;
●	a refusal or failure of one or more lenders under our credit facility to fund their respective financing commitment to us may affect our ability to access capital necessary to fund our business operations and to meet our liquidity and capital expenditure requirements;
●	a reduction in the cash flows generated by our properties and the values of our properties that could result in impairments or limit our ability to dispose of them at attractive prices or obtain debt financing secured by our properties;
●	the complete or partial closure of one or more of our tenants' manufacturing facilities or distribution centers, temporary or long-term disruption in our tenants' supply chains from local and international suppliers and/or delays in the delivery of our tenants' inventory, any of which could reduce or eliminate our tenants' sales, cause the temporary closure of our tenants' businesses, and/or result in their bankruptcy or insolvency;
●	a negative impact on consumer discretionary spending caused by high unemployment levels, reduced economic activity or a severe or prolonged recession;
●	our and our tenants' ability to manage our respective businesses to the extent our and their management or personnel (including on-site employees) are impacted in significant numbers by the COVID-19 pandemic or are otherwise not willing, available or allowed to conduct work, including any impact on our tenants' ability to deliver timely information to us that is necessary for us to make effective decisions; and
●	our and our tenants' ability to ensure business continuity in the event our or our tenants' continuity of operations plan is (i) not effective or improperly implemented or deployed or (ii) compromised due to increased cyber and remote access activity during the COVID-19 pandemic.

To the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described herein.

Conditions that adversely affect the general retail environment could materially and adversely affect us.

Our concentration in the retail real estate market – our primary source of revenue is retail tenants – means that we could be materially and adversely affected by conditions that materially and adversely affect the retail environment generally, including, without limitation:

●	levels of consumer spending, changes in consumer confidence, income levels, and fluctuations in seasonal spending in the United States and internationally;
●	consumers avoiding traveling for shopping due to a heightened level of concern for safety in public places in light of the COVID-19 pandemic as well as the recent increase in civil unrest, including random acts of violence and riots;
●	significant reductions in international travel and tourism, resulting in fewer international retail consumers;
●	consumer perceptions of the convenience and attractiveness of our properties;
●	the impact on our retail tenants and demand for retail space at our properties from the increasing use of the Internet by retailers and consumers, which has accelerated during the COVID-19 pandemic;
●	the creditworthiness of our retail tenants and the availability of new creditworthy tenants and the related impact on our occupancy levels and lease income;
●	local real estate conditions, such as an oversupply of, or reduction in demand for, retail space or retail goods, decreases in rental rates and declines in real estate values;
●	the willingness of retailers to lease space in our properties at attractive rents, or at all;
●	actual or perceived changes in national and international economic conditions, which can result from global events such as international trade disputes, a foreign debt crisis, foreign currency volatility, natural disasters, war, epidemics and pandemics, the fear of spread of contagious diseases, civil unrest and terrorism, as well as from domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, rising interest rates, inflation and limited growth in consumer income;
●	changes in regional and local economies, which may be affected by increased rates of unemployment, increased foreclosures, higher taxes, decreased tourism, industry slowdowns, adverse weather conditions, and other factors;
●	increased operating costs and capital expenditures, whether from redevelopments, replacing tenants or otherwise;
●	changes in applicable laws and regulations, including tax, environmental, safety and zoning; and
●	the impact of the COVID-19 pandemic, and restrictions intended to prevent its spread, which were implemented through a combination of state, local and federal orders and regulations that were put in place with unprecedented speed and with no opportunity for citizens to challenge their legality.

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

Our properties are typically anchored by department stores and other large nationally recognized tenants. Certain of our anchors and other tenants have ceased their operations, downsized their brick-and-mortar presence or failed to comply with their contractual obligations to us and others, and such actions have become more prevalent during the COVID-19 pandemic.

Sustained adverse pressure on the results of department stores and other national retailers may have a similarly sustained adverse impact upon our own results. Certain department stores and other national retailers have experienced, and may continue to experience for the foreseeable future (given uncertainty with respect to current and future macroeconomic conditions and consumer confidence levels), considerable decreases in customer traffic in their retail stores, increased competition from alternative retail options such as those accessible via the Internet and other forms of pressure on their business models. As pressure on these department stores and other national retailers increases, especially due to the COVID-19 pandemic, their ability to maintain their stores, meet their obligations both to us and to their external lenders and suppliers, withstand takeover attempts or avoid bankruptcy and/or liquidation may be impaired and result in closures of their stores or their seeking of a lease modification with us. Any lease modification could be unfavorable to us as the lessor and could decrease current or future effective rents or expense recovery charges. Certain other tenants are entitled to modify the economic or other terms of, or terminate, their existing leases with us in the event of such closures.  Additionally, corporate merger or consolidation activity among department stores and other national retailers typically results in the closure of duplicate or geographically overlapping store locations.

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

Bankruptcy filings by retailers can occur regularly in the course of our operations.  In recent years, a number of companies in the retail industry, including certain of our tenants, have declared bankruptcy, and these numbers have increased in 2020 due to the COVID-19 pandemic. If a tenant files for bankruptcy, the tenant may have the right to reject and terminate one or more of its leases with us, and we cannot be sure that it will affirm one or more of its leases and continue to make rental payments to us in a timely manner. A bankruptcy filing by, or relating to, one of our tenants would generally prohibit us from evicting this tenant, and bar all efforts by us to collect pre-bankruptcy debts from that tenant, or from their property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of its bankruptcy. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If a lease is rejected, the unsecured claim we hold against a bankrupt tenant might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. In addition, we may make lease modifications either pre- or post-bankruptcy for certain tenants undergoing significant financial distress in order for them to continue as a going concern. Furthermore, we may be required to incur significant expense in re-tenanting the space formerly leased to the bankrupt tenant. We continually seek to re-lease vacant spaces resulting from tenant terminations. The bankruptcy of a tenant, particularly an anchor tenant or a national tenant with multiple locations, may require a substantial redevelopment of its space, the success of which cannot be assured, and may make the re-tenanting of its space difficult and costly. Any such bankruptcies also make it more difficult to lease the remainder of the space at the affected property or properties. Future tenant bankruptcies may strain our resources and impact our ability to successfully execute our re-leasing strategy and could materially and adversely affect us.

We face a wide range of competition that could affect our ability to operate profitably, including e-commerce.

Our properties compete with other forms of retailing such as pure online retail websites as well as other retail properties such as single user freestanding discounters (Costco, Walmart and Target). In addition, many of our tenants are omni-channel retailers who also distribute their products through online sales. Our business currently is predominantly reliant on consumer demand for shopping at physical stores, and we could be materially and adversely affected if we are unsuccessful in adapting our business to evolving consumer purchasing habits. The increased popularity of digital and mobile technologies has accelerated the transition of a percentage of market share from shopping at physical stores to web-based shopping, and the ongoing COVID-19 pandemic and restrictions intended to prevent its spread have significantly increased the utilization of e-commerce and may, particularly in certain market segments, accelerate the long-

term penetration of pure online retail which has been able to sell non-essential goods during the COVID-19 pandemic. Not only has the temporary closure of our retail properties and the restrictions put in place by state, local and federal officials caused consumers who otherwise would have purchased from retailers at our properties to increase their utilization of pure online retail websites, but consumers whose previous use of online retail was low or non-existent have recently turned to pure online retail as a necessity due to the inability to access our properties and the ability to purchase non-essential goods from these pure online retailers. Although a brick-and-mortar presence may have a positive impact on retailers’ online sales, the increased utilization of pure online shopping may lead to the closure of underperforming stores by retailers, which could impact our occupancy levels and the rates that tenants are willing to pay to lease our space.

Vacant space at our properties could materially and adversely affect us.

Certain of our properties have had vacant space available for prospective tenants, and those properties may continue to experience, and other properties may commence experiencing, such oversupply in the future. Among other causes, (1) there has been an increased number of bankruptcies of anchor stores and other national retailers, as well as store closures, and (2) there has been lower demand from retail tenants for space, due to certain retailers increasing their use of e-commerce websites to distribute their merchandise, with each of (1) and (2) accelerating in 2020 as a result of the COVID-19 pandemic. As a result of the increased bargaining power of creditworthy retail tenants, there is downward pressure on our rental rates and occupancy levels, and this increased bargaining power may also result in us having to increase our spend on tenant improvements and potentially make other lease modifications in order to attract or retain tenants, any of which, in the aggregate, could materially and adversely affect us.

We may not be able to lease newly developed properties to or renew leases and relet space at existing properties with an appropriate mix of tenants, if at all.

We may not be able to lease new properties to an appropriate mix of tenants that generates optimal customer traffic. Also, when leases for our existing properties expire, the premises may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants may be less favorable than the current lease terms. If we fail to identify and secure the right blend of tenants at our newly developed and existing properties, our properties may not appeal to the communities they serve. If we elect to pursue a “mixed use” redevelopment we expose ourselves to risks associated with each non-retail use (e.g. office, residential, hotel and entertainment), and the performance of our retail tenants in such properties may be negatively impacted by delays in opening and/or the performance of such non-retail uses. To the extent that our leasing goals are not achieved, we could be materially and adversely affected.

Risks Relating to Real Estate Investments and Operations

Our international activities may subject us to risks that are different from or greater than those associated with our domestic operations.

As of December 31, 2020, we held interests in consolidated and joint venture properties that operate in Austria, Canada, France, Italy, Germany, Japan, Malaysia, Mexico, the Netherlands, South Korea, Spain, Thailand, and the United Kingdom. We also have an equity stake in Klépierre, a publicly traded European real estate company, which operates in 15 countries in Europe. Accordingly, our operating results and the value of our international operations may be impacted by any unhedged movements in the foreign currencies in which those operations transact and in which our net investment in those international operations is held. While we occasionally enter into hedging agreements to manage our exposure to changes in foreign exchange rates, these agreements may not eliminate foreign currency risk entirely.

We may pursue additional investment, ownership, development and redevelopment/expansion opportunities outside the United States. Such international activities carry risks that are different from those we face with our domestic properties and operations. These risks include, but are not limited to:

●	adverse effects of changes in exchange rates for foreign currencies;
●	changes in foreign political and economic environments, regionally, nationally, and locally;
●	impact from international trade disputes and the associated impact on our tenants’ supply chain and consumer spending levels;
●	challenges of complying with a wide variety of foreign laws, including corporate governance, operations, taxes and litigation;

●	the risk that we, our employees and/or agents could violate anti-bribery, anti-corruption and international trade laws in the U.S., such as the U.S. Foreign Corrupt Practices Act, and certain foreign countries, such as the U.K. Bribery Act, which could result in criminal or civil sanctions and/or fines, negatively impact our reputation, or require us to incur significant expenses to investigate;
●	differing lending practices;
●	differences in cultures and consumer retail behavior;
●	changes in applicable laws and regulations in the United States that affect international operations;
●	changes in applicable laws and regulations in these foreign jurisdictions;
●	difficulties in managing international operations;
●	obstacles to the repatriation of earnings and cash; and
●	labor discord, political or civil unrest, acts of terrorism, epidemics and pandemics, the fear of spread of contagious diseases, or the threat of international boycotts.

Our international activities represented approximately 1.9% of consolidated net income and 9.1% of our net operating income, or NOI, for the year ended December 31, 2020. To the extent that we expand our international activities, the above risks could increase in significance, which in turn could have a material adverse effect on us.

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

As of December 31, 2020, our consolidated mortgages and unsecured indebtedness, excluding related premium, discount and debt issuance costs, totaled $26.8 billion. As a result of this indebtedness, we are required to use a substantial portion of our cash flows for debt service, including selected repayment at scheduled maturities, which limits our ability to use those cash flows to fund the growth of our business. We are also subject to the risks normally associated with debt financing, including the risk that our cash flows from operations will be insufficient to meet required debt service or that we will be able to refinance such indebtedness on acceptable terms, or at all. Our debt service costs generally will not be reduced if developments at the applicable property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the property. Our indebtedness could also have other adverse consequences on us, including reducing our access to capital or increasing our vulnerability to general adverse economic, industry and market conditions. In addition, if a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value. If any of the foregoing occurs, we could be materially and adversely affected.

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

As of December 31, 2020, we had approximately $3.3 billion of outstanding consolidated indebtedness that bears interest at variable rates, and we may incur more variable rate indebtedness in the future. If interest rates increase, then so would the interest costs on our unhedged variable rate debt, which could adversely affect our cash flows and our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense.

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

As of December 31, 2020, approximately 11.0% or $2.9 billion of our debt outstanding was indexed to LIBOR. In July 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Accordingly, there is considerable uncertainty regarding the publication of LIBOR beyond 2021. The Federal Reserve Board convened the Alternative Reference Rates Committee (“ARRC”) to identify a set of alternative reference rates for possible use as market benchmarks. Based on the ARRC’s recommendation, the Federal Reserve Bank of New York began publishing the Secured Overnight Financing Rate (“SOFR”) and two other alternative rates beginning in April 2018. Since then, certain derivative products and debt securities tied to SOFR have been introduced, and a number of industry groups are developing transition plans to SOFR as the new market benchmark.

We are not able to predict whether LIBOR will actually cease to be available after 2021 or whether SOFR will become the market benchmark in its place. Any changes announced or adopted by the FCA or other authorities or institutions in the methods used for determining LIBOR or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase in LIBOR, a delay in the publication of LIBOR, higher interest obligations arising from such successor benchmark and changes in the rules or methodologies for determining LIBOR in the overall debt capital markets, which may discourage market participants from continuing to administer or to participate in variable rate debt tied to LIBOR or such successor benchmark. If LIBOR as determined in accordance with the terms of our particular debt is no longer available, whether during or after 2021, the interest rates on such debt would be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if LIBOR was available in its current form. As a result, there can be no assurance that any of the aforementioned developments or changes will not result in financial market disruptions, significant increases in benchmark interest rates, substantially higher financing costs or a shortage of available debt financing, any of which could have an adverse effect on us, which currently would be limited by our relatively low exposure to variable rate LIBOR-based debt.

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

As of December 31, 2020, we owned interests in 101 income-producing properties with other parties. Of those, 17 properties are included in our consolidated financial statements. We account for the other 84 properties, or the joint venture properties, as well as our investments in HBS Global Properties, or HBS, Klépierre (a publicly traded, Paris-based real estate company), and The Taubman Realty Group, LLC, or TRG, as well as our retailer investments in Authentic Brands Group, LLC, or ABG, Forever 21, J.C. Penney, Rue Gilt Groupe, or RGG, and SPARC Group, using the equity method of accounting. We serve as general partner or property manager for 57 of these 84 joint venture properties; however, certain major decisions, such as approving the operating budget and selling, refinancing, and redeveloping the properties, require the consent of the other owners. Of the joint venture properties for which we do not serve as general partner or property manager, 23 are in our international joint ventures. These international properties are managed locally by joint ventures in which we share control of the properties with our partner. The other owners have participating rights that we consider substantive for purposes of determining control over the joint venture properties’ assets. The remaining joint venture properties, HBS, Klépierre, TRG, and our joint ventures with ABG, Forever 21, J.C. Penney, RGG, and SPARC Group are managed by third parties.

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

Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture property, which is non-recourse to us. Nevertheless, the joint venture’s failure to satisfy its debt obligations could result in the loss of our investment therein. As of December 31, 2020, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $219.2 million. A default by a joint venture under its debt obligations would expose us to liability under a guaranty. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

Risks Relating to Environmental Matters

As owners of real estate, we can face liabilities for environmental contamination, and our efforts to identify environmental liabilities may not be successful.

Many of our properties contain, or at one time contained, asbestos containing materials or underground storage tanks (primarily related to auto service center establishments or emergency electrical generation equipment), and as a result we may be subject to regulatory action in connection with U.S. federal, state and local laws and regulations relating to hazardous or toxic substances. We may also be held liable to third parties for personal injury or property damage incurred by the parties in connection with any such substances. The costs of investigation, removal or remediation of hazardous or toxic substances, and related liabilities, may be substantial and could materially and adversely affect us. The presence of hazardous or toxic substances, or the failure to remediate the related contamination, may also adversely affect our ability to sell, lease or redevelop a property or to borrow money using a property as collateral.

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

Due to changes in weather patterns caused by climate change, our properties in certain markets could experience increases in storm intensity and rising sea levels. Over time, climate change could result in volatile or decreased demand for retail space at certain of our properties or, in extreme cases, our inability to operate the properties at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) insurance on favorable terms, or at all, increasing the cost of energy at our properties or requiring us to spend funds to repair and protect our properties against such risks. Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties or increase taxes and fees assessed on us or our properties.

Some of our properties are subject to potential natural or other disasters.

A number of our properties are located in areas subject to a higher risk of natural disasters such as earthquakes, fires, hurricanes, floods, tornados, hail or tsunamis. The occurrence of natural disasters, which could become more intense and more volatile in light of climate change, can adversely impact operations and development/redevelopment projects at our properties, increase investment costs to repair or replace damaged properties, increase future property insurance costs and negatively impact the tenant demand for lease space. If insurance is unavailable to us or is unavailable on acceptable terms, or our insurance is not adequate to cover losses from these events, we could be materially and adversely affected.

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

The risk of a security breach or significant disruption has generally increased due to our increased reliance on technology, a rise in the number, intensity, and sophistication of attempted attacks globally, and the remote working environment throughout the COVID-19 pandemic. A breach or significant and extended disruption in the functioning of our systems, including our primary website, could damage our reputation and cause us to lose customers, tenants and revenues, generate third party claims, cause operational disruption, result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information, and require us to incur significant expenses to address and remediate or otherwise resolve these kinds of issues. We may not be able to recover these expenses in whole or in any part from our service providers or responsible parties, or their or our insurers. Additionally, cyber-attacks perpetrated against our tenants, including unauthorized access to customers’ credit card data and other confidential information, could diminish consumer confidence and spending and materially and adversely affect us.

Our success depends, in part, on our ability to attract and retain talented employees, and the loss of any one of our key personnel could adversely impact our business.

The success of our business depends, in part, on the leadership and performance of our executive management team and key employees, including our CEO, who operate without the existence of employment agreements.  Many of our senior executives have extensive experience and strong reputations in the real estate industry, which aid us in identifying opportunities and negotiating with tenants. Our ability to attract, retain and motivate talented employees could significantly impact our future performance. Competition for these individuals is intense, and we cannot assure you that we will retain our executive management team and other key employees or that we will be able to attract and retain other highly qualified individuals for these positions in the future. Losing any one or more of these persons could adversely affect our business, diminish our opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and others, which could have a material adverse effect on us.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

United States Properties

Our U.S. properties primarily consist of malls, Premium Outlets, The Mills, lifestyle centers and other retail properties. These properties contain an aggregate of approximately 179.9 million square feet of gross leasable area, or GLA.

Malls typically contain at least one department store anchor or a combination of anchors and big box retailers with a wide variety of smaller stores connecting the anchors. Additional stores are usually located along the perimeter of the parking area. Our 99 malls are generally enclosed centers and range in size from approximately 260,000 to 2.7 million square feet of GLA.

Premium Outlets generally contain a wide variety of designer and manufacturer stores located in open-air centers. Our 69 Premium Outlets range in size from approximately 150,000 to 900,000 square feet of GLA. The Premium Outlets are generally located within a close proximity to major metropolitan areas and/or tourist destinations.

The 14 properties in The Mills generally range in size from 1.2 million to 2.3 million square feet of GLA and are located in major metropolitan areas. They have a combination of traditional mall, outlet center, big box retailers and entertainment uses.

We also have interests in four lifestyle centers and 17 other retail properties. The lifestyle centers range in size from 170,000 to 930,000 square feet of GLA. The other retail properties range in size from approximately 160,000 to 1.7 million square feet of GLA and are considered non-core to our business model.

As of December 31, 2020, approximately 91.3% of the owned GLA in malls and Premium Outlets was leased and approximately 95.3% of the owned GLA for The Mills was leased.

We wholly own 133 of our properties, effectively control 11 properties in which we have a joint venture interest, and hold the remaining 59 properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 199 properties in the United States. Certain of our joint venture properties are subject to various rights of first refusal, buy-sell provisions, put and call rights, or other sale or marketing rights for partners which are customary in real estate partnership agreements and the industry. We and our partners in these joint ventures may initiate these provisions (subject to any applicable lock up or similar restrictions) which may result in either the sale of our interest or the use of available cash or borrowings, or the use of Operating Partnership units, to acquire the joint venture interest from our partner.

We own an 80% noncontrolling interest in TRG, which has an interest in 20 regional, super-regional, and outlet malls in the U.S. Our effective ownership in these properties, through our investment in TRG, ranges from 38.8% to 80%. These properties are excluded from the following table.

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

The following property table summarizes certain data for our malls, Premium Outlets, The Mills, lifestyle centers and other retail properties located in the United States, including Puerto Rico, as of December 31, 2020.

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Larger Retailers and Uses
	Malls
1.	Apple Blossom Mall	VA	Winchester	Fee	49.1	% (4)	Acquired 1999	78.2%	473,874	Belk, JCPenney, AMC Cinemas
2.	Auburn Mall	MA	Auburn	Fee	56.4	% (4)	Acquired 1999	87.5%	499,481	Macy's, Reliant Medical (15)
3.	Aventura Mall (1)	FL	Miami Beach (Miami)	Fee	33.3	% (4)	Built 1983	91.9%	2,126,428	Bloomingdale's, Macy's (8), JCPenney, Nordstrom, Equinox Fitness Clubs, AMC Theatres
4.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	95.0%	1,452,291	Nordstrom, Macy's, Dillard's (8), JCPenney, AMC Theatres
5.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	92.1%	1,203,129	Macy's, Dillard's (8), JCPenney
6.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	94.5%	682,401	Kohl's, Marcus Cinema 16, Dave & Buster's (6), Steinhafel Furniture (6)
7.	Brea Mall	CA	Brea (Los Angeles)	Fee	100.0%		Acquired 1998	90.6%	1,281,891	Nordstrom, Macy's (8), JCPenney, LifeTime (6)
8.	Briarwood Mall	MI	Ann Arbor	Fee	50.0	% (4)	Acquired 2007	82.0%	977,986	Macy's, JCPenney, Von Maur, Hilton Garden Inn (15), Towne Place Suites by Marriott (15)
9.	Brickell City Centre	FL	Miami	Fee	25.0	% (4)	Built 2016	87.6%	476,247	Saks Fifth Avenue, Cinemex, EAST Miami Hotel (15), La Centrale
10.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	96.3%	604,726	Dillard's, JCPenney, Dick's Sporting Goods, HomeGoods, Party City
11.	Burlington Mall	MA	Burlington (Boston)	Fee and Ground Lease (2026) (7)	100.0%		Acquired 1998	91.5%	1,183,394	Macy's, Nordstrom, Crate & Barrel, Primark, Arhaus Furniture
12.	Cape Cod Mall	MA	Hyannis	Fee and Ground Leases (2029-2073) (7)	56.4	% (4)	Acquired 1999	85.6%	709,052	Macy's (8), Best Buy, Marshalls, Barnes & Noble, Regal Cinema, Target, Dick's Sporting Goods, Planet Fitness
13.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	95.5%	1,384,538	Macy's, Von Maur, JCPenney, Dick's Sporting Goods, AMC Theatres
14.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2027) (7)	100.0%		Built 1974	98.5%	1,244,342	Macy's, Dillard's (8), JCPenney, Sears, Cinemark Theatres
15.	Coconut Point	FL	Estero	Fee	50.0	% (4)	Built 2006	82.7%	1,205,043

Dillard's, Barnes & Noble, Bed Bath & Beyond (13), Best Buy, DSW, Office Max, PetSmart, Ross, T.J. Maxx, Hollywood Theatres, Super Target, Michael's, Total Wine & More, Tuesday Morning, JoAnn Fabrics, Hyatt Place Coconut Point (15), TownePlace Suites by Marriott (15)

16.	College Mall	IN	Bloomington	Fee and Ground Lease (2048) (7)	100.0%		Built 1965	85.0%	609,768	Macy's (13), Target, Dick's Sporting Goods, Bed Bath & Beyond, Ulta, Fresh Thyme
17.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	85.6%	815,026	Macy's (8), JCPenney, Barnes & Noble, DSW, Home Goods, Dick's Sporting Goods
18.	Copley Place	MA	Boston	Fee	94.4	% (11)	Acquired 2002	95.4%	1,263,379	Neiman Marcus, Saks Fifth Avenue Men's, Boston Marriott Copley Place (15), The Westin Copley Place (15)
19.	Coral Square	FL	Coral Springs (Miami)	Fee	97.2%		Built 1984	89.7%	943,878	Macy's (8), JCPenney, Kohl's
20.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	92.7%	926,430	Dillard's, Belk, Best Buy, Bed Bath & Beyond, Cost Plus World Market, Ross, Dick's Sporting Goods
21.	Dadeland Mall	FL	Miami	Fee	50.0	% (4)	Acquired 1997	98.4%	1,499,420	Saks Fifth Avenue, Macy's (8), JCPenney, AC Hotel by Marriott (6)
22.	Del Amo Fashion Center	CA	Torrance (Los Angeles)	Fee	50.0	% (4)	Acquired 2007	86.6%	2,519,111	Nordstrom, Macy's (8), JCPenney, Marshalls, Barnes & Noble, JoAnn Fabrics, AMC Theatres, Dick's Sporting Goods, Dave & Buster's, Mitsuwa Marketplace
23.	Domain, The	TX	Austin	Fee	100.0%		Built 2006	90.5%	1,236,690	Neiman Marcus, Macy's, Dillard's, Dick's Sporting Goods, iPic Theaters, Arhaus Furniture, Punch Bowl Social, Westin Austin at The Domain, Lone Star Court (15), (16)
24.	Empire Mall	SD	Sioux Falls	Fee and Ground Lease (2033) (7)	100.0%		Acquired 1998	86.0%	1,124,686	Macy's, JCPenney, Hy-Vee, Dick's Sporting Goods
25.	Falls, The	FL	Miami	Fee	50.0	% (4)	Acquired 2007	89.4%	708,956	Macy's, Regal Cinema, The Fresh Market, LifeTime Athletic (6)
26.	Fashion Centre at Pentagon City, The	VA	Arlington (Washington, DC)	Fee	42.5	% (4)	Built 1989	87.4%	1,037,237	Nordstrom, Macy's, The Ritz-Carlton (15)
27.	Fashion Mall at Keystone, The	IN	Indianapolis	Fee and Ground Lease (2067) (7)	100.0%		Acquired 1997	92.0%	716,466	Saks Fifth Avenue, Crate & Barrel, Nordstrom, Keystone Art Cinema, Sheraton (15)
28.	Fashion Valley	CA	San Diego	Fee	50.0	% (4)	Acquired 2001	96.1%	1,731,260	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, JCPenney, AMC Theatres, Forever 21, The Container Store

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

Ownership Interest	Year Built
(Expiration if	Legal	or
Property Name	State	City (CBSA)	Lease) (3)	Ownership	Acquired	Occupancy (5)	Total GLA	Selected Larger Retailers and Uses
29.	Firewheel Town Center	TX	Garland (Dallas)	Fee	100.0%	Built 2005	89.9%	996,273	Dillard's, Macy's, Barnes & Noble, DSW, AMC Theatres, Dick's Sporting Goods, Kids Empire/Hapik, Fairfield Inn by Marriott (14), (16)
30.	Florida Mall, The	FL	Orlando	Fee	50.0	% (4)	Built 1986	92.5%	1,725,099	Macy's, Dillard's, JCPenney, Sears, H&M, Forever 21, Zara, American Girl, Dick's Sporting Goods, Crayola Experience, The Florida Hotel and Conference Center (15)
31.	Forum Shops at Caesars Palace, The	NV	Las Vegas	Ground Lease (2050)	100.0%	Built 1992	96.8%	660,240	Caesars Palace Las Vegas Hotel and Casino (15)
32.	Galleria, The	TX	Houston	Fee	50.4	% (4)	Acquired 2002	93.9%	2,017,029	Saks Fifth Avenue, Neiman Marcus, Nordstrom, Macy's, The Westin Galleria (15), The Westin Oaks (15), Life Time Tennis
33.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%	Acquired 1979	94.0%	1,288,889	Macy's, Von Maur, JCPenney, Dick's Sporting Goods, Barnes & Noble, Regal Cinema, Dave & Buster's
34.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2067) (7)	100.0%	Acquired 1998	91.5%	1,237,560	Macy's, Dillard's, JCPenney, Belk
35.	Ingram Park Mall	TX	San Antonio	Fee	100.0%	Built 1979	91.7%	1,125,358	Dillard's, Macy's, JCPenney
36.	King of Prussia	PA	King of Prussia (Philadelphia)	Fee	100.0%	Acquired 2003	92.4%	2,669,368	Neiman Marcus, Bloomingdale's, Nordstrom, Lord & Taylor (13), Macy's, Arhaus Furniture, Dick's Sporting Goods, Primark
37.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (2040) (7)	100.0%	Built 1976	94.6%	1,312,890	Macy's (8), Dillard's, JCPenney, CUT! by Cinemark (6), Wingate by Wyndham (15)
38.	Lakeline Mall	TX	Cedar Park (Austin)	Fee	100.0%	Built 1995	94.4%	1,099,057	Dillard's (8), Macy's, JCPenney, AMC Theatres
39.	Lehigh Valley Mall	PA	Whitehall	Fee	50.0	% (4)	Acquired 2003	91.3%	1,193,515	Macy's, JCPenney, Boscov's, Barnes & Noble, Michael's, Dave & Buster's
40.	Lenox Square	GA	Atlanta	Fee	100.0%	Acquired 1998	97.0%	1,556,507	Neiman Marcus, Bloomingdale's, Macy's, JW Marriott (15), Hyatt Centric (14)
41.	Livingston Mall	NJ	Livingston (New York)	Fee	100.0%	Acquired 1998	88.6%	968,748	Macy's, Lord & Taylor (13), Barnes & Noble
42.	Mall at Rockingham Park, The	NH	Salem (Boston)	Fee	28.2	% (4)	Acquired 1999	94.9%	1,064,794	JCPenney, Macy's, Dick's Sporting Goods, Cinemark Theatre
43.	Mall of Georgia	GA	Buford (Atlanta)	Fee	100.0%	Built 1999	94.8%	1,840,162	Dillard's, Macy's, JCPenney, Belk, Dick's Sporting Goods, Barnes & Noble, Havertys Furniture, Regal Cinema, Von Maur
44.	Mall of New Hampshire, The	NH	Manchester	Fee and Ground Lease (2024-2027) (7)	56.4	% (4)	Acquired 1999	93.8%	803,935	Macy's, JCPenney, Best Buy, Dick's Sporting Goods, Dave & Buster's
45.	McCain Mall	AR	N. Little Rock	Fee	100.0%	Built 1973	93.9%	793,612	Dillard's, JCPenney, Regal Cinema
46.	Meadowood Mall	NV	Reno	Fee	50.0	% (4)	Acquired 2007	94.5%	928,920	Macy's (8), JCPenney, Dick's Sporting Goods, Crunch Fitness, Round 1
47.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%	Acquired 1997	88.8%	1,331,615	Nordstrom, Macy's, Barnes & Noble, AMC Dine-In Theatre
48.	Miami International Mall	FL	Miami	Fee	47.8	% (4)	Built 1982	94.5%	1,082,921	Macy's (8), JCPenney, Kohl's
49.	Midland Park Mall	TX	Midland	Fee	100.0%	Built 1980	97.2%	643,847	Dillard's (8), JCPenney, Ross, Dick's Sporting Goods
50.	Miller Hill Mall	MN	Duluth	Fee	100.0%	Built 1973	91.7%	829,775	JCPenney, Barnes & Noble, DSW, Dick's Sporting Goods, Essentia Health West, Essentia Health East
51.	Montgomery Mall	PA	North Wales (Philadelphia)	Fee	79.4%	Acquired 2003	73.5%	1,102,298	Macy's, JCPenney, Dick's Sporting Goods, Wegmans
52.	North East Mall	TX	Hurst (Dallas)	Fee	100.0%	Built 1971	93.7%	1,667,775	Dillard's, Macy's, JCPenney, Dick's Sporting Goods, Cinemark Theatres
53.	Northgate	WA	Seattle	Fee	100.0%	Acquired 1987	—	(17)	416,014	(17)	Barnes & Noble, Bed Bath & Beyond, DSW, Nordstrom Rack, NHL Seattle (6)
54.	Northshore Mall	MA	Peabody (Boston)	Fee	56.4	% (4)	Acquired 1999	90.4%	1,504,635	JCPenney, Nordstrom, Macy's (8), Barnes & Noble, Shaw's Grocery, The Container Store, Tesla Sales and Service, Life Time Athletic (6)
55.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%	Acquired 1998	85.7%	876,479	Macy's, Boscov's, JCPenney, LA Fitness, HomeSense (6), Ulta
56.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%	Acquired 1997	93.5%	1,229,917	Macy's, JCPenney, Dave & Buster's, Von Maur
57.	Oxford Valley Mall	PA	Langhorne (Philadelphia)	Fee	85.5%	Acquired 2003	75.5%	1,340,622	Macy's, JCPenney, United Artists Theatre
58.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%	Acquired 2002	90.1%	1,083,717	Macy's, Dillard's (8), JCPenney, AMC Theatres, The Container Store
59.	Pheasant Lane Mall	NH	Nashua	-	—	% (12)	Acquired 2002	96.4%	979,534	JCPenney, Target, Macy's, Dick's Sporting Goods

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Larger Retailers and Uses
60.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	89.1%	760,105	Saks Fifth Avenue, Nordstrom, AMC Theatres, Arhaus Furniture, Legoland Discovery Center, AC Hotel by Marriott, Life Time Athletic (6), Life Time Work (6), Nobu Hotel and Restaurant (6), (16)
61.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		Acquired 2004	83.3%	1,157,667	JCPenney, Sears (13), Tiendas Capri, Econo, T.J. Maxx, Caribbean Cinemas
62.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2040) (7)	100.0%		Built 1972	89.9%	842,763	Dillard's, JCPenney, Cinemark Theatres, Kohl's, Dick's Sporting Goods, T.J. Maxx/HomeGoods
63.	Quaker Bridge Mall	NJ	Lawrenceville	Fee	50.0	% (4)	Acquired 2003	87.3%	1,081,115	Macy's, Lord & Taylor (13), JCPenney
64.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	79.5%	1,246,023	Macy's, JCPenney, Raymour & Flanigan
65.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090) (7)	100.0%		Acquired 1998	95.0%	2,346,122	Bloomingdale's, Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, AMC Entertainment, XSport Fitness, Neiman Marcus, Residence Inn by Marriott
66.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	92.8%	1,234,352	JCPenney, Nordstrom, L.L. Bean, Macy's (8), Crate & Barrel
67.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	84.5%	693,475	Macy's, Forever 21
68.	Shops at Chestnut Hill, The	MA	Chestnut Hill (Boston)	Fee	94.4%		Acquired 2002	94.8%	470,073	Bloomingdale's (8)
69.	Shops at Clearfork, The	TX	Fort Worth	Fee	45.0	% (4)	Built 2017	84.5%	549,182	Neiman Marcus, Arhaus Furniture, AMC Theatres, Pinstripes, (16)
70.	Shops at Crystals, The	NV	Las Vegas	Fee	50.0	% (4)	Acquired 2016	84.9%	270,588	Aria Resort and Casino (15)
71.	Shops at Nanuet, The	NY	Nanuet	Fee	100.0%		Redeveloped 2013	78.5%	757,952	Regal Cinema, 24 Hour Fitness, At Home (6), Stop & Shop (6)
72.	Shops at Mission Viejo, The	CA	Mission Viejo (Los Angeles)	Fee	51.0	% (4)	Built 1979	92.6%	1,235,577	Nordstrom, Macy's (8), Dick's Sporting Goods (6)
73.	Shops at Riverside, The	NJ	Hackensack (New York)	Fee	100.0%		Acquired 2007	87.0%	707,520	Bloomingdale's, Barnes & Noble, Arhaus Furniture, AMC Theatres
74.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0	% (4) (2)	Acquired 1995	88.2%	1,296,751	Macy's (8), Dick's Sporting Goods, Barnes & Noble, L.L. Bean
75.	Solomon Pond Mall	MA	Marlborough (Boston)	Fee	56.4	% (4)	Acquired 1999	79.6%	886,397	Macy's, JCPenney, Sears, Regal Cinema
76.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	89.2%	1,128,979	Macy's (8), Barnes & Noble, AMC Cinemas, Dick's Sporting Goods, Target, DSW, Ulta
77.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	93.4%	1,590,606	Macy's, Sears, Nordstrom, Target, Primark
78.	Southdale Center	MN	Edina (Minneapolis)	Fee	100.0%		Acquired 2007	85.8%	1,246,313	Macy's, AMC Theatres, Dave & Buster's, Restoration Hardware, Life Time Athletic, Life Time Work/Sport, Homewood Suites by Hilton, (16)
79.	SouthPark	NC	Charlotte	Fee and Ground Lease (2040) (9)	100.0%		Acquired 2002	96.4%	1,684,900	Neiman Marcus, Nordstrom, Macy's, Dillard's, Belk, Dick's Sporting Goods, Crate & Barrel, The Container Store, Reid's Fine Foods & Wine Bar (15), (16)
80.	Springfield Mall (1)	PA	Springfield (Philadelphia)	Fee	50.0	% (4)	Acquired 2005	81.1%	610,066	Macy's, Target
81.	St. Charles Towne Center	MD	Waldorf (Washington, DC)	Fee	100.0%		Built 1990	76.2%	980,342	Macy's (8), JCPenney, Kohl's, Dick Sporting Goods, AMC Theatres
82.	St. Johns Town Center	FL	Jacksonville	Fee	50.0	% (4)	Built 2005	95.2%	1,453,557	Nordstrom, Dillard's, Arhaus Furniture, Dick's Sporting Goods, Barnes & Noble, Restoration Hardware (6), Homewood Suites by Hilton (15),
										Target, Ashley Furniture Home Store, Ross, Staples (13), DSW, JoAnn Fabrics, PetsMart
83.	Stanford Shopping Center	CA	Palo Alto (San Jose)	Ground Lease (2064)	94.4	% (11)	Acquired 2003	93.9%	1,288,019	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Crate and Barrel, The Container Store, Restoration Hardware (6)
84.	Stoneridge Shopping Center	CA	Pleasanton (San Francisco)	Fee	49.9	% (4)	Acquired 2007	95.7%	1,299,690	Macy's (8), JCPenney, Arhaus Furniture (6)
85.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	89.4%	776,843	Dillard's (8), Macy's, Arhaus Furniture
86.	Tacoma Mall	WA	Tacoma (Seattle)	Fee	100.0%		Acquired 1987	92.8%	1,240,441	Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, Marcus Cinema (6), Nordstrom Rack (6), Total Wine and More (6), Ulta (6)
87.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	84.4%	864,844	Macy's, JCPenney, Kohl's, Dick's Sporting Goods

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA		Selected Larger Retailers and Uses
88.	Town Center at Boca Raton	FL	Boca Raton (Miami)	Fee	100.0%		Acquired 1998	96.9%	1,778,863		Saks Fifth Avenue, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Crate & Barrel, The Container Store, Joseph's Classic Market, Arhaus Furniture (6)
89.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	99.4%	1,144,884		Dillard's, Von Maur, JCPenney, Round 1
90.	Treasure Coast Square	FL	Jensen Beach	Fee	100.0%		Built 1987	88.7%	876,234		Macy's, Dillard's, JCPenney, Regal Cinema
91.	Tyrone Square	FL	St. Petersburg (Tampa)	Fee	100.0%		Built 1972	89.0%	960,570		Macy's, Dillard's, JCPenney, DSW, Cobb 10 Luxury Theatres, Dick's Sporting Goods, Hitchcock's Green Market, PetSmart
92.	University Park Mall	IN	Mishawaka	Fee	100.0%		Built 1979	84.7%	918,320		Macy's, JCPenney, Barnes & Noble
93.	Walt Whitman Shops	NY	Huntington Station (New York)	Fee and Ground Lease (2032) (7)	100.0%		Acquired 1998	91.3%	1,084,579		Saks Fifth Avenue, Bloomingdale’s, Macy’s
94.	West Town Mall	TN	Knoxville	Fee and Ground Lease (2042)	50.0	% (4)	Acquired 1991	93.6%	1,281,753		Belk (8), Dillard’s, JCPenney, Regal Cinebarre Theatre, Dick's Sporting Goods (6), Tesla Sales and Service (6)
95.	Westchester, The	NY	White Plains (New York)	Fee	40.0	% (4)	Acquired 1997	84.3%	806,086		Neiman Marcus, Nordstrom, Crate and Barrel
96.	White Oaks Mall	IL	Springfield	Fee	80.7%		Built 1977	76.8%	942,836		Macy's, Dick's Sporting Goods, LA Fitness, Michael's
97.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	95.0%	1,151,336		Macy's, Dillard's, JCPenney, Malco Theatres, Courtyard by Marriott (14)
98.	Woodfield Mall	IL	Schaumburg (Chicago)	Fee	50.0	% (4)	Acquired 2012	91.2%	2,155,042		Nordstrom, Macy's, JCPenney, Sears, Arhaus Furniture, PAC-MAN Entertainment
99.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%		Acquired 2002	93.2%	1,096,430		Macy's, Dillard's, JCPenney, Holiday Inn Express (15), Courtyard by Marriott (15)
	Total Mall GLA								111,905,430	(18)

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
	Premium Outlets
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis)	Fee	100.0%		Acquired 2004	85.6%	337,689	Coach, Gap Outlet, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Under Armour
2.	Allen Premium Outlets	TX	Allen (Dallas)	Fee	100.0%		Acquired 2004	96.5%	544,216

Adidas, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Giorgio Armani, J.Crew, Kate Spade New York, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Staybridge Suites (14), The North Face, Tommy Hilfiger, Tory Burch, Under Armour

3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%		Acquired 2004	92.5%	271,533	Calvin Klein, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour
4.	Birch Run Premium Outlets	MI	Birch Run (Detroit)	Fee	100.0%		Acquired 2010	93.5%	593,911	Adidas, Calvin Klein, Coach, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Pottery Barn/Williams-Sonoma Outlet, Tommy Hilfiger, The North Face, Under Armour
5.	Camarillo Premium Outlets	CA	Camarillo (Los Angeles)	Fee	100.0%		Acquired 2004	92.1%	686,115

Adidas, Calvin Klein, Coach, Columbia Sportswear, Giorgio Armani, H&M, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

6.	Carlsbad Premium Outlets	CA	Carlsbad (San Diego)	Fee	100.0%		Acquired 2004	98.7%	289,210	Adidas, Barneys New York Warehouse, Calvin Klein, Coach, Crate & Barrel, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tory Burch, Under Armour
7.	Carolina Premium Outlets	NC	Smithfield (Raleigh)	Fee	100.0%		Acquired 2004	91.0%	438,752	Adidas, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
8.	Charlotte Premium Outlets	NC	Charlotte	Fee	50.0	% (4)	Built 2014	95.1%	398,331	Adidas, Coach, Columbia Sportswear, Gap Outlet, Guess, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Under Armour
9.	Chicago Premium Outlets	IL	Aurora (Chicago)	Fee	100.0%		Built 2004	88.1%	687,357	Adidas, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Saks Fifth Avenue Off 5th, Under Armour
10.	Cincinnati Premium Outlets	OH	Monroe (Cincinnati)	Fee	100.0%		Built 2009	87.0%	398,958	Adidas, Calvin Klein, Coach, Gap Outlet, J.Crew, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Tory Burch, Under Armour
11.	Clarksburg Premium Outlets	MD	Clarksburg (Washington, DC)	Fee	66.0	% (4)	Built 2016	89.9%	390,147

Armani Outlet, A/X Armani Exchange, Adidas, Calvin Klein, Coach, Columbia Sportswear, Express, Kate Spade New York, Lafayette 148 New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Tommy Hilfiger, Tory Burch, Under Armour, Vince

12.	Clinton Crossing Premium Outlets	CT	Clinton	Fee	100.0%		Acquired 2004	97.5%	276,117	Adidas, Calvin Klein, Coach, Gap Outlet, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Under Armour
13.	Denver Premium Outlets	CO	Thornton (Denver)	Fee	100.0%		Built 2018	97.4%	328,100

Adidas, A/X Armani Exchange, Calvin Klein, Coach, Gap Outlet, H&M, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Tory Burch, Under Armour, Vineyard Vines, Staybridge Suites (15)

14.	Desert Hills Premium Outlets	CA	Cabazon (Palm Springs)	Fee	100.0%		Acquired 2004	98.5%	655,225

Agent Provocateur, Alexander McQueen, Armani Outlet, Balenciaga, Bottega Veneta, Brioni, Brunello Cucinelli, Burberry, Coach, Ermenegildo Zegna, Fendi, Gucci, Jimmy Choo, Loro Piana, Marc Jacobs, Moncler, Mulberry, Neiman Marcus Last Call, Nike, Polo Ralph Lauren, Prada, Saint Laurent Paris, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Stuart Weitzman, Tory Burch, Valentino

15.	Ellenton Premium Outlets	FL	Ellenton (Tampa)	Fee	100.0%		Acquired 2010	91.6%	477,119	Adidas, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Under Armour
16.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%		Acquired 2004	87.1%	297,933	Adidas, Banana Republic, Calvin Klein, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Tommy Hilfiger, Under Armour
17.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%		Acquired 2004	85.8%	578,505	Adidas, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
18.	Gloucester Premium Outlets	NJ	Blackwood (Philadelphia)	Fee	50.0	% (4)	Built 2015	88.7%	378,506

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Columbia Sportswear, Gap Outlet, Guess, Levi's, J. Crew, Loft Outlet, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Under Armour, Vera Bradley

19.	Grand Prairie Premium Outlets	TX	Grand Prairie (Dallas)	Fee	100.0%		Built 2012	93.7%	423,640

Banana Republic, Bloomingdale's The Outlet Store, Coach, Columbia Sportswear, Kate Spade New York, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Bahama, Tommy Hilfiger, Under Armour

20.	Grove City Premium Outlets	PA	Grove City (Pittsburgh)	Fee	100.0%		Acquired 2010	86.8%	530,727

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour

21.	Gulfport Premium Outlets	MS	Gulfport	Ground Lease (2059)	100.0%		Acquired 2010	89.7%	300,055	Banana Republic, Chico's, Coach, Gap Outlet, H&M, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
22.	Hagerstown Premium Outlets	MD	Hagerstown (Baltimore/ Washington, DC)	Fee	100.0%		Acquired 2010	62.1%	485,591

Adidas, American Eagle Outfitters, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, J.Crew, Kate Spade New York, Loft Outlet, New Balance, The North Face, Tommy Hilfiger, Under Armour

23.	Houston Premium Outlets	TX	Cypress (Houston)	Fee	100.0%		Built 2008	95.7%	542,472

Ann Taylor, A/X Armani Exchange, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Gap Outlet, Giorgio Armani, Holiday Inn Express (15), Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Tory Burch, Victoria's Secret

24.	Indiana Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%		Acquired 2004	93.2%	378,029	Adidas, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
25.	Jackson Premium Outlets	NJ	Jackson (New York)	Fee	100.0%		Acquired 2004	84.9%	285,560

Adidas, American Eagle Outfitters, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Loft Outlet, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour

26.	Jersey Shore Premium Outlets	NJ	Tinton Falls (New York)	Fee	100.0%		Built 2008	95.1%	434,491

Adidas, Ann Taylor, Banana Republic, Burberry, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour

27.	Johnson Creek Premium Outlets	WI	Johnson Creek	Fee	100.0%		Acquired 2004	86.8%	277,672	Adidas, Banana Republic, Calvin Klein, Gap Outlet, Loft Outlet, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
28.	Kittery Premium Outlets	ME	Kittery	Fee and Ground Lease (2049) (7)	100.0%		Acquired 2004	86.8%	259,334

Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Express Factory Outlet, Gap Outlet, J.Crew, Kate Spade New York, New Balance, Nike, Polo Ralph Lauren, Swarovski, Tommy Hilfiger, Tumi

29.	Las Americas Premium Outlets	CA	San Diego	Fee	100.0%		Acquired 2007	94.7%	553,993

Adidas, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Giorgio Armani, Guess, Kate Spade New York, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour

30.	Las Vegas North Premium Outlets	NV	Las Vegas	Fee	100.0%		Built 2003	94.7%	676,270

All Saints, Armani Outlet, A/X Armani Exchange, Banana Republic, Burberry, Canali, CH Carolina Herrera, Cheesecake Factory, Coach, David Yurman, Dolce & Gabbana, Etro, Jimmy Choo, John Varvatos, Lululemon, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Roberto Cavalli, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Shake Shack, Tory Burch

31.	Las Vegas South Premium Outlets	NV	Las Vegas	Fee	100.0%		Acquired 2004	96.6%	535,721

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour

32.	Lee Premium Outlets	MA	Lee	Fee	100.0%		Acquired 2010	89.7%	224,756

Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Kate Spade New York, Levi's, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Under Armour

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
33.	Leesburg Premium Outlets	VA	Leesburg (Washington, DC)	Fee	100.0%		Acquired 2004	95.8%	478,218

Adidas, Ann Taylor, Armani Outlet, A/X Armani Exchange, Brooks Brothers, Burberry, Coach, Design Within Reach, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, Salvatore Ferragamo, Tory Burch, Under Armour, Vineyard Vines, Williams-Sonoma

34.	Lighthouse Place Premium Outlets	IN	Michigan City (Chicago, IL)	Fee	100.0%		Acquired 2004	87.9%	454,778	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, Guess, H&M, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour
35.	Merrimack Premium Outlets	NH	Merrimack	Fee	100.0%		Built 2012	98.1%	408,892

Ann Taylor, Banana Republic, Barbour, Bloomingdale's The Outlet Store, Brooks Brothers, Calvin Klein, Coach, J.Crew, Kate Spade New York, Lacoste, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Tory Burch, Under Armour, Vineyard Vines

36.	Napa Premium Outlets	CA	Napa	Fee	100.0%		Acquired 2004	83.2%	179,427	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger
37.	Norfolk Premium Outlets	VA	Norfolk	Fee	65.0	% (4)	Built 2017	86.1%	332,281

A/X Armani Exchange, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, H&M, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

38.	North Bend Premium Outlets	WA	North Bend (Seattle)	Fee	100.0%		Acquired 2004	84.9%	223,621	Banana Republic, Coach, Gap Outlet, Levi's, Kate Spade New York, Michael Kors, Nike, Skechers, Under Armour
39.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%		Acquired 2004	89.8%	540,802

Ann Taylor, Armani Outlet, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Pottery Barn, The North Face, Tommy Hilfiger, Tory Burch, West Elm, Williams-Sonoma

40.	Orlando International Premium Outlets	FL	Orlando	Fee	100.0%		Acquired 2010	99.2%	773,380

Adidas, Armani Outlet, Calvin Klein, Carhartt, Coach, Columbia Sportswear, H&M,  J.Crew, Karl Lagerfeld, Kate Spade New York,Marc Jacobs, Michael Kors, Nike, Panera Bread, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

41.	Orlando Vineland Premium Outlets	FL	Orlando	Fee	100.0%		Acquired 2004	99.4%	656,753

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

42.	Petaluma Village Premium Outlets	CA	Petaluma (San Francisco)	Fee	100.0%		Acquired 2004	82.6%	201,948	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger
43.	Philadelphia Premium Outlets	PA	Limerick (Philadelphia)	Fee	100.0%		Built 2007	91.3%	549,155

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, H&M, J.Crew, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Restoration Hardware, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

44.	Phoenix Premium Outlets	AZ	Chandler (Phoenix)	Ground Lease (2077)	100.0%		Built 2013	94.9%	356,509

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Factory Store, Guess, Kate Spade New York, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Bahama, Tommy Hilfiger, Tumi, Under Armour

45.	Pismo Beach Premium Outlets	CA	Pismo Beach	Fee	100.0%		Acquired 2010	85.1%	147,403	Calvin Klein, Coach, Guess, Kate Spade New York, Levi's, Nike, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Van Heusen
46.	Pleasant Prairie Premium Outlets	WI	Pleasant Prairie (Chicago, IL/ Milwaukee)	Fee	100.0%		Acquired 2010	93.6%	402,412

Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, Kate Spade New York, J.Crew, Lacoste, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

47.	Puerto Rico Premium Outlets	PR	Barceloneta	Fee	100.0%		Acquired 2010	94.7%	349,884	Adidas, Calvin Klein, Coach, Disney Store Outlet, Gap Outlet, Invicta, Lacoste, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Puma, Tommy Hilfiger

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
48.	Queenstown Premium Outlets	MD	Queenstown (Baltimore)	Fee	100.0%		Acquired 2010	89.5%	289,682

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, St. John, Tommy Bahama, Under Armour

49.	Rio Grande Valley Premium Outlets	TX	Mercedes (McAllen)	Fee	100.0%		Built 2006	85.1%	603,929

Adidas, Ann Taylor, Armani Outlet, A/X Armani Exchange, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, H&M, Kate Spade New York, Levi's, Michael Kors, Nike, Pandora, Polo Ralph Lauren, Tommy Hilfiger, Under Armour

50.	Round Rock Premium Outlets	TX	Round Rock (Austin)	Fee	100.0%		Built 2006	97.3%	498,387

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Duluth Trading Company, Gap Outlet, J.Crew, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour, (16)

51.	San Francisco Premium Outlets	CA	Livermore (San Francisco)	Fee and Ground Lease (2021) (9)	100.0%		Built 2012	97.1%	696,873

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

52.	San Marcos Premium Outlets	TX	San Marcos (Austin/ San Antonio)	Fee	100.0%		Acquired 2010	88.1%	735,171

Armani Outlet, Banana Republic, Burberry, CH Carolina Herrera, Etro, Gucci, J. Crew, Jimmy Choo, Kate Spade New York, Lacoste, Lululemon, Neiman Marcus Last Call, Marc Jacobs, Michael Kors, Pandora, Polo Ralph Lauren, Pottery Barn, Prada, Restoration Hardware, Saint Laurent Paris, Salvatore Ferragamo, Stuart Weitzman, The North Face, Tommy Bahama, Tory Burch, Versace, Vineyard Vines

53.	Seattle Premium Outlets	WA	Tulalip (Seattle)	Ground Lease (2079)	100.0%		Built 2005	97.4%	554,532

Adidas, Ann Taylor, Arc'teryx, Armani Outlet, Banana Republic, Burberry, Calvin Klein, Coach, Columbia Sportswear, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, St. John, Stuart Weitzman, The North Face, Tommy Bahama, Tommy Hilfiger, Tory Burch, Under Armour

54.	Silver Sands Premium Outlets	FL	Destin	Fee	50.0	% (4)	Acquired 2012	91.4%	450,954

Adidas, Banana Republic, Brooks Brothers, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Puma, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Tory Burch, Under Armour, Vera Bradley

55.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonville)	Fee	100.0%		Acquired 2004	95.3%	327,720	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Nike, Polo Ralph Lauren, Puma, Tommy Hilfiger, Under Armour
56.	St. Louis Premium Outlets	MO	St. Louis (Chesterfield)	Fee	60.0	% (4)	Built 2013	93.1%	351,425	Adidas, Ann Taylor, Brooks Brothers, Coach, Gap Outlet, J. Crew, Kate Spade New York, Levi's, Michael Kors, Nike, Puma, Tommy Hilfiger, Ugg, Under Armour, Vera Bradley
57.	Tampa Premium Outlets	FL	Lutz (Tampa)	Fee	100.0%		Built 2015	98.6%	459,694

Adidas, A/X Armani Outlet, Banana Republic, BJ's Restaurant and Brewhouse, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J. Crew, Kate Spade New York, Lucky Brand, Michael Kors, Nike, Polo Ralph Lauren, Puma, Saks 5th Avenue Off 5th, Tommy Hilfiger, Tumi, Under Armour

58.	Tanger Outlets - Columbus (1)	OH	Sunbury (Columbus)	Fee	50.0	% (4)	Built 2016	94.7%	355,254	Banana Republic, Brooks Brothers, Coach, Kate Spade New York, Nike, Polo Ralph Lauren, Under Armour
59.	Tanger Outlets - Galveston/Houston (1)	TX	Texas City	Fee	50.0	% (4)	Built 2012	91.8%	352,705	Banana Republic, Brooks Brothers, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Tommy Hilfiger
60.	The Crossings Premium Outlets	PA	Tannersville	Fee and Ground Lease (2029) (7)	100.0%		Acquired 2004	95.5%	411,766

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, J.Crew, Johnny Rockets, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
61.	Tucson Premium Outlets	AZ	Marana (Tucson)	Fee	100.0%		Built 2015	79.9%	363,456

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Godiva, Guess, Johnny Rockets, Levi’s, Michael Kors, Nike, Polo Ralph Lauren, Saks 5th Avenue Off 5th, Skechers, Tommy Hilfiger, Under Armour

62.	Twin Cities Premium Outlets	MN	Eagan	Fee	35.0	% (4)	Built 2014	90.4%	408,925

Adidas, Ann Taylor, Armani Outlet, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J. Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Talbots,  Under Armour

63.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%		Acquired 2004	89.6%	447,273

Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Skechers, The North Face, Tommy Hilfiger, Under Armour, West Elm Outlet

64.	Waikele Premium Outlets	HI	Waipahu (Honolulu)	Fee	100.0%		Acquired 2004	92.8%	219,485	Adidas, All Saints, Armani Outlet, Calvin Klein, Coach, Furla, Kate Spade New York, Michael Kors, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Swarovski, Tommy Hilfiger, Tory Burch
65.	Waterloo Premium Outlets	NY	Waterloo	Fee	100.0%		Acquired 2004	81.5%	421,436

American Eagle Outfitters, Banana Republic, Brooks Brothers, Calvin Klein, Chico’s, Coach, Columbia Sportswear, Gap Outlet, H&M, J.Crew, Kate Spade New York, Levi's, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Under Armour

66.	Williamsburg Premium Outlets	VA	Williamsburg	Fee	100.0%		Acquired 2010	93.9%	522,562

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, J.Crew, Kate Spade New York, Levi's, Loft Outlet, Michael Kors, New Balance, Nike, Pandora, Polo Ralph Lauren, Puma, The North Face, Timberland, Tommy Bahama, Tommy Hilfiger, Under Armour, Vera Bradley, Vineyard Vines

67.	Woodburn Premium Outlets	OR	Woodburn (Portland)	Fee	100.0%		Acquired 2013	93.5%	389,513	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, J. Crew, Levi's, Michael Kors, Nike, The North Face, Polo Ralph Lauren, Tommy Hilfiger, Tory Burch, Under Armour
68.	Woodbury Common Premium Outlets	NY	Central Valley (New York)	Fee	100.0%		Acquired 2004	95.1%	909,425

Arc'teryx, Armani Outlet, Balenciaga, Balmain, Bottega Veneta, Breitling, Brioni, Brunello Cucinelli, Burberry, Canali, Celine, Chloe, Coach, Dior, Dolce & Gabbana, Dunhill, Fendi, Givenchy, Golden Goose, Gucci, Jimmy Choo, Lacoste, Loewe, Longchamp, Loro Piana, Marc Jacobs, Michael Kors, Moncler, Mulberry, Nike, Polo Ralph Lauren, Prada, Saint Laurent, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Santoni, Shake Shack, Stone Island, Stuart Weitzman, Theory, Tod's, Tom Ford, Tory Burch, Valentino, Versace, Zegna

69.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%		Acquired 2004	93.8%	672,869

Adidas, All Saints, Armani Outlet, Banana Republic, Bloomingdale's The Outlet Store, Brooks Brothers, Burberry, Calvin Klein, Coach, David Yurman, Gucci, Karl Lagerfeld, Kate Spade New York, Lacoste, Lululemon, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Prada, Puma, Restoration Hardware, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Theory, Tommy Hilfiger, Tory Burch, Under Armour, Vineyard Vines

	Total U.S. Premium Outlets GLA								30,434,534

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
	The Mills
1.	Arizona Mills	AZ	Tempe (Phoenix)	Fee	100.0%		Acquired 2007	88.2%	1,224,704	Marshalls, Burlington, Ross, Harkins Cinemas & IMAX, Sea Life Center, Conn's, Legoland, Forever 21, dd's Discounts (6), Overtime by Dick's Sporting Goods, Rainforest Café
2.	Arundel Mills	MD	Hanover (Baltimore)	Fee	59.3	% (4)	Acquired 2007	97.1%	1,929,910

Bass Pro Shops Outdoor World, Best Buy, Burlington, Dave & Buster's, Medieval Times, Saks Fifth Avenue Off 5th, Off Broadway Shoe Warehouse, T.J. Maxx, Cinemark Egyptian 24 Theatres, Maryland Live! Casino, Forever 21, Ulta, Live! Hotel (14)

3.	Colorado Mills	CO	Lakewood (Denver)	Fee	37.5	% (4)	Acquired 2007	86.1%	1,416,322	Forever 21, Off Broadway Shoe Warehouse, Super Target, United Artists Theatre, Burlington, H&M, Dick's Sporting Goods, Springhill Suites (15)
4.	Concord Mills	NC	Concord (Charlotte)	Fee	59.3	% (4)	Acquired 2007	97.5%	1,369,966	Bass Pro Shops Outdoor World, Burlington, Dave & Buster's, Nike Factory Store, Off Broadway Shoes, AMC Theatres, Best Buy, Forever 21, Sea Life Center, H&M, Dick's Sporting Goods (6)
5.	Grapevine Mills	TX	Grapevine (Dallas)	Fee	59.3	% (4)	Acquired 2007	99.1%	1,781,214

Burlington, Marshalls, Saks Fifth Avenue Off 5th, AMC Theatres, Sun & Ski Sports, Neiman Marcus Last Call, Legoland Discovery Center, Sea Life Center, Ross, H&M, Round 1 Entertainment, Fieldhouse USA, Rainforest Café, Springhill Suites (15), Hyatt Place (15), Hawthorn (15)

6.	Great Mall	CA	Milpitas (San Jose)	Fee and Ground Lease (2049) (7)	100.0%		Acquired 2007	98.4%	1,368,462	Camille La Vie, Kohl's, Dave & Buster's, Burlington, Marshalls, Saks Fifth Avenue Off 5th, Nike Factory Store, Century Theatres, Bed Bath & Beyond, Dick's Sporting Goods, Legoland Discovery Center (6)
7.	Gurnee Mills	IL	Gurnee (Chicago)	Fee	100.0%		Acquired 2007	90.0%	1,734,951

Bass Pro Shops Outdoor World, Bed Bath & Beyond/Buy Buy Baby, Burlington, Kohl's, Marshalls Home Goods, Marcus Cinemas, Value City Furniture, Off Broadway Shoe Warehouse, Macy's, Floor & Decor, Dick's Sporting Goods, Rainforest Café, The Room Place

8.	Katy Mills	TX	Katy (Houston)	Fee	62.5	% (4) (2)	Acquired 2007	91.9%	1,787,611	Bass Pro Shops Outdoor World, Books-A-Million, Burlington, Marshalls, Saks Fifth Avenue Off 5th, Sun & Ski Sports, AMC Theatres, Tilt, Ross, H&M, RH Outlet, Rainforest Café
9.	Mills at Jersey Gardens, The	NJ	Elizabeth	Fee	100.0%		Acquired 2015	91.1%	1,304,609

Burlington, Cohoes, Forever 21, AMC Theatres, Marshalls, Nike Factory Store, Saks 5th Avenue Off 5th, H&M, Tommy Hilfiger, Residence Inn (15), Courtyard by Marriott (15), Embassy Suites (15), Country Inn & Suites (15)

10.	Ontario Mills	CA	Ontario (Riverside)	Fee	50.0	% (4)	Acquired 2007	100.0%	1,422,344

Burlington, Nike Factory Store, Marshalls, Saks Fifth Avenue Off 5th, Nordstrom Rack, Dave & Buster's, Camille La Vie, Sam Ash Music, AMC Theatres, Forever 21, Uniqlo, Skechers Superstore, Rainforest Café, Aki Home

11.	Opry Mills	TN	Nashville	Fee	100.0%		Acquired 2007	99.7%	1,169,158	Regal Cinema & IMAX, Dave & Buster's, Sun & Ski, Bass Pro Shops Outdoor World, Forever 21, H&M, Madame Tussauds, Rainforest Café, Aquarium Restaurant
12.	Outlets at Orange, The	CA	Orange (Los Angeles)	Fee	100.0%		Acquired 2007	99.0%	866,975	Dave & Buster’s, Vans Skatepark, Saks Fifth Avenue Off 5th, AMC Theatres, Neiman Marcus Last Call, Nordstrom Rack, Bloomingdale's the Outlet Store, Guitar Center, Nike Factory Store
13.	Potomac Mills	VA	Woodbridge (Washington, DC)	Fee	100.0%		Acquired 2007	96.8%	1,553,574	Marshalls, T.J. Maxx, JCPenney, Burlington, Nordstrom Rack, Saks Fifth Avenue Off 5th Outlet, Costco Warehouse, AMC Theatres, Bloomingdale's Outlet, Buy Buy Baby/and That!, Round 1
14.	Sawgrass Mills	FL	Sunrise (Miami)	Fee	100.0%		Acquired 2007	92.6%	2,327,229

Bed Bath & Beyond, BrandsMart USA, Burlington, Marshalls, Neiman Marcus Last Call, Nordstrom Rack, Saks Fifth Avenue Off 5th, Super Target, T.J. Maxx, Regal Cinema, Bloomingdale's Outlet, Dick's Sporting Goods, Primark, AC Hotel by Marriott (6)

	Total Mills Properties GLA								21,257,029

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA		Selected Tenants
	Lifestyle Centers
1.	ABQ Uptown	NM	Albuquerque	Fee	100.0%		Acquired 2011	96.1%	229,511		Anthropologie, Apple, Pottery Barn
2.	Hamilton Town Center	IN	Noblesville (Indianapolis)	Fee	50.0	% (4)	Built 2008	88.3%	675,179		JCPenney, Dick's Sporting Goods, Bed Bath & Beyond, DSW
3.	Pier Park	FL	Panama City Beach	Fee	65.6	% (4)	Built 2008	94%	947,994		Dillard's, JCPenney, Target, Grand Theatres, Ron Jon Surf Shop, Margaritaville, Marshalls, Dave & Buster's, Skywheel
4.	University Park Village	TX	Fort Worth	Fee	100.0%		Acquired 2015	96.9%	169,992		Anthropologie, Apple, Pottery Barn
	Total Lifestyle Centers GLA								2,022,676

	Other Properties
1 - 15.	Other Properties								11,385,786
16 - 17.	TMLP						Acquired 2007		2,913,461
	Total Other GLA								14,299,247	(18)
	Total U.S. Properties GLA								179,918,916

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

Circle Centre - 104,944 sq. ft.
Copley Place - 893,439 sq. ft.
Domain, The - 156,240 sq. ft.
Fashion Centre at Pentagon City, The - 169,089 sq. ft.
Oxford Valley Mall - 139,701 sq. ft.
Shops at Clearfork, The - 146,571 sq. ft.
Southdale Center - 102,400 sq. ft.

United States Lease Expirations

The following table summarizes lease expiration data for our U.S. malls and Premium Outlets, including Puerto Rico, as of December 31, 2020. The data presented does not consider the impact of renewal options that may be contained in leases and excludes data related to TRG.

U.S. MALLS AND PREMIUM OUTLETS LEASE EXPIRATIONS (1)

			Avg. Base	Percentage of Gross
	Number of		Minimum Rent	Annual Rental
Year	Leases Expiring	Square Feet	PSF at 12/31/2020	Revenues (2)
Inline Stores and Freestanding
Month to Month Leases	995	3,463,698	$56.04	3.7%
2021	2,392	8,635,941	$50.52	8.0%
2022	2,561	9,658,952	$50.16	9.2%
2023	2,325	9,254,119	$59.14	8.9%
2024	1,785	7,076,454	$59.86	7.8%
2025	1,561	6,100,909	$63.53	7.4%
2026	1,246	5,046,888	$61.22	5.8%
2027	924	3,621,868	$65.80	4.5%
2028	810	3,543,203	$61.61	4.1%
2029	697	3,025,932	$66.61	3.5%
2030	437	2,085,678	$64.17	2.3%
2031 and Thereafter	323	2,169,536	$42.04	1.8%
Specialty Leasing Agreements w/ terms in excess of 12 months	1,865	4,898,558	$16.47	1.6%
Anchors
Month to Month Leases	1	138,409	$1.18	0.0%
2021	2	158,266	$3.73	0.0%
2022	10	1,408,024	$4.22	0.1%
2023	17	2,381,099	$6.00	0.3%
2024	18	1,565,287	$8.59	0.3%
2025	17	1,676,634	$6.72	0.2%
2026	14	1,660,628	$4.50	0.1%
2027	6	920,224	$4.16	0.1%
2028	8	707,745	$8.27	0.1%
2029	4	511,660	$2.44	0.0%
2030	8	824,573	$8.52	0.1%
2031 and Thereafter	19	1,749,992	$12.09	0.4%
(1)	Does not consider the impact of renewal options that may be contained in leases.
(2)	Annual rental revenues represent domestic 2020 consolidated and joint venture combined base rental revenue.

International Properties

Our ownership interests in properties outside the United States are primarily owned through joint venture arrangements.  With the exception of our Premium Outlets in Canada, all of our international properties are managed by related parties.

European Investments

At December 31, 2020, we owned 63,924,148 shares, or approximately 22.4%, of Klépierre, which had a quoted market price of $22.55 per share. Klépierre is a publicly traded, Paris-based real estate company, which owns, or has an interest in shopping centers located in 15 countries.

As of December 31, 2020, we had a controlling interest in a European investee with interests in ten Designer Outlet properties. Nine of the outlet properties are located in Europe and one outlet property is located in Canada. Of the nine properties in Europe, two are in Italy, two are in the Netherlands, and one each is in Austria, France, Germany, Spain and the United Kingdom. As of December 31, 2020, our legal percentage ownership interests in these entities ranged from 45% to 94%.

We own a 14.6% interest in Value Retail PLC and affiliated entities, which own and operate nine luxury outlets throughout Europe. We also have a minority direct ownership in three of those outlets.

Other International Investments

We hold a 40% interest in nine operating joint venture properties in Japan, a 50% interest in four operating joint venture properties in South Korea, a 50% interest in two operating joint venture properties in Mexico, a 50% interest in two operating joint venture properties in Malaysia, a 50% interest in one operating joint venture in Thailand, and a 50% interest in three Premium Outlet operating joint venture properties in Canada. The nine Japanese Premium Outlets operate in various cities throughout Japan and comprise over 3.6 million square feet of GLA and were 99.5% leased as of December 31, 2020.

Our investment in TRG includes an interest in four operating joint venture properties located outside of the U.S.; two located in the People’s Republic of China and two located in South Korea. Our effective ownership in these centers, through our investment in TRG, ranges from 13.7% to 39.2%.

The following property tables summarize certain data for our international properties as of December 31, 2020 and do not include our equity investments in Klépierre, TRG, or our investment in Value Retail PLC and affiliated entities.

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective		Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	Year Built	Leasable Area (1)	Selected Tenants
	INTERNATIONAL PREMIUM OUTLETS
	JAPAN
1.	Ami Premium Outlets	Ami (Tokyo)	Fee	40.0%	2009	315,000	Adidas, Beams, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Polo Ralph Lauren, Puma, TaylorMade, Tommy Hilfiger
2.	Gotemba Premium Outlets (2)	Gotemba City (Tokyo)	Fee	40.0%	2000	659,500

Adidas, Armani, Balenciaga, Bally, Beams, Bottega Veneta, Burberry, Coach, Dolce & Gabbana, Dunhill, Gap Outlet, Gucci, Loro Piana, Michael Kors, Moncler, Nike, Polo Ralph Lauren, Prada/Miu Miu, Puma, Salvatore Ferragamo, Tod's, Tory Burch, United Arrows

					Phase 4 - 2020
3.	Kobe-Sanda Premium Outlets	Hyougo-ken (Osaka)	Ground Lease (2026)	40.0%	2007	441,000

Adidas, Armani, Bally, Beams, Coach, Dolce & Gabbana, Gap Outlet, Gucci, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Prada/Miu Miu, Salvatore Ferragamo, Tod's, Tommy Hilfiger, United Arrows, Valentino

4.	Rinku Premium Outlets (2)	Izumisano (Osaka)	Ground Lease (2031)	40.0%	2000	512,500

Adidas, Armani, Bally, Beams, Brooks Brothers, Burberry, Coach, Dolce & Gabbana, Dunhill, Eddie Bauer, Furla, Gap Outlet, Kate Spade New York, Lanvin Collection, Michael Kors, Nike, Olive des Olive, Polo Ralph Lauren, Puma, Salvatore Ferragamo, TaylorMade, Tommy Hilfiger, United Arrows, Zara

					Phase 5 - 2020
5.	Sano Premium Outlets	Sano (Tokyo)	Fee	40.0%	2003	390,800	Adidas, Beams, Coach, Dunhill, Eddie Bauer, Etro, Furla, Gap Outlet, Gucci, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Prada/Miu Miu, Salvatore Ferragamo, TaylorMade
6.	Sendai-Izumi Premium Outlets	Izumi Park Town (Sendai)	Ground Lease (2027)	40.0%	2008	164,200	Adidas, Beams, Coach, Gap, Nike, Polo Ralph Lauren, Tommy Hilfiger, United Arrows
7.	Shisui Premium Outlets	Shisui (Chiba), Japan	Ground Lease (2033)	40.0%	2013	434,600	Adidas, Beams, Citizen, Coach, Dunhill, Furla, Gap, Kate Spade New York, Marmot, Michael Kors, Nike, Polo Ralph Lauren, Samsonite, Tommy Hilfiger, United Arrows
8.	Toki Premium Outlets	Toki (Nagoya)	Ground Lease (2033)	40.0%	2005	367,700	Adidas, Beams, Coach, Furla, Gap Outlet, Kate Spade New York, Nike, Olive des Olive, Polo Ralph Lauren, Puma, Timberland, Tommy Hilfiger, United Arrows
9.	Tosu Premium Outlets	Fukuoka (Kyushu)	Fee	40.0%	2004	328,400	Adidas, Beams, Coach, Furla, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Olive des Olive, Polo Ralph Lauren, Puma, Tommy Hilfiger, United Arrows
	Subtotal Japan					3,613,700

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective		Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	Year Built	Leasable Area (1)	Selected Tenants
	MEXICO
10.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%	2004	333,000	Adidas, Calvin Klein, CH Carolina Herrera, Coach, Dolce & Gabbana, Kate Spade New York, Nautica, Nike, Palacio Outlet, Salvatore Ferragamo, Zegna
11.	Premium Outlets Querétaro	Querétaro	Fee	50.0%	2019	274,800	Adidas, Adrianna Papell, Calvin Klein, Guess, Levi's, Nike, Tommy Hilfiger, True Religion, Under Armour
	Subtotal Mexico					607,800
	SOUTH KOREA
12.	Yeoju Premium Outlets	Yeoju (Seoul)	Fee	50.0%	2007	551,600	Adidas, Armani, Burberry, Chloe, Coach, Fendi, Gucci, Michael Kors, Nike, Polo Ralph Lauren, Prada, Salvatore Ferragamo, Tod's, Under Armour, Valentino, Vivienne Westwood
13.	Paju Premium Outlets	Paju (Seoul)	Ground Lease (2040)	50.0%	2011	558,900	Adidas, Armani, Bean Pole, Calvin Klein, Coach, Jill Stuart, Lanvin Collection, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Puma, Tory Burch, Under Armour, Vivienne Westwood
14.	Busan Premium Outlets	Busan	Fee	50.0%	2013	360,200	Adidas, Armani, Bean Pole, Calvin Klein, Coach, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger
15.	Siehung Premium Outlets	Siehung	Fee	50.0%	2017	444,400	Adidas, Armani, Bean Pole, Calvin Klein, Coach, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, The North Face, Under Armour
	Subtotal South Korea					1,915,100
	MALAYSIA
16.	Johor Premium Outlets	Johor (Singapore)	Fee	50.0%	2011	309,400	Adidas, Armani, Calvin Klein, Coach, DKNY, Furla, Gucci, Guess, Michael Kors, Nike, Polo Ralph Lauren, Prada, Puma, Salvatore Ferragamo, Timberland, Tommy Hilfiger, Tory Burch, Zegna
17.	Genting Highlands Premium Outlets	Kuala Lumpur	Fee	50.0%	2017	277,500	Adidas, Coach, Furla, Kate Spade New York, Michael Kors, Nike, Padini, Polo Ralph Lauren, Puma
	Subtotal Malaysia					586,900
	THAILAND
18.	Siam Premium Outlets Bangkok	Bangkok	Fee	50.0%	2020	264,000	Adidas, Balenciage, Burberry, Calvin Klein, Coach, Furla, Kate Spade New York, Nike, Skechers, Under Armour
	Subtotal Thailand					264,000
	CANADA
19.	Toronto Premium Outlets	Toronto (Ontario)	Fee	50.0%	2013	504,600	Adidas, Armani, Burberry, Calvin Klein, Coach, Eddie Bauer, Gap, Gucci, Guess, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue, Tommy Hilfiger, Tory Burch, Under Armour
20.	Premium Outlets Montreal	Montreal (Quebec)	Fee	50.0%	2014	367,400	Adidas, Calvin Klein, Coach, Gap, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, The North Face, Tommy Hilfiger, Under Armour
21.	Premium Outlet Collection Edmonton International Airport	Edmonton (Alberta)	Ground Lease (2072)	50.0%	2018	422,600	Adidas, Calvin Klein, Coach, Gap Factory, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
	Subtotal Canada					1,294,600
	TOTAL INTERNATIONAL PREMIUM OUTLETS					8,282,100

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective		Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	Year Built	Leasable Area (1)	Selected Tenants

	INTERNATIONAL DESIGNER OUTLETS
	AUSTRIA
1.	Parndorf Designer Outlet	Vienna	Fee	90.0%	2005	118,000	Adidas, Armani, Bally, Burberry, Calvin Klein, Coach, Dolce & Gabbana, Furla, Geox, Gucci, Guess, Michael Kors, Moncler, Nike, Polo Ralph Lauren, Porsche Design, Prada, Puma, Tommy Hilfiger, Zegna
	Subtotal Austria					118,000
	ITALY
2.	La Reggia Designer Outlet (3)	Marcianise (Naples)	Fee	90.0%	2010	288,000	Adidas, Armani, Calvin Klein, Coach, Guess, Liu Jo, Michael Kors, Nike, Pinko, Polo Ralph Lauren, Puma, Timberland, Tommy Hilfiger
3.	Noventa Di Piave Designer Outlet	Venice	Fee	90.0%	2008	353,000

Adidas, Armani, Bally, Bottega Veneta, Burberry, Calvin Klein, Coach, Dolce & Gabanna, Fendi, Furla, Gucci, Loro Piana, Michael Kors, Nike, Pinko, Polo Ralph Lauren, Prada, Salvatore Ferragamo, Sergio Rossi,Tommy Hilfiger, Valentino, Versace, Zegna

	Subtotal Italy					641,000
	NETHERLANDS
4.	Roermond Designer Outlet Phases 2 & 3	Roermond	Fee	90.0%	2005	173,000	Armani, Bally, Burberry, Calvin Klein, Coach, Furla, Gucci, Michael Kors, Moncler, Mulberry, Polo Ralph Lauren, Prada, Swarovski, Tod's, Tommy Hilfiger, UGG, Zegna
5.	Roermond Designer Outlet Phase 4	Roermond	Fee	46.1%	2017	125,000	Adidas, Karl Lagerfield, Liu Jo, Longchamp, Tag Heuer, Tom Tailor, Woolrich
6.	Designer Outlet Roosendaal	Roosendaal	Fee	94.0%	2017	247,500	Adidas, Calvin Klein, Esprit, Guess, Nike, Puma, S. Oliver, Tommy Hilfiger
	Subtotal Netherlands					545,500
	UNITED KINGDOM
7.	Ashford Designer Outlet	Kent	Fee	45.0%	2000	281,000	Adidas, Calvin Klein, Clarks, Fossil, French Connection, Gap, Guess, Kate Spade New York, Nike, Polo Ralph Lauren, Superdry, Tommy Hilfiger
	Subtotal England					281,000
	CANADA
8.	Vancouver Designer Outlets	Vancouver	Ground Lease (2072)	45.0%	2015	326,000	Adidas, Armani, Burberry, Calvin Klein, Coach, Gap, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
	Subtotal Canada					326,000
	GERMANY
9.	Ochtrup Designer Outlets	Ochtrup	Fee	70.5%	2016	191,500	Adidas, Calvin Klein, Guess, Lindt, Nike, Puma, Samsonite, Schiesser, Seidensticker, Steiff, Tom Tailor, Vero Moda
	Subtotal Germany					191,500
	FRANCE
10.	Provence Designer Outlet	Miramas	Fee	90.0%	2017	269,000	Armani, Calvin Klein, Guess, Michael Kors, Nike, Polo Ralph Lauren, Puma, Prada, Timberland, Tommy Hilfiger
	Subtotal France					269,000
	SPAIN
11.	Málaga Designer Outlet	Málaga	Fee	46.1%	2020	191,000	Adidas, Armani, Burberry, Calvin Klein, Furla, Guess, Polo Ralph Lauren, Prada, Tommy Hilfiger, Under Armour
	Subtotal Spain					191,000
	Total International Designer Outlets					2,563,000

FOOTNOTES:

(1)	All gross leasable area listed in square feet.
(2)	Property completed an expansion in 2020.
(3)	Property is undergoing an expansion.

Land

We have direct or indirect ownership interests in approximately 186 acres of land held in the United States and Canada for future development.

Sustainability

At Simon, we define and implement sustainability and ESG initiatives into all aspects of our business; from how we plan, develop, and operate our properties, to how we do business with our customers, engage with our communities, and create a healthy, safe, productive, and positive work environment for our employees. Our sustainability framework focuses on four key areas: Customers, Communities, Environment, and Employees.

The health and safety of all who work in and visit our properties has and continues to be our top priority, and in 2020, our Sustainability office enrolled and successfully achieved the International WELL Building Institute’s (IWBI) third party verified WELL Health-Safety Rating for Facility Operations and Management for over 200 properties in our portfolio. This rating was earned primarily as a result of our first in class emergency management programs, and the implementation of Simon’s rigorous COVID-19 exposure mitigation protocols. Simon will continue to go above and beyond to ensure that all occupants in our centers can feel confident that Simon is working hard to protect them. To learn more about our Health-Safety efforts and rating visit: www.simon.com/health.

Since 2003, we have measured our environmental impact and leveraged sustainability to reduce this impact while achieving cost efficiencies in our operations by implementing a range of energy management practices, and continuous energy monitoring and reporting. As a result, we have reduced our energy consumption every year since 2003. In this period, excluding new developments, we have reduced the energy usage over which we have direct control, by 354 million kWh, representing a 33% reduction across a portfolio of comparable properties. In recent years, we have ramped up these efforts, and from 2013-2019 have achieved an energy use reduction of 182 million kWh, representing a 20% reduction in a six-year period, accounting for 51% of total reductions achieved since 2003.

Our reduction in greenhouse gas emissions resulting from our energy management efforts since 2003 is 312,067 metric tons of CO2e. This figure represents a reduction of 54% and includes emission streams scope 1 and  scope 2. Enhanced efforts from 2013-2019 have resulted in emissions reduction of 125,457 metric tons of CO2e. This represents a 32% reduction in a six-year period, accounting for 40% of total reductions achieved since 2003. Additional emission streams, such as scope 3 emissions generated from tenants’ plug-load consumptions, are included in Simon’s annual sustainability report published in accordance with the guidelines of the Global Reporting Initiatives (GRI), the most widely used international standard for sustainability reporting.

We are also focused on reducing our water usage, and in 2019, achieved a reduction of 5.4% in water use. We have reduced water consumption by 1.5 million gallons, representing an 18% reduction since 2015, and are on track to meet our 2025 20% reduction target ahead of time.

In 2020, Simon announced new 2035 emissions targets approved by the Science Based Target Initiative (SBTi). Our commitment is to reduce scope 1 and scope 2 emissions by 68% (2019 baseline), and scope 3, including tenant emissions by 21% (2018 baseline). We have also aligned our climate-related risk disclosure with the recommendations made by the Task Force on Climate Related Financial Disclosures (TCFD), established by the Financial Stability Board (FSB). To learn more and access the full report visit: investors.simon.com/sustainability.

Simon’s sustainability performance has been recognized by international organizations. In 2020, Simon participated in CDP’s annual climate change questionnaire and received an A score, earning a prestigious place on CDP’s climate change ‘A List’ that represents results achieved by only 270 of the 5,800+ (<5%) reporting organizations globally. Simon was also awarded a Green Star ranking - the designation awarded for leadership in sustainability performance by the Global Real Estate Sustainability Benchmark (GRESB).

Mortgages and Unsecured Debt

The following table sets forth certain information regarding the mortgages encumbering our properties, and the properties held by our domestic and international joint venture arrangements, and also our unsecured corporate debt, excluding TRG. Substantially all of the mortgage and property related debt is nonrecourse to us.

Mortgage and Unsecured Debt

As of December 31, 2020

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
Consolidated Indebtedness:
Secured Indebtedness:
Arizona Mills	5.76%		$145,874		$12,247		07/01/21
Battlefield Mall	3.95%		112,707		6,908		09/01/22
Birch Run Premium Outlets	4.21%		123,000		5,263	(2)	02/06/26
Calhoun Outlet Marketplace	4.17%		17,941	(19)	1,140		06/01/26
Carolina Premium Outlets	3.36%		41,757		2,672		12/01/22
Domain, The	5.44%		176,533		14,066		08/01/21
Ellenton Premium Outlets	4.30%		178,000		7,779	(2)	12/01/25
Empire Mall	4.31%		183,782		11,290		12/01/25
Florida Keys Outlet Marketplace	4.17%		17,001		720	(2)	12/01/25
Gaffney Outlet Marketplace	4.17%		28,981	(19)	1,839		06/01/26
Grand Prairie Premium Outlets	3.66%		109,122		6,588		04/01/23
Grove City Premium Outlets	4.31%		140,000		6,133	(2)	12/01/25
Gulfport Premium Outlets	4.35%		50,000		2,211	(2)	12/01/25
Gurnee Mills	3.99%		253,708		16,156	(2)	10/01/26
Hagerstown Premium Outlets	4.26%		73,314		4,548		02/06/26
Ingram Park Mall	5.38%		122,251		9,732		06/01/21
La Reggia Designer Outlet Phases 1 & 2	2.25%	(25)	159,432	(30)	7,889		02/15/22
Lee Premium Outlets	4.17%		49,504	(19)	3,331		06/01/26
Merrimack Premium Outlets	3.78%		116,398		7,238		07/01/23
Midland Park Mall	4.35%		71,822		5,072		09/06/22
Mills at Jersey Gardens, The	3.38%	(1)	355,000		14,111	(2)	11/09/25	(3)
Montgomery Mall	4.57%		100,000		4,646	(2)	05/01/24
Noventa Di Piave Designer Outlet Phases 1, 2, 3, 4	1.95%		343,042	(30)	6,130	(2)	07/25/25
Opry Mills	4.09%		375,000		15,601	(2)	07/01/26
Outlets at Orange, The	4.22%		215,000		9,218	(2)	04/01/24
Oxford Valley Mall	4.77%		32,779	(8)	4,310		12/07/20
Parndorf Designer Outlet	2.00%		226,896	(30)	4,268	(2)	07/04/29
Penn Square Mall	3.84%		310,000		12,109	(2)	01/01/26
Phipps Plaza Hotel	1.89%	(1)	25,000		603	(2)	10/25/26
Pismo Beach Premium Outlets	3.33%		34,329	(20)	1,423		09/06/26
Plaza Carolina	1.24%	(1)	225,000		3,925	(2)	07/27/21
Pleasant Prairie Premium Outlets	4.00%		145,000		5,889	(2)	09/01/27
Potomac Mills	3.46%		416,000		14,623	(2)	11/01/26
Provence Designer Outlet	1.60%	(33)	100,445	(30)	1,756	(2)	07/27/22	(3)
Puerto Rico Premium Outlets	1.24%	(1)	160,000		2,816	(2)	07/26/21
Queenstown Premium Outlets	3.33%		60,308	(20)	2,494		09/06/26
Roermond Designer Outlet	1.78%		282,085	(30)	4,847	(2)	12/18/21
Roosendaal Designer Outlets	1.75%	(24)	72,342	(30)	2,692		02/25/24	(3)
Shops at Chestnut Hill, The	4.69%		120,000		5,718	(2)	11/01/23
Shops at Riverside, The	3.37%		130,000		4,455	(2)	02/01/23
Southdale Center	3.84%		138,131		8,703		04/01/23
Southridge Mall	3.85%		112,087		6,802		06/06/23

Mortgage and Unsecured Debt

As of December 31, 2020

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
Summit Mall	3.31%		85,000		2,864	(2)	10/01/26
The Crossings Premium Outlets	3.41%		103,304		6,123		12/01/22
Town Center at Cobb	4.76%		180,376		9,968		05/01/22
University Park Village	3.85%		54,425		2,685		05/01/28
White Oaks Mall	2.89%	(28)	46,915		2,261		06/01/24	(3)
Williamsburg Premium Outlets	4.23%		185,000		7,954	(2)	02/06/26
Wolfchase Galleria	4.15%		155,152		7,563	(2)	11/01/26
Total Consolidated Secured Indebtedness			$6,959,743
Unsecured Indebtedness:
Simon Property Group, L.P.
Global Commercial Paper - USD	0.29%	(16)	623,020		1,779	(2)	02/19/21
Revolving Credit Facility - USD	0.84%	(15)	125,000		1,050	(2)	06/30/25	(3)
Term Facility - USD	0.85%	(15)	2,000,000	(35)	17,000	(2)	06/30/23	(3)
Unsecured Notes - 22C	6.75%		600,000		40,500	(14)	02/01/40
Unsecured Notes - 25C	4.75%		550,000		26,125	(14)	03/15/42
Unsecured Notes - 26B	2.75%		500,000		13,750	(14)	02/01/23
Unsecured Notes - 27B	3.75%		600,000		22,500	(14)	02/01/24
Unsecured Notes - 28A	3.38%		900,000		30,375	(14)	10/01/24
Unsecured Notes - 28B	4.25%		400,000		17,000	(14)	10/01/44
Unsecured Notes - 29B	3.50%		1,100,000		38,500	(14)	09/01/25
Unsecured Notes - 30A	2.50%		550,000	(35)	13,750	(14)	07/15/21
Unsecured Notes - 30B	3.30%		800,000		26,400	(14)	01/15/26
Unsecured Notes - 31A	2.35%		550,000		12,925	(14)	01/30/22
Unsecured Notes - 31B	3.25%		750,000		24,375	(14)	11/30/26
Unsecured Notes - 31C	4.25%		550,000		23,375	(14)	11/30/46
Unsecured Notes - 32A	2.63%		600,000		15,750	(14)	06/15/22
Unsecured Notes - 32B	3.38%		750,000		25,313	(14)	06/15/27
Unsecured Notes - 33A	2.75%		600,000		16,500	(14)	06/01/23
Unsecured Notes - 33B	3.38%		750,000		25,313	(14)	12/01/27
Unsecured Notes - 34A	2.00%		1,000,000		20,000	(14)	09/13/24
Unsecured Notes - 34B	2.45%		1,250,000		30,625	(14)	09/13/29
Unsecured Notes - 34C	3.25%		1,250,000		40,625	(14)	09/13/49
Unsecured Notes - 35A	2.65%		750,000		19,875	(14)	07/15/30
Unsecured Notes - 35B	3.80%		750,000		28,500	(14)	07/15/50
Unsecured Notes - Euro 2	1.38%		919,850	(13)	12,648	(6)	11/18/22
Unsecured Notes - Euro 3	1.25%		613,232	(10)	7,665	(6)	05/13/25
Total Consolidated Unsecured Indebtedness			$19,831,102
Total Consolidated Indebtedness at Face Amounts			$26,790,845
Premium on Indebtedness			35,077
Discount on Indebtedness			(54,199)
Debt Issuance Costs			(113,132)
Other Debt Obligations			64,770	(18)
Total Consolidated Indebtedness			$26,723,361
Our Share of Consolidated Indebtedness			$26,542,123

Mortgage and Unsecured Debt

As of December 31, 2020

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date

Joint Venture Indebtedness:
Secured Indebtedness:
Ami Premium Outlets	1.64%		$35,097	(26)	$8,882		09/25/23
Arundel Mills	4.29%		383,500		16,717	(2)	02/06/24
Ashford Designer Outlet	3.08%	(27)	136,504	(21)	4,210	(2)	02/22/22
Aventura Mall	4.12%		1,750,000		73,324	(2)	07/01/28
Avenues, The	3.60%		110,000		4,026	(2)	02/06/23
Briarwood Mall	3.29%		165,000		5,522	(2)	09/01/26
Busan Premium Outlets	3.04%		100,274	(17)	2,855	(2)	06/20/23
Cape Cod Mall	5.75%		84,739		6,995		03/06/21
Charlotte Premium Outlets	4.27%		100,000		4,297	(2)	07/01/28
Circle Centre	2.89%	(1)	63,500		2,696		12/06/24	(3)
Clarksburg Premium Outlets	3.95%		160,000		6,325	(2)	01/01/28
Coconut Point	3.95%		182,775		10,812		10/01/26
Colorado Mills - 1	4.28%		128,913		8,050		11/01/24
Colorado Mills - 2	5.04%		25,083		1,811		07/01/21
Concord Mills	3.84%		235,000		9,165	(2)	11/01/22
Crystal Mall	4.46%		84,074		5,743		06/06/22
Dadeland Mall	4.50%		392,014		26,975		12/05/21
Dadeland Mall Hotel	2.49%	(1)	15,101		377	(2)	07/01/23
Del Amo Fashion Center	3.66%		585,000		21,753	(2)	06/01/27
Domain Westin	4.12%		63,663		3,721		09/01/25
Dover Mall	5.57%		81,426		7,497		08/06/21
Emerald Square Mall	4.71%		99,568		5,538		08/11/22
Falls, The	3.45%		150,000		5,261	(2)	09/01/26
Fashion Centre Pentagon Office	5.11%		40,000		2,077	(2)	07/01/21
Fashion Centre Pentagon Retail	4.87%		410,000		20,289	(2)	07/01/21
Fashion Valley	4.30%	(34)	411,565		28,171		02/01/21
Florida Mall, The	5.25%		305,474		24,502		03/05/21
Galleria, The	3.55%		1,200,000		43,308	(2)	03/01/25
Genting Highland Premium Outlets	3.96%	(7)	25,311	(9)	1,125	(2)	02/14/24
Gloucester Premium Outlets	1.64%	(1)	86,000		1,855	(2)	03/01/23	(3)
Gotemba Premium Outlets	0.16%		126,010	(26)	235	(2)	04/08/27
Grapevine Mills	3.83%		268,000		10,443	(2)	10/01/24
Hamilton Town Center	4.81%		76,227		5,287		04/01/22
Katy Mills	3.49%		140,000		4,967	(2)	12/06/22
Kobe-Sanda Premium Outlets	0.34%	(12)	8,725	(26)	42	(2)	01/31/23
Lehigh Valley Mall	4.06%		189,147		11,523		11/01/27
Liberty Tree Mall	3.41%		29,445		1,765		05/06/23
Malaga Designer Outlet	2.75%	(22)	61,744		1,737	(2)	02/09/23
Mall at Rockingham Park, The	4.04%		262,000		10,761	(2)	06/01/26
Mall at Tuttle Crossing, The	3.56%		114,814		5,685		05/01/23
Mall of New Hampshire, The	4.11%		150,000		6,265	(2)	07/01/25

Mortgage and Unsecured Debt

As of December 31, 2020

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
Meadowood Mall	5.82%		107,751		8,809		11/06/21
Miami International Mall	4.42%		160,000		7,190	(2)	02/06/24
Northshore Mall	3.30%		230,163		14,177		07/05/23
Ochtrup Designer Outlet	2.49%	(27)	46,262	(30)	1,871		06/30/21
Ontario Mills	4.25%		289,141		20,328		03/05/22
Paju Premium Outlets	3.36%		69,915	(17)	4,556		07/13/23
Premium Outlet Collection Edmonton IA	1.76%	(4)	106,105	(5)	2,202	(2)	11/10/21
Premium Outlets Montréal	3.08%		94,177	(5)	2,537	(2)	06/01/24
Quaker Bridge Mall	4.50%		180,000		8,235	(2)	05/01/26
Querétaro Premium Outlets - Fixed	9.98%		22,469	(32)	2,243	(3)	12/20/33
Querétaro Premium Outlets - Variable	8.49%		5,581	(32)	474	(2)	12/20/21
Rinku Premium Outlets - Fixed	0.30%		57,189	(26)	172,551	(2)	07/31/27
Rinku Premium Outlets - Variable	0.34%	(12)	9,693	(26)	32,604	(2)	07/31/22
Roermond 4 Designer Outlet	1.30%	(23)	206,046	(30)	2,834	(2)	08/17/25
Roosevelt Field Hotel	3.24%	(1)	28,270		516	(2)	01/12/23
Round Rock Plaza Residential	2.14%	(1)	29,462		50	(2)	01/24/24
Sano Premium Outlets	0.28%		44,103	(26)	126	(2)	02/28/25
Sawgrass Mills Hotel	5.27%	(2)	20,033		1,056	(1)	06/07/24
Shisui Premium Outlets Phase 1	0.32%	(12)	27,141	(26)	246	(2)	05/31/23
Shisui Premium Outlets Phase 2	0.35%		48,465	(26)	167	(2)	04/08/25
Shisui Premium Outlets Phase 3	0.32%	(12)	25,202	(26)	81	(2)	11/30/23
Shops at Clearfork, The	2.81%	(1)	145,000		3,940	(2)	03/11/30	(3)
Shops at Crystals, The	3.74%		550,000		20,935	(2)	07/01/26
Shops at Mission Viejo, The	3.61%		295,000		10,827	(2)	02/01/23
Siam Premium Outlets Bangkok	3.95%		81,008	(11)	1,496	(2)	06/05/31
Siheung Premium Outlets	3.28%		137,990	(17)	4,176	(2)	03/15/23
Silver Sands Premium Outlets	3.93%		100,000		2,948	(2)	06/01/22
Smith Haven Mall	2.64%	(1)	171,750		12,619		01/30/21
Solomon Pond Mall	4.01%		93,308		5,464		11/01/22
Southdale Hotel	2.14%		17,000		473	(2)	06/01/22
Southdale Residential	4.46%		38,012		2,457		10/15/35
Springfield Mall	4.45%		59,485		3,680		10/06/25
Square One Mall	5.47%		86,064		6,451		01/06/22
St. Johns Town Center	3.82%		350,000		13,589	(2)	09/11/24
St. Louis Premium Outlets	4.06%		93,138		5,478		10/06/24
Stoneridge Shopping Center	3.50%		330,000		11,550	(2)	09/05/26
Tanger Outlets Columbus	1.99%	(1)	71,000		1,864	(2)	11/28/22
Tanger Outlets - Galveston/Houston	1.79%	(1)	80,000		1,757	(2)	07/01/22	(3)
Toki Premium Outlets - Fixed	0.21%		25,687	(26)	48	(2)	11/30/24
Toki Premium Outlets - Variable	0.29%	(12)	3,392	(26)	3,392	(2)	11/30/24
Toronto Premium Outlets	3.11%		133,420	(5)	4,144	(2)	06/01/22
Toronto Premium Outlets II	1.66%	(4)	90,824	(5)	1,508	(2)	05/24/22	(3)
Tosu Premium Outlets	0.17%	(12)	71,242	(26)	140	(2)	10/31/26
Twin Cities Premium Outlets	4.32%		115,000		5,051	(2)	11/06/24

Mortgage and Unsecured Debt

As of December 31, 2020

(Dollars in thousands)

	Interest	Face		Annual Debt		Maturity
Property Name	Rate	Amount		Service (1)		Date
Vancouver Designer Outlet	2.01% (4)	125,849	(5)	3,103	(2)	02/18/21
West Midlands Designer Outlets	3.68%	42,042	(16)	1,545	(1)	02/27/23
West Town Mall	4.37%	206,957		12,305		07/01/22
Westchester, The	3.25%	400,000		14,288	(2)	02/01/30
Woodfield Mall	4.50%	397,944		25,526		03/05/24
Yeoju Premium Outlets	3.41%	67,152	(17)	2,078	(2)	03/06/23
Total Joint Venture Secured Indebtedness at Face Value		15,221,125
TMLP Indebtedness at Face Value		378,845	(29)
Total Joint Venture and TMLP Indebtedness at Face Value		15,599,970
Debt Issuance Costs		(30,485)
Total Joint Venture Indebtedness		$15,569,485
Our Share of Joint Venture Indebtedness		$7,159,202	(31)
(1)	Variable rate loans based on one-month (1M) LIBOR plus interest rate spreads ranging from 77.5 bps to 324 bps. 1M LIBOR as of December 31, 2020 was 0.14%.
(2)	Requires monthly payment of interest only.
(3)	Includes applicable extension available at the Applicable Borrower's option.
(4)	Variable rate loans based on 1M CDOR plus interest rate spreads ranging from 120 bps to 155 bps. 1M CDOR at December 31, 2020 was 0.46%.
(5)	Amount shown in USD equivalent. CAD equivalent is 701.3 million.
(6)	Requires annual payment of interest only.
(7)	Variable rate loans based on Cost of Fund plus interest rate spreads of 175 bps. Cost of Fund as of December 31, 2020 was 2.21%.
(8)	Mortgage is outstanding as of 12/31/2020, the single purpose entity borrower and the lender are currently working together to extend the maturity date of this non-recourse loan.
(9)	Amount shown in USD equivalent. Ringgit equivalent is 102.0 million.
(10)	Amount shown in USD equivalent. Euro equivalent is 500.0 million.
(11)	Amount shown in USD equivalent. Baht equivalent is 2.4 billion.
(12)	Variable rate loans based on six-month (6M) TIBOR plus interest rate spreads ranging from 17.5 bps to 35 bps. As of December 31, 2020, 6M TIBOR was 0.14%.
(13)	Amount shown in USD equivalent. Euro equivalent is 750.0 million.
(14)	Requires semi-annual payments of interest only.
(15)	Credit Facilities. As of December 31, 2020, the Credit Facilities bear interest at a spread of LIBOR plus an interest rate spread of 0 bps to 160 bps or LIBOR plus 77.5 bps. The Credit Facilities provide for different pricing based upon our investment grade rating. As of December 31, 2020, $6.7 billion was available after outstanding borrowings and letters of credit under our Credit Facilities.
(16)	Reflects the weighted average maturity date and weighted average interest rate of all outstanding tranches of commercial paper at December 31, 2020.
(17)	Amount shown in USD equivalent. Won equivalent is 408.0 billion.
(18)	City of Sunrise Bond Liability (Sawgrass Mills).

Mortgage and Unsecured Debt

As of December 31, 2020

(Dollars in thousands)

(19)	Loans secured by these three properties are cross-collateralized and cross-defaulted.
(20)	Loans secured by these two properties are cross-collateralized and cross-defaulted.
(21)	Amount shown in USD equivalent. GBP equivalent is 100.0 million.
(22)	Variable rate loan based on three-month (3M) EURIBOR, which is subject to a floor of 0.00%, plus an interest rate spread of 275 bps.
(23)	Variable rate loan based on 3M EURIBOR plus an interest rate spread of 130 bps. Through an interest rate floor agreement, 3M EURIBOR is currently fixed at 0.00%. Also, 3M EURIBOR is capped at 1.30%.
(24)	Variable rate loan based on one-month (1M) EURIBOR, which is subject to a floor of 0.00%, plus an interest rate spread of 175 bps.
(25)	Variable rate loan based on 3M EURIBOR plus an interest rate spread from 250 bps to 275 bps. Through an interest rate floor agreement, 3M EURIBOR is currently fixed at 0.00%.
(26)	Amount shown in USD equivalent. Yen equivalent is 49.7 billion
(27)	Associated with this loan is an interest rate swap agreement that effectively fixes the interest rate on this loan at the all-in rate presented.
(28)	Variable rate loan based on 1M LIBOR plus an interest rate spread of 275 bps. In addition, 1M LIBOR is capped at 5.00%.
(29)	Consists of two properties with interest rates ranging from 5.65% to 7.32% and maturities between 2021 and 2024.
(30)	Amount shown in USD equivalent. Euro equivalent is 1.2 billion.
(31)	Our share of total indebtedness includes a pro rata share of the mortgage debt on joint venture properties, including properties owned by The Mills Limited Partnership. To the extent total indebtedness is secured by a property, it is non-recourse to us, with the exception of approximately $219.2 million of payment guarantees provided by the Operating Partnership.
(32)	Amount shown in USD equivalent. Peso equivalent is 557.9 million.
(33)	Variable rate loan based on 3M EURIBOR plus an interest rate spread of 160 bps. Through an interest rate floor agreement, 3M EURIBOR is currently fixed at 0.00%. In addition, 3M EURIBOR is capped at 1.00%.
(34)	Subsequent to December 31, 2020, this mortgage was refinanced to $415 million, with a maturity date of February 1, 2024, and an interest rate of 3.75%.
(35)	On January 27, 2021 the Operating Partnership completed the planned optional redemption of its $550 million 2.50% notes due on July 15, 2021, including the make-whole amount. Further on February 2, 2021, the Operating Partnership repaid $750 million under the Term Facility.

Mortgage and Unsecured Debt

As of December 31, 2020

(Dollars in thousands)

The changes in consolidated mortgages and unsecured indebtedness for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Balance, Beginning of Year	$24,163,230	$23,305,535	$24,632,463
Additions during period:
New Loan Originations	15,269,455	13,355,809	7,980,569
Loans assumed in acquisitions and consolidation	—	21,001	215,000
Net (Discount)/Premium	28,906	(16,903)	301
Net Debt Issuance Costs	(34,595)	(23,505)	(6,885)
Deductions during period:
Loan Retirements	(12,932,448)	(12,366,951)	(9,340,861)
Amortization of Net Discounts/(Premiums)	174	(758)	1,618
Debt Issuance Cost Amortization	23,076	18,400	21,444
Scheduled Principal Amortization	(51,728)	(58,419)	(54,624)
Foreign Currency Translation	257,291	(70,979)	(143,490)
Balance, Close of Year	$26,723,361	$24,163,230	$23,305,535

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

Holders

The number of holders of record of common stock outstanding was 1,140 as of January 31, 2021. The Class B common stock is subject to two voting trusts as to which Herbert Simon and David Simon are the trustees. Shares of Class B common stock convert automatically into an equal number of shares of common stock upon the occurrence of certain events and can be converted into shares of common stock at the option of the holders.

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

Common stock cash dividends paid during 2020 aggregated $4.70 per share. Common stock cash dividends during 2019 aggregated $8.30 per share. On December 15, 2020, Simon’s Board of Directors declared a quarterly cash dividend for the fourth quarter of 2020 of $1.30 per share, payable on January 22, 2021 to shareholders of record on December 24, 2020.

We offer a dividend reinvestment plan that allows Simon’s stockholders to acquire additional shares by automatically reinvesting cash dividends. Shares are acquired pursuant to the plan at a price equal to the prevailing market price of such shares, without payment of any brokerage commission or service charge.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2020, Simon issued 98,290 shares of common stock to 20 limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership.  The issuance of shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuances Under Equity Compensation Plans

For information regarding the securities authorized for issuance under our equity compensation plans, see Item 12 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

None.

The Operating Partnership

Market Information

There is no established trading market for units or preferred units.

Holders

The number of holders of record of units was 222 as of January 31, 2021.

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

Distributions during 2020 aggregated $4.70 per unit.  Distributions during 2019 aggregated $8.30 per unit.  On December 15, 2020, Simon’s Board of Directors declared a quarterly cash distribution for the fourth quarter of 2020 of $1.30 per unit, payable on January 22, 2021 to unitholders of record on December 24, 2020.  The distribution rate on the Operating Partnership’s units is equal to the dividend rate on Simon’s common stock.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2020, the Operating Partnership issued 955,705 units in connection with the acquisition of an 80% ownership interest in TRG.

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

	As of or for the Year Ended December 31
	2020	2019 (1)	2018	2017 (2)	2016 (3)

	(in thousands, except per share data)
OPERATING DATA:
Total consolidated revenue (4)	$4,607,503	$5,755,189	$5,645,288	$5,527,336	$5,427,910
Consolidated net income	1,277,324	2,423,188	2,822,343	2,244,903	2,134,706
Net income attributable to common stockholders - SPG Inc.	1,109,227	2,098,247	2,436,721	1,944,625	1,835,559
Net income attributable to unitholders - SPG L.P.	1,276,450	2,416,945	2,805,764	2,239,638	2,122,236
BASIC AND DILUTED EARNINGS PER SHARE/UNIT:
Simon Property Group, Inc.
Net income attributable to common stockholders	$3.59	$6.81	$7.87	$6.24	$5.87
Basic weighted average shares outstanding	308,738	307,950	309,627	311,517	312,691
Diluted weighted average shares outstanding	308,738	307,950	309,627	311,517	312,691
Dividends per share (5)	$6.00	$8.30	$7.90	$7.15	$6.50
Simon Property Group, L.P.
Net income attributable to unitholders	$3.59	$6.81	$7.87	$6.24	$5.87
Basic weighted average units outstanding	355,282	354,724	356,520	358,777	361,527
Diluted weighted average units outstanding	355,282	354,724	356,520	358,777	361,527
Distributions per unit (5)	$6.00	$8.30	$7.90	$7.15	$6.50
BALANCE SHEET DATA:
Cash and cash equivalents	$1,011,613	$669,373	$514,335	$1,482,309	$560,059
Total assets (6)	34,786,846	31,231,630	30,686,223	32,257,638	31,103,578
Mortgages and other indebtedness	26,723,361	24,163,230	23,305,535	24,632,463	22,977,104
Total equity	3,472,346	2,911,250	3,796,956	4,238,764	4,959,912
OTHER DATA:
Cash flow provided by (used in):
Operating activities	$2,326,698	$3,807,831	$3,750,796	$3,593,788	$3,372,694
Investing activities	(3,978,398)	(1,076,707)	(236,506)	(761,467)	(969,026)
Financing activities	1,993,940	(2,576,086)	(4,482,264)	(1,910,071)	(2,544,743)
Simon Property Group, Inc.
Funds from Operations (FFO) (7)	$3,236,963	$4,272,271	$4,324,601	$4,020,505	$3,792,951
Dilutive FFO allocable to common stockholders	$2,812,900	$3,708,929	$3,755,784	$3,490,910	$3,280,590
Diluted FFO per share	$9.11	$12.04	$12.13	$11.21	$10.49
Simon Property Group, L.P.
Funds from Operations (FFO) (7)	$3,236,963	$4,272,271	$4,324,601	$4,020,505	$3,792,951
(1)	During the year ended December 31, 2019, we recorded a $116.3 million loss on extinguishment of debt associated with the early redemption of a series of senior unsecured notes, reducing diluted earnings per share/unit and diluted FFO per share by $0.33.
(2)	During the year ended December 31, 2017, we recorded a $128.6 million loss on extinguishment of debt associated with the early redemption of a series of senior unsecured notes, reducing diluted earnings per share/unit and diluted FFO per share by $0.36.

(3)	During the year ended December 31, 2016, we recorded a $136.8 million loss on extinguishment of debt associated with the early redemption of a series of unsecured senior notes, reducing diluted earnings per share/unit and diluted FFO per share by $0.38.
(4)	Total consolidated revenue for the years ended December 31, 2018, 2017, and 2016 has been reclassified to conform to the current year presentation.
(5)	Represents dividends per share of Simon common stock/distributions per unit of Operating Partnership units declared per period.
(6)	On January 1, 2019, we recognized a right of use asset and corresponding lease liability of $524.0 million as a result of the adoption of ASU 2016-02.
(7)	FFO is a non-GAAP financial measure that we believe provides useful information to investors. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a definition and reconciliation of FFO to consolidated net income and, for Simon, FFO per share to net income per share.

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of December 31, 2020, we owned or held an interest in 203 income-producing properties in the United States, which consisted of 99 malls, 69 Premium Outlets, 14 Mills, four lifestyle centers, and 17 other retail properties in 37 states and Puerto Rico. We also own an 80% noncontrolling interest in The Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at several properties in the United States, Canada, Europe and Asia. Internationally, as of December 31, 2020, we had ownership in 31 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. We also have four international outlet properties under development. As of December 31, 2020, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 15 countries in Europe.

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

We consider FFO, net operating income, or NOI, and portfolio NOI to be key measures of operating performance that are not specifically defined by accounting principles generally accepted in the United States, or GAAP. We use these measures internally to evaluate the operating performance of our portfolio and provide a basis for comparison with other real estate companies. Reconciliations of these measures to the most comparable GAAP measure are included below in this discussion.

COVID-19

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, or COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has already had a significant negative impact on economic and market conditions around the world in 2020, and, notwithstanding the fact that vaccines have started to be administered in the United States and elsewhere, the pandemic continues to adversely impact economic activity in real estate. The impact of the COVID-19 pandemic continues to evolve and governments and other authorities, including where we own or hold interests in properties, have imposed measures intended to control its spread, including restrictions on freedom of movement, group gatherings and business operations such as travel bans, border closings, business closures, quarantines, stay-at-home, shelter-in-place orders, capacity limitations and social distancing measures. Governments and other authorities are in varying stages of lifting or modifying some of these measures, however certain governments and other authorities have already been forced to, and others may in the future, reinstate these measures or impose new, more restrictive measures, if the risks, or the tenants’ and consumers’ perception of the risks, related to the COVID-19 pandemic worsen at any time. Although tenants and consumers have been adapting to the COVID-19 pandemic, with tenants adding services like curbside pickup, and while consumer risk-tolerance is evolving, such adaptations and evolution may take time, and there is no guarantee that retail will return to pre-pandemic levels even once the pandemic subsides. As a result of the COVID-19 pandemic and these measures, the Company may experience material impacts including changes in the ability to recognize revenue due to changes in our assessment of the probability of collection of lease income and asset impairment charges as a result of changing cash flows generated by our properties.  Due to certain restrictive governmental orders placed on us, our domestic portfolio lost approximately 13,500 shopping days during the year.

As of October 7, 2020, all of our domestic properties and certain of our retailer investments had reopened, but we do not have certainty that additional closures in the future will not be required.

As we developed and implemented our response to the impact of the COVID-19 pandemic and restriction intended to prevent its spread on our business, our primary focus has been on the health and safety of our employees, our shoppers and the communities in which we serve.  We implemented a series of actions to reduce costs and increase liquidity in light of the economic impacts of the pandemic, including:

●	significantly reduced all non-essential corporate spending,
●	significantly reduced property operating expenses, including discretionary marketing spend,

●	implemented a temporary furlough of certain corporate and field employees due to the closure of the Company’s U.S. properties as a result of restrictive governmental orders; reduced certain corporate and field personnel and implemented a temporary freeze on company hiring efforts, and
●	suspended more than $1.0 billion of redevelopment and new development projects.

Results Overview

Diluted earnings per share and diluted earnings per unit decreased $3.22 during 2020 to $3.59 as compared to $6.81 in 2019. The decrease in diluted earnings per share and diluted earnings per unit was primarily attributable to:

●	a lawsuit settled with our former insurance broker in 2019 related to the significant flood damage sustained at Opry Mills in May 2010 of $68.0 million, or $0.19 per diluted share/unit,
●	a gain in 2019 related to the disposition of our interest in a multi-family residential investment of $16.2 million, or $0.05 per diluted share/unit,
●	decreased consolidated lease income of $941.4 million, or $2.65 per diluted share/unit, comprised of decreased fixed lease income of $422.0 million and decreased variable lease income of $519.4 million, which was primarily due to COVID-19 disruption,
●	decreased other income, excluding the two aforementioned 2019 transactions, of $106.1 million, or $0.30 per diluted share/unit, primarily related to decreased Simon Brand Ventures and gift card revenues due to COVID-19 disruption,
●	a net loss in 2020 of $115.0 million, or $0.32 per diluted share/unit, primarily related to impairment charges in 2020 related to Klépierre, our investment in HBS, one consolidated property, and three joint venture properties, partially offset by gains from disposition activity in 2020, of $14.9 million, or $0.04 per diluted share/unit which was lower than 2019 net gains,
●	decreased income from unconsolidated entities of $224.5 million, or $0.63 per diluted share/unit, primarily due to unfavorable domestic and international operations and year-over-year operations from retailer investments of $7.5 million, or $0.02 per diluted share/unit, all of which were impacted by COVID-19 disruption, and
●	an unrealized unfavorable change in fair value of equity instruments of $11.4 million, or $0.03 per diluted share/unit, partially offset by
●	decreased consolidated total operating expenses of $211.7 million, or $0.60 per diluted share/unit, which was primarily related to cost reduction efforts as a result of the COVID-19 disruption,
●	a charge on early extinguishment of debt of $116.3 million, or $0.33 per diluted share/unit, in 2019, and
●	decreased tax expense of $34.7 million, or $0.10 per diluted share/unit.

Portfolio NOI decreased 17.1% in 2020 as compared to 2019. Average base minimum rent for U.S. Malls and Premium Outlets increased 2.2% to $55.80 psf as of December 31, 2020, from $54.59 psf as of December 31, 2019. Leasing spreads in our U.S. Malls and Premium Outlets decreased to an open/close leasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $4.41 psf ($60.08 openings compared to $64.49 closings) as of December 31, 2020, representing a 6.8% decrease. Ending occupancy for our U.S. Malls and Premium Outlets decreased 3.8% to 91.3% as of December 31, 2020, from 95.1% as of December 31, 2019, primarily due to 2020 tenant bankruptcy activity, partially offset by leasing activity.

Our effective overall borrowing rate at December 31, 2020 on our consolidated indebtedness decreased 18 basis points to 2.98% as compared to 3.16% at December 31, 2019. This decrease was primarily due to a decrease in the effective overall borrowing rate on variable rate debt of 130 basis points (1.31% at December 31, 2020 as compared to 2.61% at December 31, 2019) partially offset by an increase in the effective overall borrowing rate on fixed rate debt of four basis points (3.50% at December 31, 2020 as compared to 3.46% at December 31, 2019).  The weighted average years to maturity of our consolidated indebtedness was 7.3 years and 7.4 years at December 31, 2020 and 2019, respectively.

Our financing activity for the year ended December 31, 2020 included:

●	amending and replacing in its entirety the Operating Partnership’s existing $4.0 billion unsecured revolving credit facility, or Credit Facility, by entering into an unsecured credit facility comprised of (i) an amendment and extension of the Credit Facility and (ii) a $2.0 billion delayed-draw term loan facility, or Term Facility,
●	borrowing $3.1 billion under the Credit Facility and subsequently repaying $3.1 billion under the Credit Facility,
●	borrowing $875.0 million under the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility and Term Facility, the Facilities, and subsequently repaying $875.0 million,
●	decreasing our borrowings under the Operating Partnership’s global unsecured commercial paper note program, or the Commercial Paper program, by $704.0 million,
●	borrowing $2.0 billion under the Term Facility,
●	issuing 22,137,500 shares of common stock in a public offering for $1.6 billion, net of issue costs,
●	completing, on July 9, 2020, the issuance by the Operating Partnership of the following senior unsecured notes: $500 million with a fixed interest rate of 3.50%, $750 million with a fixed interest rate 2.65%, and $750 million with a fixed interest rate of 3.80%, with maturity dates of September 2025 (the “2025 Notes”), June 2030, and June 2050, respectively. The 2025 Notes were issued as additional notes under an indenture pursuant to which the Operating Partnership previously issued $600 million principal amount of 3.50% senior notes due September 2025 on August 17, 2015. Proceeds from the unsecured notes offering funded the optional redemption at par of senior unsecured notes in July and August 2020, as discussed below, and repaid a portion of the indebtedness under the Facilities,
●	completing, on July 22, 2020, the optional redemption at par of the Operating Partnership’s $500 million 2.50% notes due September 1, 2020, and
●	completing, on August 6, 2020, the optional redemption at par of the Operating Partnership’s €375 million 2.375% notes due October 2, 2020.

Subsequent Activity

On January 21, 2021 the Operating Partnership completed the issuance of the following senior unsecured notes: $800 million with a fixed interest rate of 1.75%, and $700 million with a fixed interest rate of 2.20%, with maturity dates of January 2028 and 2031, respectively.

On January 27, 2021 the Operating Partnership completed the planned optional redemption of its $550 million 2.50% notes due on July 15, 2021, including the make-whole amount.  Further on February 2, 2021, the Operating Partnership repaid $750 million under the Term Facility.

United States Portfolio Data

The portfolio data discussed in this overview includes the following key operating statistics: ending occupancy, and average base minimum rent per square foot. We include acquired properties in this data beginning in the year of acquisition and remove disposed properties in the year of disposition. For comparative information purposes, we separate the information related to The Mills from our other U.S. operations. We also do not include any information for properties located outside the United States or properties included in TRG.

The following table sets forth these key operating statistics for the combined U.S. Malls and Premium Outlets:

●	properties that are consolidated in our consolidated financial statements,
●	properties we account for under the equity method of accounting as joint ventures, and
●	the foregoing two categories of properties on a total portfolio basis.

		%/Basis Point			%/Basis Point
	2020	Change (1)		2019	Change (1)		2018
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	91.5%	-380	bps	95.3%	-60	bps	95.9%
Unconsolidated	90.9%	-360	bps	94.5%	-130	bps	95.8%
Total Portfolio	91.3%	-380	bps	95.1%	-80	bps	95.9%
Average Base Minimum Rent per Square Foot
Consolidated	$53.98	1.7%		$53.06	1.0%		$52.51
Unconsolidated	$60.97	3.8%		$58.71	0.2%		$58.59
Total Portfolio	$55.80	2.2%		$54.59	0.8%		$54.18
The Mills:
Ending Occupancy	95.3%	-170	bps	97.0%	-60	bps	97.6%
Average Base Minimum Rent per Square Foot	$33.77	2.1%		$33.09	1.4%		$32.63
(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Total Reported Sales per Square Foot.  Given the impact of COVID-19 and the governmental restrictions placed on us, we are not presenting reported retail sales per square foot as we do not believe the trends for the period are indicative of future operating trends.

Current Leasing Activities

During 2020, we signed 460 new leases and 1,175 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 6.1 million square feet, of which 4.8 million square feet related to consolidated properties. During 2019, we signed 990 new leases and 1,281 renewal leases with a fixed minimum rent, comprising approximately 7.6 million square feet, of which 5.7 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $53.97 per square foot in 2020 and $56.80 per square foot in 2019 with an average tenant allowance on new leases of $51.01 per square foot and $47.57 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	December 31,	%/basis point	December 31,	%/basis point	December 31,
	2020	Change	2019	Change	2018
Ending Occupancy	99.5%	+0 bps	99.5%	-20 bps	99.7%
Average Base Minimum Rent per Square Foot	¥5,447	3.38%	¥5,269	2.19%	¥5,156

Critical Accounting Policies and Estimates

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

●	We, as a lessor, retain substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases. We accrue fixed lease income on a straight-line basis over the terms of the leases, when we believe substantially all lease income, including the related straight-line rent receivable, is probable of collection. Our assessment of collectability incorporates available operational performance measures such as sales and the aging of billed amounts as well as other publicly available information with respect to our tenant’s financial condition, liquidity and capital resources, including declines in such conditions due to, or amplified by, the COVID-19 pandemic. When a tenant seeks to reorganize its operations through bankruptcy proceedings, we assess the collectability of receivable balances including, among other things, the timing of a tenant’s bankruptcy filing and our expectations of the assumption by the tenant in bankruptcy proceeding of leases at the Company’s properties on substantially similar terms. In the event that we determine accrued receivables are not probable of collection, lease income will be recorded on a cash basis, with the corresponding tenant receivable and straight-line rent receivable charged as a direct write-off against lease income in the period of the change in our collectability determination.
●	We review investment properties for impairment on a property-by-property basis to identify and evaluate events or changes in circumstances which indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, changes in a property’s operational performance such as declining cash flows, occupancy or total sales per square foot, the Company’s intent and ability to hold the related asset, and, if applicable, the remaining time to maturity of underlying financing arrangements. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization during the anticipated holding period plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over our estimate of its fair value. We also review our investments, including investments in unconsolidated entities, to identify and evaluate whether events or changes in circumstances indicate that the carrying amount of our investments may not be recoverable. We will record an impairment charge if we determine the fair value of the investments are less than their carrying value and such impairment is other-than-temporary. Our evaluation of changes in economic or operating conditions and whether an impairment is other-than-temporary may include developing estimates of fair value, forecasted cash flows or operating income before depreciation and amortization. We estimate undiscounted cash flows and fair value using observable and unobservable data such as operating income, hold periods, estimated capitalization and discount rates, or relevant market multiples, leasing prospects and local market information and whether certain impairments are other-than-temporary. Changes in economic and operating conditions, including changes in the financial condition of our tenants, and changes to our intent and ability to hold the related asset, that occur subsequent to our review of recoverability of investment property and other investments could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.
●	To maintain Simon’s status as a REIT, we must distribute at least 90% of REIT taxable income in any given year and meet certain asset and income tests. We monitor our business and transactions that may potentially impact Simon’s REIT status. In the unlikely event that we fail to maintain Simon’s REIT status, and available relief provisions do not apply, we would be required to pay U.S. federal income taxes at regular corporate income tax rates during the period Simon did not qualify as a REIT. If Simon lost its REIT status, it could not elect to be taxed as a REIT for four taxable years following the year during which qualification was lost unless its failure was due to reasonable cause and certain other conditions were met. As a result, failing to maintain REIT status would result in a significant increase in the income tax expense recorded and paid during those periods.
●	In the period of a significant acquisition of real estate, we make estimates as part of our valuation of the purchase price of asset acquisitions (including the components of excess investment in joint ventures) to the various components of the acquisition based upon the relative fair value of each component. The most significant components of our real estate valuations are typically the determination of relative fair value to the buildings as-if-vacant, land and market value of in-place leases. In the case of the fair value of buildings and fair value of land and other intangibles, our estimates of the values of these components will affect the amount of depreciation or amortization we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the market value of in-place leases, we make our best estimates of the tenants’ ability to pay rents based upon the tenants’ operating performance at the property, including the competitive position of the property in its market as well as sales psf, rents psf, and overall occupancy cost for the tenants in place at the acquisition date. Our assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases.

Results of Operations

In addition to the activity discussed above in the “Results Overview” section, the following acquisitions, dispositions, and openings of consolidated properties affected our consolidated results in the comparative periods:

●	During the fourth quarter of 2020, we disposed of one consolidated retail property.
●	On September 19, 2019, we acquired the remaining 50% interest in a hotel adjacent to one of our properties from our joint venture partner.
●	During the third quarter of 2019, we disposed of two retail properties.
●	On September 27, 2018, we opened Denver Premium Outlets, a 330,000 square foot center in Thornton (Denver), Colorado. We own a 100% interest in this center.
●	On September 25, 2018, we acquired the remaining 50% interest in the previously unconsolidated The Outlets at Orange in Los Angeles, California from our joint venture partner.
●	During 2018, we disposed of two retail properties.

In addition to the activities discussed above and in “Results Overview”, the following acquisitions, dispositions, and openings of noncontrolling interests in joint venture properties affected our income from unconsolidated entities in the comparative periods:

●	On December 29, 2020, we completed the acquisition of an 80% ownership interest in TRG, which is engaged in the ownership of 24 regional, super-regional, and outlet malls in the U.S. and Asia.
●	On December 7, 2020, we and a group of co-investors acquired certain assets and liabilities of J.C. Penney, a department store retailer, out of bankruptcy. Our interest in the venture is 41.67%.
●	On June 23, 2020, we opened Siam Premium Outlets, a 264,000 square foot center in Bangkok, Thailand. We own a 50% interest in this center.
●	On February 19, 2020 we and a group of co-investors acquired certain assets and liabilities of Forever 21, a retailer of apparel and accessories, out of bankruptcy. The interests were acquired through two separate joint ventures, a licensing venture and an operating venture. Our interest in each of the retail operations venture and in the licensing venture is 37.5%.
●	On February 13, 2020 through our European investee, we opened Malaga Designer Outlets, a 191,000 square foot center in Malaga, Spain. We own a 46% interest in this center.
●	In January 2020, we acquired additional interests of 5.05% and 1.37% in SPARC Group, formerly known as Aeropostale and Authentic Brands Groups, LLC, or ABG, respectively.
●	On October 16, 2019 we acquired a 45% interest in Rue Gilt Groupe, or RGG, to create a new multi-platform venture dedicated to digital value shopping.

●	On May 22, 2019, we and our partner opened Premium Outlets Querétaro, a 274,800 square foot center in Santiago de Querétaro, Mexico. We own a 50% interest in this center.
●	During the fourth quarter of 2018, our interest in the 41 German department store properties owned through our investment in HBS Global Properties, or HBS, was sold, as further discussed in Note 6 of the notes to the consolidated financial statements.
●	During 2018, we contributed our interest in the licensing venture of Aéropostale for additional interests in Authentic Brands Group LLC, or ABG. Our original interest in ABG was 5.4% and is currently 6.8%.
●	On May 2, 2018, we and our partner opened Premium Outlet Collection Edmonton International Airport, a 424,000 square foot shopping center in Edmonton (Alberta), Canada. We have a 50% noncontrolling interest in this new center.

For the purposes of the following comparisons between the years ended December 31, 2020 and 2019 and the years ended December 31, 2019 and 2018, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned and operated in both years in the year to year comparisons.

Year Ended December 31, 2020 vs. Year Ended December 31, 2019

Lease income decreased $941.4 million, of which the property transactions accounted for $3.9 million of the decrease.  Comparable lease income decreased $937.5 million, or 17.9%. Total lease income decreased primarily due to decreases in fixed minimum lease and CAM consideration recorded on a straight-line basis of $422.0 million and reduced variable lease income of $519.4 million, primarily related to lower consideration based on tenant sales and negative variable lease income due to abatements as a result of the COVID-19 pandemic.

Total other income decreased $190.2 million, primarily due to a $75.7 million decrease related to Simon Brand Venture and gift card revenues, a $68.0 million decrease related to a gain on settlement with our former insurance broker in 2019, a $16.2 million gain on the 2019 sale of our interest in a multi-family residential property, a $10.9 million decrease in distributions from investments, a $9.1 million decrease in interest income and lower business interruption insurance proceeds received in connection with our two Puerto Rico properties as a result of hurricane damages of $5.2 million, partially offset by a $6.2 million gain on a partial sale and mark-to-market adjustment of our retained interest in a non-retail investment and a $4.1 million gain related to the sale of outparcels.

Property operating expenses decreased $104.0 million primarily due to the closure of properties as a result of the COVID-19 pandemic and governmental restrictions intended to prevent its spread and cost reduction efforts, as previously discussed.

Repairs and maintenance expenses decreased $19.6 million primarily due to the closure of properties as a result of the COVID-19 pandemic and governmental restrictions intended to prevent its spread and cost reduction efforts, as previously discussed.

Advertising and promotion decreased $51.7 million primarily due to the closure of properties as a result of the COVID-19 pandemic and governmental restrictions intended to prevent its spread and cost reduction efforts, as previously discussed.

General and administrative expense decreased $12.3 million due to lower executive compensation.

Other expense increased $27.8 million primarily related to an increase in legal fees and expenses.

During 2019, we recorded a loss on extinguishment of debt of $116.3 million as a result of the early redemption of senior unsecured notes.

Income and other tax expense changed by $34.7 million primarily as a result of a higher tax benefit due to larger losses on our share of operating results in the retail operations venture of SPARC Group as compared to 2019, and reduced withholding and income taxes related to certain of our international investments, partially offset by tax expense from a bargain purchase gain recorded as a result of the acquisition of our interest in Forever 21.

Income from unconsolidated entities decreased $224.5 million primarily due to unfavorable year-over-year domestic and international property operations, as well as results of operations from our retailer investments, both of which were impacted by COVID-19 disruption, partially offset by a $35.0 million pre-tax non-cash bargain purchase gain recorded as a result of the acquisition of our interest in Forever 21 and a gain from the sale of a non-retail asset, of which our share was $17.8 million.

During 2020, we recorded $125.6 million of impairment charges related to one consolidated property, an other-than-temporary impairment on our equity investment in three joint venture properties, an other-than-temporary impairment to reduce our investment in HBS to its estimated fair value, and a $4.3 million loss, net, related to the impairment and disposition of certain assets by Klépierre, partially offset by a $12.3 million gain on the disposal of our interest in one consolidated property, a $1.9 million excess gain on insurance proceeds related to our two properties in Puerto Rico and a $1.0 million gain related to the disposition of a shopping center by one of our joint venture investments. During 2019, we recorded net gains of $62.1 million primarily related to Klépierre’s disposition of certain shopping centers, offset by a $47.2 million impairment charge related to our investment in HBS.

Simon’s net income attributable to noncontrolling interests decreased $156.8 million due to a decrease in the net income of the Operating Partnership.

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

Liquidity and Capital Resources

Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised only 12.1% of our total consolidated debt at December 31, 2020. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $2.6 billion in the aggregate during 2020. The Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents increased $342.2 million during 2020 to $1.0 billion as of December 31, 2020 as further discussed below.

On December 31, 2020, we had an aggregate available borrowing capacity of approximately $6.7 billion under the Facilities, net of outstanding borrowings of $2.1 billion, amounts outstanding under the Commercial Paper program of $623.0 million and letters of credit of $12.3 million. For the year ended December 31, 2020, the maximum aggregate outstanding balance under the Facilities was $3.9 billion and the weighted average outstanding balance was $1.8 billion. The weighted average interest rate was 1.04% for the year ended December 31, 2020.

Simon has historically had access to public equity markets and the Operating Partnership has historically had access to private and public, short and long-term unsecured debt markets and access to secured debt and private equity from institutional investors at the property level.

Our business model and Simon’s status as a REIT require us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. Simon may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand and availability under the Credit Facility and the Supplemental Facility, or together the Credit Facilities, and the Commercial Paper program to address our debt maturities and capital needs through 2021.

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $2.6 billion during 2020. In addition, we had net proceeds from our debt financing and repayment activities of $2.3 billion in 2020. These activities are further discussed below under “Financing and Debt.” During 2020, we also:

●	funded the acquisition of the ventures which purchased certain assets of Forever 21, acquired additional interests in SPARC Group and ABG, funded the acquisition of the ventures which purchased certain assets of J.C. Penney, and funded the acquisition of an 80% ownership interest in TRG, the aggregate cash portion of which was $3.6 billion,
●	issued 22,137,500 shares of common stock in a public offering for $1.6 billion, net of issue costs,
●	paid stockholder dividends and unitholder distributions totaling approximately $1.7 billion and preferred unit distributions totaling $5.3 million,
●	funded consolidated capital expenditures of $484.1 million (including development and other costs of $26.3 million, redevelopment and expansion costs of $399.3 million, and tenant costs and other operational capital expenditures of $58.5 million),
●	funded investments in unconsolidated entities of $191.4 million,
●	funded investments in equity instruments of $33.0 million,
●	received proceeds on the sale of equity instruments of $30.0 million,
●	received insurance proceeds from third-party carriers for property restoration related to hurricane damages of $31.2 million,
●	funded the repurchase of $152.6 million of Simon’s common stock and redeemed units of the Operating Partnership for $16.1 million.

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

We expect to generate positive cash flow from operations in 2021, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our tenants. A significant deterioration in projected cash flows from operations, including one due to the impact of the COVID-19 pandemic and restrictions intended to restrict its spread, could cause us to increase our reliance on available funds from the Credit Facilities and Commercial Paper program, further curtail planned capital expenditures, or seek other additional sources of financing.

Financing and Debt

Unsecured Debt

At December 31, 2020, our unsecured debt consisted of $17.1 billion of senior unsecured notes of the Operating Partnership, $125.0 million outstanding under the Credit Facility, $2.0 billion outstanding under the Term Facility, and $623.0 million outstanding under Commercial Paper program.

On March 16, 2020, the Operating Partnership replaced in its entirety its existing $4.0 billion unsecured revolving credit facility by entering into an unsecured credit facility comprised of (i) an amendment and extension of the Credit Facility and (ii) the Term Facility. The Credit Facility and the Term Facility can be increased in the form of either additional commitments under the Credit Facility or incremental term loans under the Term Facility in an aggregate amount for all such increases not to exceed $1.0 billion, for a total aggregate size of $7.0 billion, in each case, subject to obtaining additional lender commitments and satisfying certain customary conditions precedent.  Borrowings may be denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 95% of the maximum revolving credit amount, as defined. The initial maturity date of the Term Facility and Credit Facility are June 30, 2022 and June 30, 2024, respectively. Each of the Term Facility and Credit Facility can be extended for two additional six-month periods to June 30, 2023 and June 30, 2025, respectively, at our sole option, subject to satisfying certain customary conditions precedent. The Term Facility was available via a single draw during the nine-month period following March 16, 2020, which the Operating Partnership drew on December 15, 2020.

Borrowings under the Credit Facility bear interest, at the Operating Partnership’s election, at either (i) LIBOR plus a margin determined by the Operating Partnership’s corporate credit rating of between 0.65% and 1.40% or (ii) the base rate (which rate is equal to the greatest of the prime rate, the federal funds effective rate plus 0.50% or LIBOR plus 1.00%) (the “Base Rate”), plus a margin determined by the Operating Partnership’s corporate credit rating of between 0.00% and 0.40%. The Credit Facility includes a facility fee determined by the Operating Partnership’s corporate credit rating of between 0.10% and 0.30% on the aggregate revolving commitments under the Credit Facility. The Credit Facility contains a money market competitive bid option program that allows the Operating Partnership to hold auctions to achieve lower pricing for short-term borrowings. Borrowings under the Term Facility bear interest, at the Operating Partnership’s election, at either (i) LIBOR plus a margin determined based on the Operating Partnership’s corporate credit rating of between 0.725% and 1.60% or (ii) the base rate (equal to the greatest of the prime rate, the federal funds effective rate plus 0.50% or LIBOR plus 1.00%) plus a margin determined by the Operating Partnership’s corporate credit rating of between 0.00% and 0.60%.  The Term Facility includes a ticking fee equal to 0.10% of the unused term loan commitment under the Term Facility, which ticking fee commenced accruing on the date that is forty-five days after the closing of the Term Facility.

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

On December 31, 2020, we had an aggregate available borrowing capacity of $6.7 billion under the Facilities. The maximum aggregate outstanding balance under the Facilities during the year ended December 31, 2020 was $3.9 billion and the weighted average outstanding balance was $1.8 billion. Letters of credit of $12.3 million were outstanding under the Facilities as of December 31, 2020.

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness.  The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On December 31, 2020, we had $623.0 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar denominated notes with a weighted average interest rate of 0.29%.  These borrowings have a weighted average maturity date of February 19, 2021 and reduce amounts otherwise available under the Credit Facilities.

On July 9, 2020, the Operating Partnership completed the issuance of the following senior unsecured notes: $500.0 million with a fixed interest rate of 3.50%, $750 million with a fixed interest rate of 2.65%, and $750 million with a fixed interest rate of 3.80%, with maturity dates of September 2025 (the “2025” Notes”), June 2030, and June 2050, respectively. The 2025 Notes were issued as additional notes under an indenture pursuant to which the Operating Partnership previously issued $600 million principal amount of 3.50% senior notes due September 2025 on August 17, 2015. Proceeds from the unsecured notes offering funded the optional redemption at par of senior unsecured notes in July and August 2020, as discussed below, and repaid a portion of the indebtedness under the Facilities.

On July 10, 2020 the Operating Partnership repaid $1.75 billion under the Credit Facility and $750.0 million under the Supplemental Facility.

On July 22, 2020, the Operating Partnership completed the optional redemption at par of its $500 million 2.50% notes due September 1, 2020.

On August 6, 2020 the Operating Partnership completed the optional redemption at par of its €375 million 2.375% notes due October 2, 2020.

On January 21, 2021 the Operating Partnership completed the issuance of the following senior unsecured notes: $800 million with a fixed interest rate of 1.75%, and $700 million with a fixed interest rate of 2.20%, with maturity dates of January 2028 and 2031, respectively.

On January 27, 2021 the Operating Partnership completed the planned optional redemption of its $550 million 2.50% notes due on July 15, 2021, including the make-whole amount. Further, on February 2, 2021, the Operating Partnership repaid $750 million under the Term Facility.

On October 7, 2019 the Operating Partnership completed the early redemption of its $900 million 4.375% notes due March 1, 2021, $700 million 4.125% notes due December 1, 2021, $600 million 3.375% notes due March 15, 2022 and €375 million of the €750 million 2.375% notes due October 2, 2020. We recorded a $116.3 million loss on extinguishment of debt in the fourth quarter of 2019 as a result of the early redemption.

Mortgage Debt

Total consolidated mortgage indebtedness, which is typically secured by the underlying assets and non-recourse to the Operating Partnership, was $7.0 billion and $6.9 billion at December 31, 2020 and 2019, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of December 31, 2020, we were in compliance with all covenants of our unsecured debt.

At December 31, 2020, our consolidated subsidiaries were the borrowers under 46 non-recourse mortgage notes secured by mortgages on 49 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At December 31, 2020, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of December 31, 2020 and 2019, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	December 31, 2020	Interest Rate(1)	December 31, 2019	Interest Rate(1)
Fixed Rate	$23,477,498	3.50%	$23,298,167	3.46%
Variable Rate	3,245,863	1.31%	865,063	2.61%
	$26,723,361	2.98%	$24,163,230	3.16%
(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations and Off-balance Sheet Arrangements

In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of December 31, 2020, and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities:

	2021	2022-2023	2024-2025	After 2025	Total
Long Term Debt (1) (2) (5)	$2,322,729	$6,664,864	$6,034,695	$11,768,557	$26,790,845
Interest Payments (3)	787,627	1,367,869	1,065,883	3,888,169	7,109,548
Consolidated Capital Expenditure Commitments (3)	183,447	—	—	—	183,447
Lease Commitments (4)	32,787	65,765	66,185	886,336	1,051,073
(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	Variable rate interest payments are estimated based on the LIBOR or other applicable rate at December 31, 2020.
(3)	Represents contractual commitments for capital projects and services at December 31, 2020. Our share of estimated 2020 development, redevelopment and expansion activity is further discussed below under “Development Activity”.
(4)	Represents only the minimum non-cancellable lease period, excluding applicable lease extension and renewal options, unless reasonably certain of exercise.
(5)	The amount due in 2021 includes $623.0 million in Global Commercial Paper.

Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 6 of the notes to the consolidated financial statements. Our joint ventures typically fund their cash needs through secured non-recourse debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of December 31, 2020, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $219.2 million. Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

Hurricane Impacts

As discussed further in Note 10 of the notes to the consolidated financial statements, during the third quarter of 2017, two of our wholly-owned properties located in Puerto Rico sustained significant property damage and business interruption as a result of Hurricane Maria.

Since the date of the loss, we have received $81.1 million of insurance proceeds from third-party carriers related to the two properties located in Puerto Rico, of which $47.5 million was used for property restoration and remediation and to reduce the insurance recovery receivable.  During the years ended December 31, 2020 and 2019, we recorded $5.2 million and $10.5 million, respectively, as business interruption income, which was recorded in other income in the accompanying consolidated statements of operations and comprehensive income.

During the third quarter of 2020, one of our properties located in Texas experienced property damage and business interruption as a result of Hurricane Hanna.  We wrote-off assets of approximately $9.6 million, and recorded an insurance recovery receivable, and have received $14.3 million of insurance proceeds from third-party carriers.  The proceeds were used for property restoration and remediation and reduced the insurance recovery receivable.

During the third quarter of 2020, one of our properties located in Louisiana experienced property damage and business interruption as a result of Hurricane Laura.   We wrote-off assets of approximately $11.1 million and recorded an insurance recovery receivable, and have received $20.6 million of insurance proceeds from third-party carriers.  The proceeds were used for property restoration and remediation and reduced the insurance recovery receivable.

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

During 2020, we disposed of our interest in one consolidated retail property. A portion of the gross proceeds on this transaction of $33.4 million was used to partially repay a cross-collateralized mortgage. Our share of the $12.3 million gain is included in (loss) gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statement of operations and comprehensive income.

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

Joint Venture Formation Activity

On December 29, 2020, we completed the acquisition of an 80% ownership interest in TRG, which has an ownership interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. Under the terms of the transaction, we, through the Operating Partnership, acquired all of Taubman Centers, Inc. common stock for $43.00 per share in cash. Total consideration for the acquisition, including the redemption of Taubman’s $192.5 million 6.5% Series J Cumulative Preferred Shares and its $170.0 million 6.25% Series K Cumulative Preferred Shares, and the issuance of 955,705 Operating Partnership units, was approximately $3.5 billion.  Our investment includes the 6.38% Series A Cumulative Redeemable Preferred Units for $362.5 million issued to us.

On December 7, 2020, we and a group of co-investors acquired certain assets and liabilities of J.C. Penney, a department store retailer, out of bankruptcy. Our noncontrolling interest in the venture is 41.67% and was acquired for cash consideration of $125.0 million.

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

In response to the COVID-19 pandemic, the Company has suspended more than $1.0 billion of capital in development projects.  The Company will re-evaluate all suspended projects over time.  Construction continues on certain redevelopment and new development projects in the U.S. and internationally that are nearing completion.  Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $829 million.  Simon’s share of remaining net cash funding required to complete the new development and redevelopment projects currently under construction is approximately $89 million.  We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 8-10% for all of our new development, expansion and redevelopment projects.

Summary of Capital Expenditures.  The following table summarizes total capital expenditures on consolidated properties on a cash basis (in millions):

	2020	2019	2018
New Developments	$27	$73	$87
Redevelopments and Expansions	399	498	419
Tenant Allowances	53	162	144
Operational Capital Expenditures	5	143	132
Total	$484	$876	$782

International Development Activity

We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material. We expect our share of estimated committed capital for international development projects to be completed with projected delivery in 2021 or 2022 is $36 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes recently completed and new development and expansion projects as well as our share of the estimated total cost as of December 31, 2020 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
New Development Projects:
Málaga Designer Outlet	Málaga, Spain	191,000	46%	EUR	50.3	$61.7	Opened Feb. - 2020
Siam Premium Outlets Bangkok	Bangkok, Thailand	264,000	50%	THB	1,654	$55.2	Opened Jun. - 2020
West Midlands Designer Outlet	Cannock (West Midlands), England	197,000	23%	GBP	31.2	$42.6	Mar. 2021
Expansions:
Gotemba Premium Outlets Phase 4	Gotemba, Japan	178,000	40%	JPY	7,476	$72.5	Opened Jun. - 2020
Rinku Premium Outlets Phase 5	Izumisano (Osaka), Japan	110,000	40%	JPY	3,219	$31.2	Opened Aug. - 2020
La Reggia Designer Outlet Phase 3	Marcianise (Naples), Italy	58,000	92%	EUR	30.9	$37.9	Nov. 2021
(1)	USD equivalent based upon December 31, 2020 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $1.30 per share in the fourth quarter of 2020 and $4.70 per share for the year ended December 31, 2020. The Operating Partnership paid distributions per unit for the same amounts. In 2019, Simon paid dividends of $2.10 and $8.30 per share for the three and twelve month periods ended December 31, 2019, respectively. The Operating Partnership paid distributions per unit for the same amounts. On December 15, 2020, Simon’s Board of Directors declared a quarterly cash dividend for the fourth quarter of 2020 of $1.30 per share, payable on January 22, 2021 to shareholders of record on December 24, 2020.  The distribution rate on units is equal to the dividend rate on common stock. In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  On February 11, 2019, Simon's Board of Directors authorized a new common stock repurchase plan.  Under the plan, Simon could repurchase up to $2.0 billion of its common stock during the two-year period ending February 11, 2021 in the open market or in privately negotiated transactions as market conditions warrant.  During the year ended December 31, 2020, Simon purchased 1,245,654 shares at an average price of $122.50 per share.  During the year ended December 31, 2019, Simon purchased 2,247,074 shares at an average price of $160.11 per share, of which 46,377 shares at an average price of $164.49 were purchased as part of the previous program.  At December 31, 2020, we had remaining authority to repurchase approximately $1.5 billion of common stock, which has subsequently expired.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

Forward-Looking Statements

Certain statements made in this section or elsewhere in this Annual Report on Form 10-K may be deemed "forward–looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward–looking statements are based on reasonable assumptions, we can give no assurance that its expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward–looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: uncertainties regarding the impact of the COVID-19 pandemic and governmental restrictions intended to prevent its spread on our business, financial condition, results of operations, cash flow and liquidity and our ability to access the capital markets, satisfy our debt service obligations and make distributions to our stockholders; changes in economic and market conditions that may adversely affect the general retail environment; the potential loss of anchor stores or major tenants; the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise; the intensely competitive market environment in the retail industry, including e-commerce; an increase in vacant space at our properties; the inability to lease newly developed properties and renew leases and relet space at existing properties on favorable terms; our international activities subjecting us to risks that are different from or greater than those associated with our domestic operations, including changes in foreign exchange rates; risks associated with the acquisition, development, redevelopment, expansion, leasing and management of properties; general risks related to real estate investments, including the illiquidity of real estate investments; the impact of our substantial indebtedness on our future operations, including covenants in the governing agreements that impose restrictions on us that may affect our ability to operate freely; any disruption in the financial markets that may adversely affect our ability to access capital for growth and satisfy our ongoing debt service requirements; any change in our credit rating; changes in market rates of interest; the transition of LIBOR to an alternative reference rate; our continued ability to maintain our status as a REIT; changes in tax laws or regulations that result in adverse tax consequences; risks relating to our joint venture properties, including guarantees of certain joint venture indebtedness; environmental liabilities; natural disasters; the availability of comprehensive insurance coverage; the potential for terrorist activities;  security breaches that could compromise our information technology or infrastructure; and the loss of key management personnel; and. We discussed these and other risks and uncertainties under the heading "Risk Factors" in Part 1, Item 1A of this Annual Report on Form 10-K. We may update that discussion in subsequent other periodic reports, but except as required by law, we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

You should understand that our computations of these non-GAAP measures might not be comparable to similar measures reported by other REITs and that these non-GAAP measures:

●	do not represent cash flow from operations as defined by GAAP,
●	should not be considered as an alternative to net income determined in accordance with GAAP as a measure of operating performance, and
●	are not an alternative to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	2020	2019	2018

	(in thousands)
Funds from Operations (A)	$3,236,963	$4,272,271	$4,324,601
Change in FFO from prior period	(24.2)%	(1.2)%	7.6%
Consolidated Net Income	$1,277,324	$2,423,188	$2,822,343
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	1,308,419	1,329,843	1,270,888
Our share of depreciation and amortization from unconsolidated entities, including Klépierre and other corporate investments	536,133	551,596	533,595
Loss (gain) on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	114,960	(14,883)	(288,827)
Unrealized losses (gains) in fair value of equity instruments	19,632	8,212	15,212
Net loss (gain) attributable to noncontrolling interest holders in properties	4,378	(991)	(11,327)
Noncontrolling interests portion of depreciation and amortization and loss (gain) on disposal of properties	(18,631)	(19,442)	(12,031)
Preferred distributions and dividends	(5,252)	(5,252)	(5,252)
FFO of the Operating Partnership (A)	$3,236,963	$4,272,271	$4,324,601
FFO allocable to limited partners	424,063	563,342	568,817
Dilutive FFO allocable to common stockholders (A)	$2,812,900	$3,708,929	$3,755,784
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$3.59	$6.81	$7.87
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre and other corporate investments, net of noncontrolling interests portion of depreciation and amortization	5.14	5.25	5.01
Loss (gain) on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	0.32	(0.04)	(0.79)
Unrealized losses (gains) in fair value of equity instruments	0.06	0.02	0.04
Diluted FFO per share (A)	$9.11	$12.04	$12.13
Basic and Diluted weighted average shares outstanding	308,738	307,950	309,627
Weighted average limited partnership units outstanding	46,544	46,774	46,893
Basic and Diluted weighted average shares and units outstanding	355,282	354,724	356,520
(A)	Includes FFO of the Operating Partnership related to a loss on extinguishment of debt of $116.3 million for the year ended December 31, 2019. Includes Diluted FFO per share/unit related to a loss on extinguishment of debt of $0.33 for the year ended December 31, 2019. Includes Diluted FFO allocable to common stockholders related to a loss on extinguishment of debt of $100.9 million for the year ended December 31, 2019.

The following schedule reconciles consolidated net income to NOI.

	For the Year
	Ended December 31,
	2020	2019

	(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$1,277,324	$2,423,188
Income and other tax expense (benefit)	(4,637)	30,054
Interest expense	784,400	789,353
Income from unconsolidated entities	(219,870)	(444,349)
Loss on extinguishment of debt	--	116,256
Unrealized losses (gains) in fair value of equity instruments	19,632	8,212
Loss (gain) on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	114,960	(14,883)
Operating Income Before Other Items	1,971,809	2,907,831
Depreciation and amortization	1,318,008	1,340,503
Home and regional office costs	171,668	190,109
General and administrative	22,572	34,860
NOI of consolidated entities	$3,484,057	$4,473,303
Reconciliation of NOI of unconsolidated entities:
Net Income	$453,816	$892,506
Interest expense	616,332	636,988
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	—	(24,609)
Operating Income Before Other Items	1,070,148	1,504,885
Depreciation and amortization	692,424	681,764
NOI of unconsolidated entities	$1,762,572	$2,186,649
Add: Our share of NOI from Klépierre, and other corporate investments	253,093	293,979
Combined NOI	$5,499,722	$6,953,931
Less: Corporate and Other NOI Sources (1)	228,874	548,117
Less: Our share of NOI from Retailer Investments	21,507	40,149
Less: Our share of NOI from Investments (2)	194,174	269,598
Portfolio NOI	$5,055,167	$6,096,067
Portfolio NOI Change	(17.1)%
(1)	Includes income components excluded from portfolio NOI (domestic lease termination income, interest income, land sale gains, straight line lease income, above/below market lease adjustments), unrealized and realized gains/losses on non-real estate related equity instruments, Northgate, Simon management company revenues, and other assets.
(2)	Includes our share of NOI of Klépierre (at constant currency) and other corporate investments.

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

Our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 2020, a 50 basis point increase in the market rates of interest would decrease future earnings and cash flows by approximately $16.3 million, and would decrease the fair value of debt by approximately $747.2 million.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of Simon Property Group, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Simon Property Group, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Simon Property Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 25, 2021, expressed an unqualified opinion thereon.

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

Indianapolis, Indiana February 25, 2021

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of Simon Property Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simon Property Group, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 25, 2021, expressed an unqualified opinion thereon.

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

Evaluation of Investment Properties for Impairment

Description of the Matter

At December 31, 2020, the Company’s consolidated net investment properties totaled $23.2 billion. In addition, a significant number of the Company’s investments in unconsolidated entities and its investment in Klépierre hold investment properties. As discussed in Note 3 to the consolidated financial statements, the Company reviews investment properties for impairment on a property-by-property basis to identify and evaluate events or changes in circumstances that indicate the carrying value of an investment property may not be recoverable. The Company estimates undiscounted cash flows of an investment property using observable and unobservable inputs such as historical and forecasted cash flows, operating income before depreciation and amortization, estimated capitalization rates, leasing prospects and local market information.

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

To test the Company’s evaluation of investment properties for impairment, we performed audit procedures that included, among others, assessing the methodologies applied, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by management in its analysis. We compared the significant assumptions used by management to current industry and economic trends, relevant market information, and other applicable sources. We also involved a valuation specialist to assist in evaluating certain assumptions. In addition, we compared the forecasted cash flows and operating income before depreciation and amortization to historical actual results and evaluated significant variances, including consideration of the current economic environment. As part of our evaluation, we assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the undiscounted cash flows of the related investment property that would result from changes in the assumptions.

Evaluation of Investments in Unconsolidated Entities for Impairment
Description of the Matter

At December 31, 2020, the carrying value of the Company’s investments in unconsolidated entities and its investment in Klépierre totaled $4.3 billion. As explained in Note 3 to the consolidated financial statements, the Company reviews investments in unconsolidated entities for impairment if events or changes in circumstances indicate that the carrying value of an investment in an unconsolidated entity may not be recoverable. To identify and evaluate whether an other-than-temporary decline in the fair value of an investment below its carrying value has occurred, the Company assesses economic and operating conditions that may affect the fair value of the investment. The evaluation of operating conditions may include developing estimates of forecasted cash flows or operating income before depreciation and amortization to support the recoverability of the carrying amount of the investment. When required, the Company estimates the fair value of an investment and assesses whether any impairment is other-than-temporary using observable and unobservable inputs such as historical and forecasted cash flows or operating income, estimated capitalization and discount rates, or relevant market multiples, leasing prospects and local market information.

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

To test the Company’s evaluation of investments in unconsolidated entities for impairment, we performed audit procedures that included, among others, assessing the methodologies applied, evaluating the significant assumptions discussed above and testing the completeness and accuracy of data used by management in its analysis. We compared the significant assumptions used by management to current industry and economic trends, relevant market information, and other applicable sources. We also involved a valuation specialist to assist in evaluating certain assumptions. In addition, we compared the forecasted cash flows and operating income before depreciation and amortization to historical actual results and evaluated significant variances, including consideration of the current economic environment. As part of our evaluation, we assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the cash flows and the fair value of the related investment that would result from changes in the assumptions, and we evaluated whether a decline in fair value below the related investment’s carrying value was other-than-temporary.

Evaluation of Collectability of Tenant Receivables and Accrued Revenue
Description of the Matter

At December 31, 2020, the Company’s tenant receivables and accrued revenue totaled $1.2 billion. As discussed in Notes 3 and 9 to the consolidated financial statements, the Company accrues fixed lease income on a straight-line basis over the term of the lease when the Company believes substantially all lease income, including the related straight-line receivable, is probable of collection. The Company’s assessment of collectability incorporates available tenant operational and liquidity information and includes expectations and estimates made by the Company with respect to each lease.

Auditing management’s evaluation of collectability of tenant receivables and accrued revenue was challenging due to the significant judgment that was necessary when assessing whether it is probable that the tenant will pay outstanding receivables and whether it is probable that substantially all future lease payments will be collected in accordance with the lease terms. In particular, the assessment of collectability incorporates information regarding a tenant’s financial condition that is obtained from available financial data, the expected outcome of contractual disputes and management’s communications and negotiations with the tenant.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for evaluating collectability of tenant receivables and accrued revenues, including controls over management’s review of the information and judgments described above.

To test the Company’s evaluation of collectability of tenant receivables and accrued revenue, we performed audit procedures that included, among others, assessing the methodologies applied and evaluating the information used by management in its analysis. As part of our assessment, we reviewed executed lease agreements and amendments, evaluated publicly available information on the tenant’s financial condition and operational performance and considered recent collections activity. Further, we evaluated the status of contractual disputes with certain tenants, including review of the related lease agreements, considered recent resolutions of similar matters and obtained representations from internal legal counsel. We also evaluated the impact of activity subsequent to the balance sheet date on the Company’s estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Indianapolis, Indiana February 25, 2021

Report of Independent Registered Public Accounting Firm

The Partners of Simon Property Group, L.P. and the Board of Directors of Simon Property Group, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Simon Property Group, L.P.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Simon Property Group, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 25, 2021, expressed an unqualified opinion thereon.

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

Indianapolis, Indiana February 25, 2021

Report of Independent Registered Public Accounting Firm

The Partners of Simon Property Group, L.P. and the Board of Directors of Simon Property Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simon Property Group, L.P. (the Partnership) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 25, 2021, expressed an unqualified opinion thereon.

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

Evaluation of Investment Properties for Impairment
Description of the Matter

At December 31, 2020, the Partnership’s consolidated net investment properties totaled $23.2 billion. In addition, a significant number of the Partnership’s investments in unconsolidated entities and its investment in Klépierre hold investment properties. As discussed in Note 3 to the consolidated financial statements, the Partnership reviews investment properties for impairment on a property-by-property basis to identify and evaluate events or changes in circumstances that indicate the carrying value of an investment property may not be recoverable. The Partnership estimates undiscounted cash flows of an investment property using observable and unobservable inputs such as historical and forecasted cash flows, operating income before depreciation and amortization, estimated capitalization rates, leasing prospects and local market information.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Partnership’s process for evaluating investment properties for impairment, including controls over management’s review of the significant assumptions described above.

To test the Partnership’s evaluation of investment properties for impairment, we performed audit procedures that included, among others, assessing the methodologies applied, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by management in its analysis. We compared the significant assumptions used by management to current industry and economic trends, relevant market information, and other applicable sources. We also involved a valuation specialist to assist in evaluating certain assumptions. In addition, we compared the forecasted cash flows and operating income before depreciation and amortization to historical actual results and evaluated significant variances, including consideration of the current economic environment. As part of our evaluation, we assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the undiscounted cash flows of the related investment property that would result from changes in the assumptions.

Evaluation of Investments in Unconsolidated Entities for Impairment
Description of the Matter

At December 31, 2020, the carrying value of the Partnership’s investments in unconsolidated entities and its investment in Klépierre totaled $4.3 billion. As explained in Note 3 to the consolidated financial statements, the Partnership reviews investments in unconsolidated entities for impairment if events or changes in circumstances indicate that the carrying value of an investment in an unconsolidated entity may not be recoverable. To identify and evaluate whether an other-than-temporary decline in the fair value of an investment below its carrying value has occurred, the Partnership assesses economic and operating conditions that may affect the fair value of the investment. The evaluation of operating conditions may include developing estimates of forecasted cash flows or operating income before depreciation and amortization to support the recoverability of the carrying amount of the investment. When required, the Partnership estimates the fair value of an investment and assesses whether any impairment is other than temporary using observable and unobservable inputs such as historical and forecasted cash flows or operating income, estimated capitalization and discount rates, or relevant market multiples, leasing prospects and local market information.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Partnership’s process for evaluating investments in unconsolidated entities for impairment, including controls over management’s review of the significant assumptions described above.

To test the Partnership’s evaluation of investments in unconsolidated entities for impairment, we performed audit procedures that included, among others, assessing the methodologies applied, evaluating the significant assumptions discussed above and testing the completeness and accuracy of data used by management in its analysis. We compared the significant assumptions used by management to current industry and economic trends, relevant market information, and other applicable sources. We also involved a valuation specialist to assist in evaluating certain assumptions. In addition, we compared the forecasted cash flows and operating income before depreciation and amortization to historical actual results and evaluated significant variances, including consideration of the current economic environment. As part of our evaluation, we assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the cash flows and the fair value of the related investment that would result from changes in the assumptions, and we evaluated whether a decline in fair value below the related investment’s carrying value was other-than-temporary.

Evaluation of Collectability of Tenant Receivables and Accrued Revenue
Description of the Matter

At December 31, 2020, the Partnership’s tenant receivables and accrued revenue totaled $1.2 billion. As discussed in Notes 3 and 9 to the consolidated financial statements, the Partnership accrues fixed lease income on a straight-line basis over the term of the lease when the Partnership believes substantially all lease income, including the related straight-line receivable, is probable of collection. The Partnership’s assessment of collectability incorporates available tenant operational and liquidity information and includes expectations and estimates made by the Partnership with respect to each lease.

Auditing management’s evaluation of collectability of tenant receivables and accrued revenue was challenging due to the significant judgment that was necessary when assessing whether it is probable that the tenant will pay outstanding receivables and whether it is probable that substantially all future lease payments will be collected in accordance with the lease terms. In particular, the assessment of collectability incorporates information regarding a tenant’s financial condition that is obtained from available financial data, the expected outcome of contractual disputes and management’s communications and negotiations with the tenant.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Partnership’s process for evaluating collectability of tenant receivables and accrued revenues, including controls over management’s review of the information and judgments described above.

To test the Partnership’s evaluation of collectability of tenant receivables and accrued revenue, we performed audit procedures that included, among others, assessing the methodologies applied and evaluating the information used by management in its analysis. As part of our assessment, we reviewed executed lease agreements and amendments, evaluated publicly available information on the tenant’s financial condition and operational performance and considered recent collections activity. Further, we evaluated the status of contractual disputes with certain tenants, including review of the related lease agreements, considered recent resolutions of similar matters and obtained representations from internal legal counsel. We also evaluated the impact of activity subsequent to the balance sheet date on the Partnership’s estimates.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2002. Indianapolis, Indiana February 25, 2021

Simon Property Group, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	December 31,	December 31,
	2020	2019
ASSETS:
Investment properties, at cost	$38,050,196	$37,804,495
Less - accumulated depreciation	14,891,937	13,905,776
	23,158,259	23,898,719
Cash and cash equivalents	1,011,613	669,373
Tenant receivables and accrued revenue, net	1,236,734	832,151
Investment in unconsolidated entities, at equity	2,603,571	2,371,053
Investment in Klépierre, at equity	1,729,690	1,731,649
Investment in TRG, at equity	3,451,897	—
Right-of-use assets, net	512,914	514,660
Deferred costs and other assets	1,082,168	1,214,025
Total assets	$34,786,846	$31,231,630
LIABILITIES:
Mortgages and unsecured indebtedness	$26,723,361	$24,163,230
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,311,925	1,390,682
Cash distributions and losses in unconsolidated entities, at equity	1,577,393	1,566,294
Dividend payable	486,922	—
Lease liabilities	515,492	516,809
Other liabilities	513,515	464,304
Total liabilities	31,128,608	28,101,319
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	185,892	219,061
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	42,091	42,420
Common stock, $0.0001 par value, 511,990,000 shares authorized, 342,849,037 and 320,435,256 issued and outstanding, respectively	34	32
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	11,179,688	9,756,073
Accumulated deficit	(6,102,314)	(5,379,952)
Accumulated other comprehensive loss	(188,675)	(118,604)
Common stock held in treasury, at cost, 14,355,621 and 13,574,296 shares, respectively	(1,891,352)	(1,773,571)
Total stockholders’ equity	3,039,472	2,526,398
Noncontrolling interests	432,874	384,852
Total equity	3,472,346	2,911,250
Total liabilities and equity	$34,786,846	$31,231,630

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Year
	Ended December 31,
	2020	2019	2018
REVENUE:
Lease income	$4,302,367	$5,243,771	$5,158,420
Management fees and other revenues	96,882	112,942	116,286
Other income	208,254	398,476	370,582
Total revenue	4,607,503	5,755,189	5,645,288
EXPENSES:
Property operating	349,154	453,145	450,636
Depreciation and amortization	1,318,008	1,340,503	1,282,454
Real estate taxes	457,142	468,004	457,740
Repairs and maintenance	80,858	100,495	99,588
Advertising and promotion	98,613	150,344	151,241
Home and regional office costs	171,668	190,109	136,677
General and administrative	22,572	34,860	46,543
Other	137,679	109,898	94,110
Total operating expenses	2,635,694	2,847,358	2,718,989
OPERATING INCOME BEFORE OTHER ITEMS	1,971,809	2,907,831	2,926,299
Interest expense	(784,400)	(789,353)	(815,923)
Loss on extinguishment of debt	—	(116,256)	—
Income and other tax benefit (expense)	4,637	(30,054)	(36,898)
Income from unconsolidated entities	219,870	444,349	475,250
Unrealized losses in fair value of equity instruments	(19,632)	(8,212)	(15,212)
(Loss) gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(114,960)	14,883	288,827
CONSOLIDATED NET INCOME	1,277,324	2,423,188	2,822,343
Net income attributable to noncontrolling interests	164,760	321,604	382,285
Preferred dividends	3,337	3,337	3,337
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,109,227	$2,098,247	$2,436,721
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$3.59	$6.81	$7.87

Consolidated Net Income	$1,277,324	$2,423,188	$2,822,343
Unrealized (loss) gain on derivative hedge agreements	(106,548)	(4,066)	21,633
Net (gain) loss reclassified from accumulated other comprehensive loss into earnings	(106)	13,634	7,020
Currency translation adjustments	27,288	(1,850)	(47,038)
Changes in available-for-sale securities and other	180	718	373
Comprehensive income	1,198,138	2,431,624	2,804,331
Comprehensive income attributable to noncontrolling interests	155,646	322,627	379,837
Comprehensive income attributable to common stockholders	$1,042,492	$2,108,997	$2,424,494

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year
	Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,277,324	$2,423,188	$2,822,343
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	1,354,991	1,394,172	1,349,776
Loss on debt extinguishment	—	116,256	—
Loss (gain) on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	114,960	(14,883)	(288,827)
Unrealized losses in fair value of equity instruments	19,632	8,212	15,212
Gain on interest in unconsolidated entity (Note 6)	—	—	(35,621)
Straight-line lease loss (income)	19,950	(67,139)	(18,325)
Equity in income of unconsolidated entities	(219,870)	(444,349)	(475,250)
Distributions of income from unconsolidated entities	184,733	428,769	390,137
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	(415,911)	(157)	(17,518)
Deferred costs and other assets	(28,191)	(49,338)	(75,438)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	19,080	13,100	84,307
Net cash provided by operating activities	2,326,698	3,807,831	3,750,796
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(3,606,694)	(12,800)	(51,060)
Funding of loans to related parties	(8,236)	—	(4,641)
Proceeds on loans to related parties	—	7,641	—
Capital expenditures, net	(484,119)	(876,011)	(781,909)
Cash impact from the consolidation of properties	—	1,045	11,276
Net proceeds from sale of assets	33,418	6,776	183,241
Investments in unconsolidated entities	(191,368)	(63,789)	(63,397)
Purchase of equity instruments	(32,955)	(374,231)	(21,563)
Proceeds from sales of equity instruments	30,000	—	25,000
Insurance proceeds for property restoration	31,198	5,662	19,083
Distributions of capital from unconsolidated entities and other	250,358	229,000	447,464
Net cash used in investing activities	(3,978,398)	(1,076,707)	(236,506)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	1,556,148	(328)	(329)
Purchase of shares related to stock grant recipients' tax withholdings	(854)	(2,955)	(2,911)
Redemption of limited partner units	(16,106)	(6,846)	(81,506)
Purchase of treasury stock	(152,589)	(359,773)	(354,108)
Distributions to noncontrolling interest holders in properties	(8,271)	(41,549)	(76,963)
Contributions from noncontrolling interest holders in properties	220	139	161
Preferred distributions of the Operating Partnership	(1,915)	(1,915)	(1,915)
Distributions to stockholders and preferred dividends	(1,443,183)	(2,558,944)	(2,449,071)
Distributions to limited partners	(219,095)	(388,542)	(370,656)
Cash paid to extinguish debt	—	(99,975)	—
Proceeds from issuance of debt, net of transaction costs	15,234,860	13,312,301	7,973,719
Repayments of debt	(12,955,275)	(12,427,699)	(9,118,685)
Net cash provided by (used in) provided by financing activities	1,993,940	(2,576,086)	(4,482,264)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	342,240	155,038	(967,974)
CASH AND CASH EQUIVALENTS, beginning of period	669,373	514,335	1,482,309
CASH AND CASH EQUIVALENTS, end of period	$1,011,613	$669,373	$514,335

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated Other
			Comprehensive	Capital in		Common Stock
	Preferred	Common	Income	Excess of Par	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	(Loss)	Value	Deficit	Treasury	Interests	Equity

Balance at December 31, 2017	$43,077	$32	$(110,453)	$9,614,748	$(4,782,173)	$(1,079,063)	$552,596	$4,238,764
Exchange of limited partner units (92,732 common shares, Note 8)				1,004			(1,004)	—
Issuance of limited partner units (475,183 units)							84,103	84,103
Series J preferred stock premium amortization	(329)							(329)
Stock incentive program (51,756 common shares, net)				(8,651)		8,651		—
Redemption of limited partner units (454,704 units)				(76,555)			(4,951)	(81,506)
Amortization of stock incentive				12,029				12,029
Treasury stock purchase (2,275,194 shares)						(354,108)		(354,108)
Long-term incentive performance units							26,172	26,172
Cumulative effect of accounting change					7,264			7,264
Issuance of unit equivalents and other (18,680 common shares repurchased)				1,602	(109,147)	(2,911)	(2,510)	(112,966)
Unrealized loss on hedging activities			18,781				2,852	21,633
Currency translation adjustments			(40,766)				(6,271)	(47,037)
Changes in available-for-sale securities and other			324				49	373
Net gain reclassified from accumulated other comprehensive loss into earnings			6,097				923	7,020
Other comprehensive income			(15,564)				(2,447)	(18,011)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				156,241			(156,241)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(2,449,071)		(370,656)	(2,819,727)
Distribution to other noncontrolling interest partners							(1,741)	(1,741)
Net income, excluding $1,915 attributable to preferred interests in the Operating Partnership and $3,416 attributable to noncontrolling redeemable interests in properties					2,440,058		376,954	2,817,012
Balance at December 31, 2018	$42,748	$32	$(126,017)	$9,700,418	$(4,893,069)	$(1,427,431)	$500,275	$3,796,956
Exchange of limited partner units (24,000 common shares, Note 8)				253			(253)	—
Series J preferred stock premium amortization	(328)							(328)
Stock incentive program (90,902 common shares, net)				(16,589)		16,589		—
Redemption of limited partner units (43,255 units)				(6,453)			(393)	(6,846)
Amortization of stock incentive				12,604				12,604
Treasury stock purchase (2,247,074 shares)						(359,773)		(359,773)
Long-term incentive performance units							20,749	20,749
Issuance of unit equivalents and other (16,336 common shares repurchased)				19	(29,523)	(2,956)	139	(32,321)
Unrealized gain on hedging activities			(3,553)				(513)	(4,066)
Currency translation adjustments			(1,489)				(361)	(1,850)
Changes in available-for-sale securities and other			623				95	718
Net loss reclassified from accumulated other comprehensive loss into earnings			11,832				1,802	13,634
Other comprehensive income			7,413				1,023	8,436
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				65,821			(65,821)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(2,558,944)		(388,541)	(2,947,485)
Distribution to other noncontrolling interest partners							(2,446)	(2,446)
Net income, excluding $1,915 attributable to preferred interests in the Operating Partnership and a $431 loss attributable to noncontrolling redeemable interests in properties					2,101,584		320,120	2,421,704
Balance at December 31, 2019	$42,420	$32	$(118,604)	$9,756,073	$(5,379,952)	$(1,773,571)	$384,852	$2,911,250

			Accumulated Other
			Comprehensive	Capital in		Common Stock
	Preferred	Common	Income	Excess of Par	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	(Loss)	Value	Deficit	Treasury	Interests	Equity

Exchange of limited partner units (293,204 common shares, Note 8)				2,028			(2,028)	—
Issuance of limited partner units (955,705 units)							79,601	79,601
Public offering of common stock (22,137,500 common shares)		2		1,556,477			—	1,556,479
Series J preferred stock premium amortization	(329)							(329)
Stock incentive program (462,967 common shares, net)				(35,662)		35,662		—
Redemption of limited partner units (116,658 units)				(15,163)			(943)	(16,106)
Amortization of stock incentive				11,660				11,660
Treasury stock purchase (1,245,654 shares)						(152,590)		(152,590)
Long-term incentive performance units							2,331	2,331
Issuance of unit equivalents and other (15,561 common shares repurchased)				30	34,894	(853)	(3,582)	30,489
Unrealized loss on hedging activities			(92,834)				(13,714)	(106,548)
Currency translation adjustments			22,694				4,594	27,288
Changes in available-for-sale securities and other			162				18	180
Net gain reclassified from accumulated other comprehensive loss into earnings			(93)				(13)	(106)
Other comprehensive income			(70,071)				(9,115)	(79,186)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				(95,755)			95,755	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(1,869,820)		(279,379)	(2,149,199)
Distribution to other noncontrolling interest partners							(3,507)	(3,507)
Net income, excluding $1,915 attributable to preferred interests in the Operating Partnership and a $6,044 loss attributable to noncontrolling redeemable interests in properties					1,112,564		168,889	1,281,453
Balance at December 31, 2020	$42,091	$34	$(188,675)	$11,179,688	$(6,102,314)	$(1,891,352)	$432,874	$3,472,346

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	December 31,	December 31,
	2020	2019
ASSETS:
Investment properties, at cost	$38,050,196	$37,804,495
Less — accumulated depreciation	14,891,937	13,905,776
	23,158,259	23,898,719
Cash and cash equivalents	1,011,613	669,373
Tenant receivables and accrued revenue, net	1,236,734	832,151
Investment in unconsolidated entities, at equity	2,603,571	2,371,053
Investment in Klépierre, at equity	1,729,690	1,731,649
Investment in TRG, at equity	3,451,897	—
Right-of-use assets, net	512,914	514,660
Deferred costs and other assets	1,082,168	1,214,025
Total assets	$34,786,846	$31,231,630
LIABILITIES:
Mortgages and unsecured indebtedness	$26,723,361	$24,163,230
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,311,925	1,390,682
Cash distributions and losses in unconsolidated entities, at equity	1,577,393	1,566,294
Distribution payable	486,922	—
Lease liabilities	515,492	516,809
Other liabilities	513,515	464,304
Total liabilities	31,128,608	28,101,319
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties	185,892	219,061
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	42,091	42,420
General Partner, 328,501,416 and 306,868,960 units outstanding, respectively	2,997,381	2,483,978
Limited Partners, 47,322,212 and 46,740,117 units outstanding, respectively	431,784	378,339
Total partners’ equity	3,471,256	2,904,737
Nonredeemable noncontrolling interests in properties, net	1,090	6,513
Total equity	3,472,346	2,911,250
Total liabilities and equity	$34,786,846	$31,231,630

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Year
	Ended December 31,
	2020	2019	2018
REVENUE:
Lease income	$4,302,367	$5,243,771	$5,158,420
Management fees and other revenues	96,882	112,942	116,286
Other income	208,254	398,476	370,582
Total revenue	4,607,503	5,755,189	5,645,288
EXPENSES:
Property operating	349,154	453,145	450,636
Depreciation and amortization	1,318,008	1,340,503	1,282,454
Real estate taxes	457,142	468,004	457,740
Repairs and maintenance	80,858	100,495	99,588
Advertising and promotion	98,613	150,344	151,241
Home and regional office costs	171,668	190,109	136,677
General and administrative	22,572	34,860	46,543
Other	137,679	109,898	94,110
Total operating expenses	2,635,694	2,847,358	2,718,989
OPERATING INCOME BEFORE OTHER ITEMS	1,971,809	2,907,831	2,926,299
Interest expense	(784,400)	(789,353)	(815,923)
Loss on extinguishment of debt	—	(116,256)	—
Income and other tax benefit (expense)	4,637	(30,054)	(36,898)
Income from unconsolidated entities	219,870	444,349	475,250
Unrealized losses in fair value of equity instruments	(19,632)	(8,212)	(15,212)
(Loss) gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(114,960)	14,883	288,827
CONSOLIDATED NET INCOME	1,277,324	2,423,188	2,822,343
Net (loss) income attributable to noncontrolling interests	(4,378)	991	11,327
Preferred unit requirements	5,252	5,252	5,252
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$1,276,450	$2,416,945	$2,805,764
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$1,109,227	$2,098,247	$2,436,721
Limited Partners	167,223	318,698	369,043
Net income attributable to unitholders	$1,276,450	$2,416,945	$2,805,764
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$3.59	$6.81	$7.87

Consolidated Net Income	$1,277,324	$2,423,188	$2,822,343
Unrealized (loss) gain on derivative hedge agreements	(106,548)	(4,066)	21,633
Net (gain) loss reclassified from accumulated other comprehensive loss into earnings	(106)	13,634	7,020
Currency translation adjustments	27,288	(1,850)	(47,038)
Changes in available-for-sale securities and other	180	718	373
Comprehensive income	1,198,138	2,431,624	2,804,331
Comprehensive income attributable to noncontrolling interests	1,666	1,422	7,911
Comprehensive income attributable to unitholders	$1,196,472	$2,430,202	$2,796,420

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year
	Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,277,324	$2,423,188	$2,822,343
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	1,354,991	1,394,172	1,349,776
Loss on debt extinguishment	—	116,256	—
Loss (gain) on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	114,960	(14,883)	(288,827)
Unrealized losses in fair value of equity instruments	19,632	8,212	15,212
Gain on interest in unconsolidated entity (Note 6)	—	—	(35,621)
Straight-line lease loss (income)	19,950	(67,139)	(18,325)
Equity in income of unconsolidated entities	(219,870)	(444,349)	(475,250)
Distributions of income from unconsolidated entities	184,733	428,769	390,137
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	(415,911)	(157)	(17,518)
Deferred costs and other assets	(28,191)	(49,338)	(75,438)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	19,080	13,100	84,307
Net cash provided by operating activities	2,326,698	3,807,831	3,750,796
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(3,606,694)	(12,800)	(51,060)
Funding of loans to related parties	(8,236)	—	(4,641)
Proceeds on loans to related parties	—	7,641	—
Capital expenditures, net	(484,119)	(876,011)	(781,909)
Cash impact from the consolidation of properties	—	1,045	11,276
Net proceeds from sale of assets	33,418	6,776	183,241
Investments in unconsolidated entities	(191,368)	(63,789)	(63,397)
Purchase of equity instruments	(32,955)	(374,231)	(21,563)
Proceeds from sales of equity instruments	30,000	—	25,000
Insurance proceeds for property restoration	31,198	5,662	19,083
Distributions of capital from unconsolidated entities and other	250,358	229,000	447,464
Net cash used in investing activities	(3,978,398)	(1,076,707)	(236,506)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	1,556,148	(328)	(329)
Purchase of units related to stock grant recipients' tax withholdings	(854)	(2,955)	(2,911)
Redemption of limited partner units	(16,106)	(6,846)	(81,506)
Purchase of general partner units	(152,589)	(359,773)	(354,108)
Distributions to noncontrolling interest holders in properties	(8,271)	(41,549)	(76,963)
Contributions from noncontrolling interest holders in properties	220	139	161
Partnership distributions	(1,664,193)	(2,949,401)	(2,821,642)
Cash paid to extinguish debt	—	(99,975)	—
Mortgage and unsecured indebtedness proceeds, net of transaction costs	15,234,860	13,312,301	7,973,719
Mortgage and unsecured indebtedness principal payments	(12,955,275)	(12,427,699)	(9,118,685)
Net cash provided by (used in) provided by financing activities	1,993,940	(2,576,086)	(4,482,264)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	342,240	155,038	(967,974)
CASH AND CASH EQUIVALENTS, beginning of period	669,373	514,335	1,482,309
CASH AND CASH EQUIVALENTS, end of period	$1,011,613	$669,373	$514,335

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	Interests	Equity

Balance at December 31, 2017	$43,077	$3,643,091	$548,858	$3,738	$4,238,764
Issuance of limited partner units (475,183 units)			84,103		84,103
Series J preferred stock premium and amortization	(329)				(329)
Limited partner units exchanged to common units (92,732 units)		1,004	(1,004)		—
Stock incentive program (51,756 common units, net)		—			—
Amortization of stock incentive		12,029			12,029
Redemption of limited partner units (454,704 units)		(76,555)	(4,951)		(81,506)
Treasury unit purchase (2,275,194 units)		(354,108)			(354,108)
Long-term incentive performance units			26,172		26,172
Cumulative effect of accounting change		7,264			7,264
Issuance of unit equivalents and other (18,680 common units)		(110,456)		(2,510)	(112,966)
Unrealized gain on hedging activities		18,781	2,852		21,633
Currency translation adjustments		(40,766)	(6,271)		(47,037)
Changes in available-for-sale securities and other		324	49		373
Net loss reclassified from accumulated other comprehensive loss into earnings		6,097	923		7,020
Other comprehensive income		(15,564)	(2,447)		(18,011)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		156,241	(156,241)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(2,445,734)	(370,656)	(1,741)	(2,821,468)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915 and $3,416 attributable to noncontrolling redeemable interests in properties	3,337	2,436,721	369,043	7,911	2,817,012
Balance at December 31, 2018	$42,748	$3,253,933	$492,877	$7,398	$3,796,956
Series J preferred stock premium and amortization	(328)				(328)
Limited partner units exchanged to common units (24,000 units)		253	(253)		—
Stock incentive program (90,902 common units, net)		—			—
Amortization of stock incentive		12,604			12,604
Redemption of limited partner units (43,255 units)		(6,453)	(393)		(6,846)
Treasury unit purchase (2,247,074 units)		(359,773)			(359,773)
Long-term incentive performance units			20,749		20,749
Issuance of unit equivalents and other (16,336 common units)		(32,460)		139	(32,321)
Unrealized loss on hedging activities		(3,553)	(513)		(4,066)
Currency translation adjustments		(1,489)	(361)		(1,850)
Changes in available-for-sale securities and other		623	95		718
Net loss reclassified from accumulated other comprehensive loss into earnings		11,832	1,802		13,634
Other comprehensive income		7,413	1,023		8,436
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		65,821	(65,821)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(2,555,607)	(388,541)	(2,446)	(2,949,931)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915 and a $431 loss attributable to noncontrolling redeemable interests in properties	3,337	2,098,247	318,698	1,422	2,421,704
Balance at December 31, 2019	$42,420	$2,483,978	$378,339	$6,513	$2,911,250

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	Interests	Equity

Issuance of limited partner units (955,705 units)			79,601		79,601
Series J preferred stock premium and amortization	(329)				(329)
Limited partner units exchanged to common units (293,204 units)		2,028	(2,028)		—
Issuance of units related to Simon's public offering of its common stock (22,137,500 units)		1,556,479			1,556,479
Stock incentive program (462,967 common units, net)		—			—
Amortization of stock incentive		11,660			11,660
Redemption of limited partner units (116,658 units)		(15,163)	(943)		(16,106)
Treasury unit purchase (1,245,654 units)		(152,590)			(152,590)
Long-term incentive performance units			2,331		2,331
Issuance of unit equivalents and other (36,252 units and 15,561 common units)		34,071		(3,582)	30,489
Unrealized loss on hedging activities		(92,834)	(13,714)		(106,548)
Currency translation adjustments		22,694	4,594		27,288
Changes in available-for-sale securities and other		162	18		180
Net gain reclassified from accumulated other comprehensive loss into earnings		(93)	(13)		(106)
Other comprehensive income		(70,071)	(9,115)		(79,186)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		(95,755)	95,755		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(1,866,483)	(279,379)	(3,507)	(2,152,706)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915 and a $6,044 loss attributable to noncontrolling redeemable interests in properties	3,337	1,109,227	167,223	1,666	1,281,453
Balance at December 31, 2020	$42,091	$2,997,381	$431,784	$1,090	$3,472,346

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®.  As of December 31, 2020, we owned or held an interest in 203 income-producing properties in the United States, which consisted of 99 malls, 69 Premium Outlets, 14 Mills, four lifestyle centers, and 17 other retail properties in 37 states and Puerto Rico. We also own an 80% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. Internationally, as of December 31, 2020, we had ownership interests in 31 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of December 31, 2020, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 15 countries in Europe.

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

We also consolidate a variable interest entity, or VIE, when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements. There have been no changes during 2020 in previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During the periods presented, we did not provide financial or other support to any identified VIE that we were not contractually obligated to provide.

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

As of December 31, 2020, we consolidated 133 wholly-owned properties and 17 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 84 properties, or the joint venture properties, as well as our investments in Klépierre, HBS Global Properties, or HBS, and TRG, and our retailer investments in Authentic Brands Group LLC, or ABG, Forever 21, J.C. Penney, Rue Gilt Groupe, or RGG, and SPARC Group, formerly known as Aéropostale, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day-to-day operations of 57 of the 84 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Germany, Canada, Spain, Thailand, and the United Kingdom comprise 23 of the remaining 27 properties. These international properties and TRG are managed by joint ventures in which we share control.

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

Our weighted average ownership interest in the Operating Partnership was as follows:

	For the Year Ended
	December 31,
	2020	2019	2018
Weighted average ownership interest	86.9%	86.8%	86.8%

As of December 31, 2020 and 2019, our ownership interest in the Operating Partnership was 87.4% and 86.8%, respectively. We adjust the noncontrolling limited partners’ interest at the end of each period to reflect their interest in the net assets of the Operating Partnership.

Preferred unit requirements in the Operating Partnership’s accompanying consolidated statements of operations and comprehensive income represent distributions on outstanding preferred units and are recorded when declared.

3. Summary of Significant Accounting Policies

Investment Properties

Investment properties consist of the following as of December 31:

	2020	2019
Land	$3,700,023	$3,692,056
Buildings and improvements	33,908,615	33,664,683
Total land, buildings and improvements	37,608,638	37,356,739
Furniture, fixtures and equipment	441,558	447,756
Investment properties at cost	38,050,196	37,804,495
Less — accumulated depreciation	14,891,937	13,905,776
Investment properties at cost, net	$23,158,259	$23,898,719
Construction in progress included above	$773,061	$812,982

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

	For the Year Ended
	December 31,
	2020	2019	2018
Capitalized interest	$22,917	$33,342	$19,871

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

We review investment properties for impairment on a property-by-property basis to identify and evaluate events or changes in circumstances which indicate that the carrying value of investment properties may not be recoverable. These

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

circumstances include, but are not limited to, declines in a property’s operational performance, such as declining cash flows, occupancy or total sales per square foot, the Company’s intent and ability to hold the related asset, and, if applicable, the remaining time to maturity of underlying financing arrangements. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization during the anticipated holding period plus its residual value, and, if applicable, on a probability weighted basis, is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over our estimate of fair value.

We also review our investments, including investments in unconsolidated entities, to identify and evaluate whether events or changes in circumstances indicate that the carrying amount of our investments may not be recoverable. We will record an impairment charge if we determine the fair value of the investment is less than its carrying value and such impairment is other-than-temporary. Our evaluation of changes in economic or operating conditions and whether an impairment is other-than-temporary may include developing estimates of fair value, forecasted cash flows or operating income before depreciation and amortization.

We estimate undiscounted cash flows and fair value using observable and unobservable data such as operating income before depreciation and amortization, hold periods, estimated capitalization and discount rates, or relevant market multiples, leasing prospects and local market information, expected probabilities of outcomes, if applicable, and whether an impairment is other-than-temporary. Changes in economic and operating conditions including, changes in the financial condition of our tenants and changes to our intent and ability to hold the related asset, that occur subsequent to our review of recoverability of investment property and other investments could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.

During the fourth quarter of 2020, we recorded an impairment charge of $34.4 million related to one consolidated property, which is included in (loss) gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net, in the accompanying consolidated statement of operations and comprehensive income.  During the third quarter of 2020, we recorded an other-than-temporary impairment charge of $55.2 million, representing our equity method investment balance in three joint venture properties, which is included in (loss) gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net, in the accompanying consolidated statement of operations and comprehensive income.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of equity instruments, our deferred compensation plan investments, the debt securities of our captive insurance subsidiary, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At December 31, 2020 and 2019, we had equity instruments with readily determinable fair values of $41.9 million and $68.2 million, respectively. Changes in the fair value of these equity instruments are recorded in earnings. Non-cash mark-to-market adjustments related to an investment we hold in units of a publicly traded real estate investment trust are included in unrealized losses in fair value of equity instruments in our consolidated statements of operations and comprehensive income. Non-cash mark-to-market adjustments related to other non-real estate securities with readily determinable fair values for the years ended December 31, 2020, 2019, and 2018 were nil, $5.0 million, and nil, respectively, and these losses were recorded in other expense in our consolidated statements of operations and comprehensive income. At December 31, 2020 and 2019, we had equity instruments without readily determinable fair values of $309.3 million and $295.4 million, respectively, for which we have elected the measurement alternative. We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the years ended December 31, 2020 and 2019.

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

At December 31, 2020 and 2019, we held debt securities of $40.5 million and $52.8 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

The equity instruments with readily determinable fair values we held at December 31, 2020 and 2019 were primarily classified as having Level 1 and Level 2 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts and interest rate swap agreements with an insignificant gross asset balance at December 31, 2020 and $17.5 million at December 31, 2019, and a gross liability balance of $44.6 million and $3.8 million at December 31, 2020 and 2019, respectively.

Note 7 includes a discussion of the fair value of debt measured using Level 2 inputs.  Notes 3 and 4 include discussions of the fair values recorded in purchase accounting using Level 2 and Level 3 inputs.  Level 3 inputs to our purchase accounting and impairment analyses include our estimations of fair value, net operating results of the property, capitalization rates and discount rates.

Gains or losses on Issuances of Stock by Equity Method Investees

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

Segment and Geographic Locations

Our primary business is the ownership, development, and management of premier shopping, dining, entertainment and mixed use real estate. We have aggregated our retail operations, including malls, Premium Outlets, The Mills, and our international investments into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of, and in many cases, the same, tenants.  As of December 31, 2020, approximately 6.9% of our consolidated long-lived assets and 2.4% of our consolidated total revenues were derived from assets located outside the United States.  As of December 31, 2019, approximately 6.2% of our consolidated long-lived assets and 2.9% of our consolidated total revenues were derived from assets located outside the United States.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Deferred Costs and Other Assets

Deferred costs and other assets include the following as of December 31:

	2020	2019
Deferred lease costs, net	$169,651	$209,277
In-place lease intangibles, net	3,905	31,417
Acquired above market lease intangibles, net	31,053	44,337
Marketable securities of our captive insurance companies	40,496	52,760
Goodwill	20,098	20,098
Other marketable and non-marketable securities	351,176	363,554
Prepaids, notes receivable and other assets, net	465,789	492,582
	$1,082,168	$1,214,025

Deferred Lease Costs

Our deferred leasing costs consist primarily of initial direct costs and, prior to the adoption of ASC 842, capitalized salaries and related benefits, in connection with lease originations. We record amortization of deferred leasing costs on a straight-line basis over the terms of the related leases. Details of these deferred costs as of December 31 are as follows:

	2020	2019
Deferred lease costs	$407,288	$443,313
Accumulated amortization	(237,637)	(234,036)
Deferred lease costs, net	$169,651	$209,277

Amortization of deferred leasing costs is a component of depreciation and amortization expense. The accompanying consolidated statements of operations and comprehensive income include amortization of deferred leasing costs as follows:

	For the Year Ended December 31,
	2020	2019	2018
Amortization of deferred leasing costs	$51,349	$57,201	$56,646

Intangibles

The average remaining life of in-place lease intangibles is approximately 2.2 years and is being amortized on a straight-line basis and is included with depreciation and amortization in the consolidated statements of operations and comprehensive income. The fair market value of above and below market leases is amortized into lease income over the remaining lease life as a component of reported lease income. The weighted average remaining life of these intangibles is approximately 2.8 years. The unamortized amount of below market leases is included in accounts payable, accrued expenses, intangibles and deferred revenues in the consolidated balance sheets and was $28.7 million and $44.8 million as of December 31, 2020 and 2019, respectively. The amount of amortization of above and below market leases, net, which increased lease income for the years ended December 31, 2020, 2019, and 2018, was $1.3 million, $1.9 million and $1.0 million, respectively. If a lease is terminated prior to the original lease termination, any remaining unamortized intangible is written off to earnings.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Details of intangible assets as of December 31 are as follows:

	2020	2019
In-place lease intangibles	$173,094	$196,007
Accumulated amortization	(169,189)	(164,590)
In-place lease intangibles, net	$3,905	$31,417

	2020	2019
Acquired above market lease intangibles	$186,620	$252,934
Accumulated amortization	(155,567)	(208,597)
Acquired above market lease intangibles, net	$31,053	$44,337

Estimated future amortization and the increasing (decreasing) effect on lease income for our above and below market leases as of December 31, 2020 are as follows:

	Below	Above	Impact to
	Market	Market	Lease
	Leases	Leases	Income, Net
2021	$8,193	$(11,001)	$(2,808)
2022	5,565	(8,012)	(2,447)
2023	4,224	(5,858)	(1,634)
2024	3,265	(3,981)	(716)
2025	2,322	(1,677)	645
Thereafter	5,122	(524)	4,598
	$28,691	$(31,053)	$(2,362)

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

As of December 31, 2020 and 2019, we had no outstanding interest rate derivatives. We generally do not apply hedge accounting to interest rate caps, which had an insignificant value as of December 31, 2020 and 2019, respectively.

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

The unamortized gain on our treasury locks and terminated hedges recorded in accumulated other comprehensive income was $8.7 million and $10.6 million as of December 31, 2020 and 2019, respectively. Within the next year, we expect to reclassify to earnings approximately $1.0 million of gains related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss).

We are also exposed to foreign currency risk on financings of certain foreign operations. Our intent is to offset gains and losses that occur on the underlying exposers, with gains and losses on the derivative contracts hedging these exposers. We do not enter into either interest rate protection or foreign currency rate protection agreements for speculative purposes.

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

We had the following Euro:USD forward contracts designated as net investment hedges at December 31, 2020 and 2019 (in millions):

		Asset (Liability) Value as of
		December 31,	December 31,
Notional Value	Maturity Date	2020	2019
€50.0	March 20, 2020	—	(0.5)
€50.0	March 20, 2020	—	(0.5)
€50.0	March 20, 2020	—	(0.5)
€50.0	May 15, 2020	—	1.5
€100.0	June 18, 2020	—	(0.6)
€90.0	June 18, 2020	—	(0.5)
€100.0	December 18, 2020	—	(0.6)
€100.0	December 18, 2020	—	(0.6)
€100.0	March 24, 2021	(3.9)	—
€100.0	March 24, 2021	(3.8)	—
€50.0	March 24, 2021	(2.3)	—
€50.0	March 24, 2021	(2.2)	—
€50.0	May 14, 2021	(2.2)	—
€50.0	May 14, 2021	(2.2)	—
€41.0	May 14, 2021	(1.9)	—
€20.0	May 14, 2021	(1.7)	—
€50.0	May 14, 2021	(2.1)	1.3
€50.0	May 14, 2021	(6.4)	—
€30.0	May 14, 2021	(2.6)	—
€60.0	December 20, 2021	(4.2)	—
€60.0	December 20, 2021	(4.1)	—
€30.0	December 20, 2021	(2.2)	—
€50.0	July 15, 2021	(0.1)	—
€50.0	July 15, 2021	(0.1)	—
€50.0	July 15, 2021	(0.1)	—
€50.0	July 15, 2021	—	—
€50.0	July 15, 2021	—	—
€61.0	September 17, 2021	(1.3)	—
€61.0	September 17, 2021	(1.2)	—

Asset balances in the above table are included in deferred costs and other assets. Liability balances in the above table are included in other liabilities.

We used a Euro-denominated cross-currency swap agreement to manage our exposure to changes in foreign exchange rates by swapping $150.0 million of 4.38% fixed rate U.S. dollar-denominated debt to 1.37% fixed rate Euro-denominated debt of €121.6 million. The cross-currency swap matured on December 1, 2020. The fair value of our cross-currency swap agreement on the settlement date was $4.1 million and at December 31, 2019 was $14.7 million, and is included in deferred costs and other assets.

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

The total accumulated other comprehensive income (loss) related to Simon’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was ($53.2) million and $41.2 million as of December 31, 2020 and 2019, respectively. The total accumulated other comprehensive income (loss) related to the Operating Partnership’s derivative activities, including our share of the other comprehensive income from unconsolidated entities, was ($60.9) million and $47.5 million as of December 31, 2020 and 2019, respectively.

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows as of December 31:

$(

	2020	2019
Limited partners’ interests in the Operating Partnership	$431,784	$378,339
Nonredeemable noncontrolling interests in properties, net	1,090	6,513
Total noncontrolling interests reflected in equity	$432,874	$384,852

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

Accumulated Other Comprehensive Income (Loss)

Simon

The total accumulated other comprehensive income (loss) related to Simon’s currency translation adjustment was ($136.2) million, ($160.4) million and ($158.9) million as of December 31, 2020, 2019 and 2018, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of December 31:

	2020	2019	2018	Affected line item where net income is presented
Currency translation adjustments	$(1,739)	$—	$—	Other income
	219	—	—	Net income attributable to noncontrolling interests
	$(1,520)	$—	—

Accumulated derivative gains (losses), net	$1,845	$(2,782)	$(7,020)	Interest expense
	—	(10,852)	—	Loss on extinguishment of debt
	(232)	1,802	923	Net income attributable to noncontrolling interests
	$1,613	$(11,832)	$(6,097)

The Operating Partnership

The total accumulated other comprehensive income (loss) related to the Operating Partnership’s currency translation adjustment was ($155.8) million, ($184.8) million and ($183.0) million as of December 31, 2020, 2019 and 2018, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of December 31:

	2020	2019	2018	Affected line item where net income is presented
Currency translation adjustments	$(1,739)	$—	$—	Other income

Accumulated derivative gains (losses), net	$1,845	$(2,782)	$(7,020)	Interest expense
	—	(10,852)	—	Loss on extinguishment of debt
	$1,845	$(13,634)	$(7,020)

Revenue Recognition

We, as a lessor, retain substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases. We accrue fixed lease income on a straight-line basis over the terms of the leases when we believe substantially all lease income, including the related straight-line rent receivable, is probable of collection. Substantially all of our retail tenants are also required to pay overage rents based on sales over a stated base amount during the lease year. We recognize this variable lease consideration only when each tenant’s sales exceed the applicable sales threshold. We amortize any tenant inducements as a reduction of lease income utilizing the straight-line method over the term of the related lease or occupancy term of the tenant, if shorter.

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

In April 2020, the FASB staff released guidance focused on treatment of concessions related to the effects of COVID-19 on the application of lease modification guidance in Accounting Standards Codification (ASC) 842, “Leases.” The guidance provides a practical expedient to forgo the associated reassessments required by ASC 842 when changes to a lease result in similar or lower future consideration.  We have elected to generally account for rent abatements as negative variable lease consideration in the period granted, or in the period we determine we expect to grant an abatement. Further abatements granted in the future will reduce lease income in the period we grant, or determine we expect to grant, an abatement.

We have agreed to deferral or abatement arrangements with a number of our tenants as a result of the COVID-19 pandemic. Discussions with our tenants are ongoing and may result in further rent deferrals, lease amendments, abatements and/or lease terminations, as we deem appropriate on a case-by-case basis based on each tenant's unique financial and operating situation. In addition, uncollected rent due from certain of our tenants is subject to ongoing litigation, the outcome of which may affect our ability to collect in full the associated outstanding receivable balances.

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

Revenues from insurance premiums charged to unconsolidated properties are recognized on a pro-rata basis over the terms of the policies. Insurance losses on these policies and our self-insurance for our consolidated properties are reflected in property operating expenses in the accompanying consolidated statements of operations and comprehensive income and include estimates for losses incurred but not reported as well as losses pending settlement. Estimates for losses are based on evaluations by third-party actuaries and management’s estimates. Total insurance reserves for our insurance subsidiaries and other self-insurance programs as of December 31, 2020 and 2019 approximated $71.6 million and $74.5 million, respectively, and are included in other liabilities in the consolidated balance sheets. Information related to the securities included in the investment portfolio of our captive insurance subsidiary is included within the “Equity Instruments and Debt Securities” section above.

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

As of December 31, 2020 and 2019, we had net deferred tax liabilities of $251.1 million and $257.7 million, respectively, which primarily relate to the temporary differences between the carrying value of balance sheet assets and liabilities and their tax bases. These differences were primarily created through the consolidation of various European assets in 2016. Additionally, we have deferred tax liabilities related to our TRSs, consisting of operating losses and other carryforwards for U.S. federal income tax purposes as well as the timing of the deductibility of losses or reserves from insurance subsidiaries, though these amounts are not material to the financial statements. The net deferred tax liability is included in other liabilities in the accompanying consolidated balance sheets.

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

4. Real Estate Acquisitions and Dispositions

We acquire interests in properties to generate both current income and long-term appreciation in value. We acquire interests in individual properties or portfolios of real estate companies that meet our investment criteria and sell properties which no longer meet our strategic criteria. Unless otherwise noted below, gains and losses on these transactions are included in gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during 2020, 2019, and 2018.

Our acquisition and disposition activity for the periods presented are as follows:

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

2020 Dispositions

On October 1, 2020, we disposed of our interest in one consolidated retail property. A portion of the gross proceeds on this transaction of $33.4 million was used to partially repay a cross-collateralized mortgage. Our share of the $12.3

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

million gain is included in (loss) gain on sale or disposed of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statement of operation and comprehensive income.

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

Simon

	For the Year Ended December 31,
	2020	2019	2018
Net Income attributable to Common Stockholders — Basic and Diluted	$1,109,227	$2,098,247	$2,436,721
Weighted Average Shares Outstanding — Basic and Diluted	308,737,625	307,950,112	309,627,178

For the year ended December 31, 2020, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the years ended December 31, 2020, 2019, and 2018. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared. On December 15, 2020, Simon’s Board of Directors declared a quarterly cash dividend for the fourth quarter of 2020 of $1.30 per share, payable on January 22, 2021 to shareholders of record on December 24, 2020. At December 31, 2020, we accrued the fourth quarter dividend of $486.9 million, recorded in dividends payable in the accompanying consolidated balance sheet, which was paid in cash on January 22, 2021.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

The Operating Partnership

	For the Year Ended December 31,
	2020	2019	2018
Net Income attributable to Unitholders — Basic and Diluted	$1,276,450	$2,416,945	$2,805,764
Weighted Average Units Outstanding — Basic and Diluted	355,281,882	354,724,019	356,520,452

For the year ended December 31, 2020, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the years ended December 31, 2020, 2019, and 2018. We accrue distributions when they are declared. On December 15, 2020, Simon’s Board of Directors declared a quarterly cash distribution for the fourth quarter of 2020 of $1.30 per unit, payable on January 22, 2021 to unitholders of record on December 24, 2020. At December 31, 2020, we accrued the fourth quarter distribution of $486.9 million, recorded in distributions payable in the accompanying consolidated balance sheet, which was paid in cash on January 22, 2021.

The taxable nature of the dividends declared and Operating Partnership distributions declared for each of the years ended as indicated is summarized as follows:

	For the Year Ended December 31,
	2020	2019	2018
Total dividends/distributions paid per common share/unit	$6.00	$8.30	$7.90
Percent taxable as ordinary income	97.40%	100.00%	96.20%
Percent taxable as long-term capital gains	2.60%	0.00%	3.80%
	100.00%	100.00%	100.00%

6. Investments in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in Note 2, we held joint venture interests in 84 properties as of December 31, 2020 and 82 properties as of December 31, 2019.

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

We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of December 31, 2020 and 2019, we had construction loans and other advances to these related parties totaling $88.4 million and $78.4 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

Unconsolidated Entity Transactions

On December 29, 2020, we completed the acquisition of an 80% noncontrolling ownership interest in TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. Under the terms of the transaction, we, through the Operating Partnership, acquired all of Taubman Centers, Inc., or Taubman, common stock for $43.00 per share

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

in cash. Total consideration for the acquisition, including the redemption of Taubman’s $192.5 million 6.5% Series J Cumulative Preferred Shares and its $170.0 million 6.25% Series K Cumulative Preferred Shares, and the issuance of 955,705 Operating Partnership units, was approximately $3.5 billion.  Our investment includes the 6.38% Series A Cumulative Redeemable Preferred Units for $362.5 million issued to us.  The purchase price allocations are preliminary and subject to revision within the measurement period, not to exceed one year from the date of acquisition.  Substantially all of our investment has preliminarily been determined to relate to investment property based on estimated fair values at the acquisition date.

On December 7, 2020, we and a group of co-investors acquired certain assets and liabilities of J.C. Penney, a department store retailer, out of bankruptcy. Our non-controlling interest in the venture is 41.67% and was acquired for cash consideration of $125.0 million. The purchase price allocations are preliminary and subject to revision within the measurement period, not to exceed one year from the date of acquisition.

In the third quarter of 2020, we recorded an other-than-temporary impairment charge of $55.2 million, representing our equity method investment balance in three joint venture properties, which is included in (loss) gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net, in the accompanying consolidated statement of operations and comprehensive income.

On February 19, 2020, we and a group of co-investors acquired certain assets and liabilities of Forever 21, a retailer of apparel and accessories, out of bankruptcy. The interest was acquired through two separate joint ventures, a licensing venture and an operating venture. Our noncontrolling interest in each of the retail operations venture and in the licensing venture is 37.5%. Our aggregate investment in the ventures was $67.6 million. In connection with the acquisition of our interest, the Forever 21 joint venture recorded a non-cash bargain purchase gain in the second quarter of which our share of $35.0 million pre-tax is included in income from unconsolidated entities in the consolidated statement of operations and comprehensive income.

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

As of December 31, 2020 and 2019, we had an 11.7%legal noncontrolling equity interest in HBS, a joint venture we formed with Hudson’s Bay Company. In the third quarter of 2020, we recorded an other-than-temporary impairment charge of $36.1 million, which is included in (loss) gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net, in the accompanying consolidated statement of operations and comprehensive income, to reduce our investment in HBS to its estimated fair value. In the fourth quarter of 2019, we recorded an impairment charge of $47.2 million to reduce our investment in HBS to its estimated fair value. During the fourth quarter of 2018, our interest in the German department store properties was sold to Hudson’s Bay Company and SIGNA Retail Holdings resulting in a gain of $91.1 million. These amounts are included in (loss) gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the consolidated statements of operations and comprehensive income.

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

In May 2017, Colorado Mills, a property in which we have a noncontrolling 37.5% interest, sustained significant hail damage.  During the second quarter of 2017, the property recorded an impairment charge of approximately $32.5 million based on the net carrying value of the assets damaged, which was fully offset by anticipated insurance recoveries.  For the year ended December 31, 2020, the property had received business interruption insurance proceeds and also property damage proceeds of $1.1 million. For the year ended December 31, 2019, the property had received business interruption proceeds and also property damage proceeds of $67.9 million, which resulted in the property recording a $3.0 million gain in 2019. For the year ended December 31, 2018, the property had received business interruption proceeds and also property damage proceeds of $65.9 million, which resulted in the property recording a $33.4 million gain in 2018.  For the periods ended December 31, 2019 and 2018, respectively, our $1.1 million and $12.5 million share of the gain is reflected within the (loss) gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

In 2016, we and a group of co-investors acquired certain assets and liabilities of Aéropostale, a retailer of apparel and accessories, out of bankruptcy and subsequently renamed SPARC Group.  The interests were acquired through two separate joint ventures, a licensing venture and an operating venture.  In April 2018, we contributed our entire interest in the licensing venture in exchange for additional interests in ABG, a brand development, marketing, and entertainment company.  As a result, we recognized a $35.6 million non-cash gain representing the increase in value of our previously held interest in the licensing venture, which is included in other income in the accompanying consolidated statements of operations and comprehensive income. In January 2020, we acquired additional interests of 5.05% and 1.37% in SPARC Group and ABG, respectively, for $6.7 million and $33.5 million, respectively. During the third quarter of 2020, SPARC acquired certain assets and operations of Brooks Brothers and Lucky Brands out of bankruptcy. At December 31, 2020, our noncontrolling equity method interests in the operations venture of SPARC Group and in ABG were 50.0% and 6.8%, respectively.

International Investments

We conduct our international operations primarily through joint venture arrangements and account for the majority of these international joint venture investments using the equity method of accounting.

European Investments

At December 31, 2020, we owned 63,924,148 shares, or approximately 22.4%, of Klépierre, which had a quoted market price of $22.55 per share, which is below our carrying value. We have evaluated this investment and believe that the impairment is not other-than-temporary. Our share of net income, net of amortization of our excess investment, was $26.5 million, $145.2 million and $98.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP, Klépierre’s total assets, total liabilities, and noncontrolling interests were $20.9 billion, $14.4 billion, and $1.4 billion, respectively, as of December 31, 2020 and $19.6 billion, $12.9 billion, and $1.3 billion, respectively, as of December 31, 2019. Klépierre’s total revenues, operating income before other items and consolidated net income were approximately $1.3 billion, $327.3 million and $211.2 million, respectively, for the year ended December 31, 2020, $1.5 billion, $626.3 million and $655.5 million, respectively, for the year ended December 31, 2019, and $1.6 billion, $670.4 million and $693.0 million, respectively, for the year ended December 31, 2018.

During the year ended December 31, 2020, we recorded a $4.3 million net loss related to the impairment and disposition of certain assets of Klépierre. During the years ended December 31, 2019 and 2018, Klépierre completed the disposal of its interests in certain shopping centers and we recorded gains of $58.6 million and $20.2 million, respectively. These transactions are included in (loss) gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

We have an interest in a European investee that had interests in ten Designer Outlet properties as of December 31, 2020 and nine Designer Outlet properties as of December 31, 2019 and 2018, respectively, in each case, six of which are consolidated by us. As of December 31, 2020, our legal percentage ownership interests in these properties ranged from 45% to 94%. Due to certain redemption rights held by our venture partner, which will require us to purchase their interests under certain circumstances, the noncontrolling interest is presented (i) in the accompanying Simon consolidated balance sheets outside of equity in limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties and (ii) in the accompanying Operating Partnership consolidated balance sheets within preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties.

In addition, we have a 50.0% noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we also have a direct minority ownership in three of those outlets. At December 31, 2020 and 2019, the carrying value of these equity instruments without readily determinable fair values was $140.8 million and is included in deferred costs and other assets.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40%noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $216.8 million and $212.1 million as of December 31, 2020 and 2019, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $184.7 million and $173.9 million as of December 31, 2020 and 2019, respectively, including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

A summary of the combined balance sheets and statements of operations of our equity method investments and share of income from such investments, excluding our investments in HBS, Klépierre, and TRG as well as our retailer investments in ABG, Forever 21, J.C. Penney, RGG and SPARC Group, follows.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

COMBINED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
Assets:
Investment properties, at cost	$20,079,476	$19,525,665
Less - accumulated depreciation	8,003,863	7,407,627
	12,075,613	12,118,038
Cash and cash equivalents	1,169,422	1,015,864
Tenant receivables and accrued revenue, net	749,231	510,157
Right-of-use assets, net	185,598	185,302
Deferred costs and other assets	380,087	384,663
Total assets	$14,559,951	$14,214,024
Liabilities and Partners’ Deficit:
Mortgages	$15,569,485	$15,391,781
Accounts payable, accrued expenses, intangibles, and deferred revenue	969,242	977,112
Lease liabilities	188,863	186,594
Other liabilities	426,321	338,412
Total liabilities	17,153,911	16,893,899
Preferred units	67,450	67,450
Partners’ deficit	(2,661,410)	(2,747,325)
Total liabilities and partners’ deficit	$14,559,951	$14,214,024
Our Share of:
Partners’ deficit	$(1,130,713)	$(1,196,926)
Add: Excess Investment	1,399,757	1,525,903
Our net Investment in unconsolidated entities, at equity	$269,044	$328,977

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

As of December 31, 2020, scheduled principal repayments on these joint venture properties’ mortgage indebtedness, assuming the obligations remain outstanding through the initial maturities, are as follows:

2021	$2,435,875
2022	2,039,830
2023	1,393,115
2024	2,407,930
2025	1,771,762
Thereafter	5,551,458
Total principal maturities	15,599,970
Debt issuance costs	(30,485)
Total mortgages	$15,569,485

This debt becomes due in installments over various terms extending through 2035 with interest rates ranging from 0.16% to 9.98% and a weighted average interest rate of 3.79% at December 31, 2020.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

COMBINED STATEMENTS OF OPERATIONS

	December 31,
	2020	2019	2018
REVENUE:
Lease income	$2,544,134	$3,088,594	$3,045,668
Other income	300,634	322,398	326,575
Total revenue	2,844,768	3,410,992	3,372,243
OPERATING EXPENSES:
Property operating	519,979	587,062	590,921
Depreciation and amortization	692,424	681,764	652,968
Real estate taxes	262,351	266,013	259,567
Repairs and maintenance	68,722	85,430	87,408
Advertising and promotion	67,434	89,660	87,349
Other	163,710	196,178	187,292
Total operating expenses	1,774,620	1,906,107	1,865,505
Operating Income Before Other Items	1,070,148	1,504,885	1,506,738
Interest expense	(616,332)	(636,988)	(663,693)
Gain on sale or disposal of assets and interests in unconsolidated entities, net	—	24,609	33,367
Net Income	$453,816	$892,506	$876,412
Third-Party Investors’ Share of Net Income	$226,364	$460,696	$436,767
Our Share of Net Income	$227,452	$431,810	$439,645
Amortization of Excess Investment	(82,097)	(83,556)	(85,252)
Our Share of Gain on Sale or Disposal of Assets and Interests in Other Income in the Consolidated Financial Statements	—	(9,156)	—
Our Share of Gain on Sale or Disposal of, or Recovery on, Assets and Interests in Unconsolidated Entities, net	—	(1,133)	(12,513)
Income from Unconsolidated Entities	$145,355	$337,965	$341,880

Our share of income from unconsolidated entities in the above table, aggregated with our share of results from our investments in HBS, Klépierre, and TRG as well as our retailer investments in ABG, Forever 21,  J.C. Penney, RGG, and SPARC Group, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.  Unless otherwise noted, our share of the gain (loss) on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net is reflected within gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

7. Indebtedness

Our mortgages and unsecured indebtedness, excluding the impact of derivative instruments, consist of the following as of December 31:

	2020	2019
Fixed-Rate Debt:
Mortgage notes, including $3,348 and $6,775 of net premiums and $15,237 and $15,195 of debt issuance costs, respectively. Weighted average interest and maturity of 3.84% and 4.1 years at December 31, 2020.	$5,803,718	$6,156,595
Unsecured notes, including $22,470 and $54,976 of net discounts and $74,622 and $70,297 of debt issuance costs, respectively. Weighted average interest and maturity of 2.98% and 7.3 years at December 31, 2020.	16,985,990	15,747,267
Commercial Paper (see below)	623,020	1,327,050
Total Fixed-Rate Debt	23,412,728	23,230,912
Variable-Rate Debt:
Mortgages notes, including $7,102 and $4,721 of debt issuance costs, respectively. Weighted average interest and maturity of 2.19% and 2.3 years at December 31, 2020.	1,137,034	751,130
Credit Facilities (see below), including $16,171 and $11,067 of debt issuance costs, respectively, at December 31, 2020.	2,108,829	113,933
Total Variable-Rate Debt	3,245,863	865,063
Other Debt Obligations	64,770	67,255
Total Mortgages and Unsecured Indebtedness	$26,723,361	$24,163,230

General.  Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of December 31, 2020, we were in compliance with all covenants of our unsecured debt.

At December 31, 2020, our consolidated subsidiaries were the borrowers under 46 non-recourse mortgage notes secured by mortgages on 49 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At December 31, 2020, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Unsecured Debt

At December 31, 2020, our unsecured debt consisted of $17.1 billion of senior unsecured notes of the Operating Partnership, $125.0 million outstanding under the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, $2.0 billion outstanding under the $2.0 billion delayed-draw term loan facility, or Term Facility, and $623.0 million outstanding under the Operating Partnership’s global unsecured commercial paper program, or Commercial Paper program.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

On March 16, 2020, the Operating Partnership replaced in its entirety its existing $4.0 billion unsecured revolving credit facility by entering into an unsecured credit facility comprised of (i) an amendment and extension of the Credit Facility and (ii) the Term Facility, or together with the Credit Facility and the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, the Facilities. The Credit Facility and the Term Facility can be increased in the form of either additional commitments under the Credit Facility or incremental term loans under the Term Facility in an aggregate amount for all such increases not to exceed $1.0 billion, for a total aggregate size of $7.0 billion, in each case, subject to  obtaining additional lender commitments and satisfying certain customary conditions precedent.  Borrowings may be denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 95% of the maximum revolving credit amount, as defined. The initial maturity date of the Term Facility and Credit Facility are June 30, 2022 and June 30, 2024, respectively. Each of the Term Facility and Credit Facility can be extended for two additional six-month periods to June 30, 2023 and June 30, 2025, respectively, at our sole option, subject to satisfying certain customary conditions precedent. The Term Facility was available via a single draw during the nine-month period following March 16, 2020, which the Operating Partnership drew on December 15, 2020.

Borrowings under the Credit Facility bear interest, at the Operating Partnership’s election, at either (i) LIBOR plus a margin determined by the Operating Partnership’s corporate credit rating of between 0.65% and 1.40% or (ii) the base rate (which rate is equal to the greatest of the prime rate, the federal funds effective rate plus 0.50% or LIBOR plus 1.00%) (the “Base Rate”), plus a margin determined by the Operating Partnership’s corporate credit rating of between 0.000% and 0.40%. The Credit Facility includes a facility fee determined by the Operating Partnership’s corporate credit rating of between 0.10% and 0.30% on the aggregate revolving commitments under the Credit Facility. The Credit Facility contains a money market competitive bid option program that allows the Operating Partnership to hold auctions to achieve lower pricing for short-term borrowings. Borrowings under the Term Facility bear interest, at the Operating Partnership’s election, at either (i) LIBOR plus a margin determined based on the Operating Partnership’s corporate credit rating of between 0.725% and 1.60% or (ii) the base rate (equal to the greatest of the prime rate, the federal funds effective rate plus 0.50% or LIBOR plus 1.00%) plus a margin determined by the Operating Partnership’s corporate credit rating of between 0.00% and 0.60%.  The Term Facility includes a ticking fee equal to 0.10% of the unused term loan commitment under the Term Facility, which ticking fee shall commence accruing on the date that is forty-five days after the closing of the Term Facility.

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

On December 31, 2020, we had an aggregate available borrowing capacity of $6.7 billion under the Facilities. The maximum aggregate outstanding balance under the Facilities during the year ended December 31, 2020 was $3.9 billion and the weighted average outstanding balance was $1.8 billion. Letters of credit of $12.3 million were outstanding under the Facilities as of December 31, 2020.

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness.  The Commercial Paper program is supported by the Credit Facility and the Supplemental Facility, or together the Credit Facilities, and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On December 31, 2020, we had $623.0 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar denominated notes with a weighted average interest rate of 0.29%.  These borrowings have a weighted average maturity date of February 19, 2021 and reduce amounts otherwise available under the Credit Facilities.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

On July 9, 2020, the Operating Partnership completed the issuance of the following senior unsecured notes: $500.0 million with a fixed interest rate of 3.50%, $750 million with a fixed interest rate of 2.650%, and $750 million with a fixed interest rate of 3.80%, with maturity dates of September 2025 (the “2025” Notes”), June 2030, and June 2050, respectively. The 2025 Notes were issued as additional notes under an indenture pursuant to which the Operating Partnership previously issued $600 million principal amount of 3.50% senior notes due September 2025 on August 17, 2015. Proceeds from the unsecured notes offering funded the optional redemption at par of senior unsecured notes in July and August 2020, as discussed below, and repaid a portion of the indebtedness under the Facilities.

On July 10, 2020 the Operating Partnership repaid $1.75 billion under the Credit Facility and $750.0 million under the Supplemental Facility.

On July 22, 2020, the Operating Partnership completed the optional redemption at par of its $500 million 2.50% notes due September 1, 2020.

On August 6, 2020 the Operating Partnership completed the optional redemption at par of its €375 million 2.375% notes due October 2, 2020.

On January 21, 2021 the Operating Partnership completed the issuance of the following senior unsecured notes: $800 million with a fixed interest rate of 1.750%, and $700 million with a fixed interest rate of 2.20%, with maturity dates of January 2028 and 2031, respectively.

On January 27, 2021 the Operating Partnership completed the planned optional redemption of its $550 million 2.50% notes due on July 15, 2021, including the make-whole amount. Further, on February 2, 2021 the Operating Partnership repaid $750 million under the Term Facility.

On October 7, 2019 the Operating Partnership completed the early redemption of its $900 million 4.375% notes due March 1, 2021, $700 million 4.125% notes due December 1, 2021, $600 million 3.375% notes due March 15, 2022 and €375 million of the €750 million 2.375% notes due October 2, 2020. We recorded a $116.3 million loss on extinguishment of debt in the fourth quarter of 2019 as a result of the early redemption.

Mortgage Debt

Total mortgage indebtedness was $7.0 billion and $6.9 billion at December 31, 2020 and 2019, respectively.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Debt Maturity and Other

Our scheduled principal repayments on indebtedness as of December 31, 2020, assuming the obligations remain outstanding through the initial maturities, are as follows:

2021	$2,322,729	(1)
2022	2,837,586
2023	3,827,278
2024	2,929,639
2025	3,105,056
Thereafter	11,768,557
Total principal maturities	26,790,845
Net unamortized debt premium	35,077
Net unamortized debt discount	(54,199)
Debt issuance costs, net	(113,132)
Other Debt Obligations	64,770
Total mortgages and unsecured indebtedness	$26,723,361

(1)	Includes $623.0 million in Global Commercial Paper.

Our cash paid for interest in each period, net of any amounts capitalized, was as follows:

	For the Year Ended December 31,
	2020	2019	2018
Cash paid for interest	$754,306	$803,728	$811,971

Debt Issuance Costs

Our debt issuance costs consist primarily of financing fees we incurred in order to obtain long-term financing. We record amortization of debt issuance costs on a straight-line basis over the terms of the respective loans or agreements. Details of those debt issuance costs as of December 31 are as follows:

	2020	2019
Debt issuance costs	$202,859	$187,514
Accumulated amortization	(89,727)	(86,234)
Debt issuance costs, net	$113,132	$101,280

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

	For the Year Ended December 31,
	2020	2019	2018
Amortization of debt issuance costs	$23,076	$21,499	$21,445
Amortization of debt discounts/(premiums)	174	1,571	1,618

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Fair Value of Debt

The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and unsecured indebtedness including commercial paper was $23.4 billion and $23.2 billion as of December 31, 2020 and 2019, respectively. The fair values of these financial instruments and the related discount rate assumptions as of December 31 are summarized as follows:

	December 31,	December 31,
	2020	2019
Fair value of consolidated fixed rate mortgages and unsecured indebtedness (in millions)	$25,327	$23,231
Weighted average discount rates assumed in calculation of fair value for fixed rate mortgages	2.41%	3.75%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	2.63%	3.67%

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

Common Stock and Unit Issuances and Repurchases

In 2020, Simon issued 293,204 shares of common stock to 20 limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. During the year ended December 31, 2020, the Operating Partnership redeemed 116,658 units from four limited partners for $16.1 million in cash.  In 2019, Simon issued 24,000 shares of common stock to a limited partner of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. During the year ended December 31, 2019, the Operating Partnership redeemed 43,255 units from nine limited partners for $6.8 million in cash.  These transactions increased Simon’s ownership interest in the Operating Partnership.

On December 29, 2020, the Operating Partnership issued 955,705 units in connection with the acquisition of an 80% ownership interest in TRG, as discussed in Note 6.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

On November 18, 2020, we issued 22,137,500 shares of common stock in a public offering at a price of $72.50 per share, before underwriting discounts and commissions.  A portion of the $1.6 billion proceeds from the offering, net of issue costs, were used to fund the Operating Partnership’s acquisition of an 80% ownership interest in TRG.

On September 25, 2018, the Operating Partnership issued 475,183 units in connection with the acquisition of the remaining 50% interest in The Outlets at Orange, as discussed in Note 4.

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  On February 11, 2019, Simon's Board of Directors authorized a new common stock repurchase plan.  Under the program, the Company could purchase up to $2.0 billion of its common stock during the two-year period ending February 11, 2021.  Simon may repurchase the shares in the open market or in privately negotiated transactions as market conditions warrant.  During the year ended December 31, 2020, Simon purchased 1,245,654 shares at an average price of $122.50 per share.  During the year ended December 31, 2019, Simon purchased 2,247,074 shares at an average price of $160.11 per share, of which 46,377 shares at an average price of $164.49 were purchased as part of the previous program.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

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

The remaining noncontrolling interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control, are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date. Changes in the redemption value of the underlying noncontrolling interest are recorded and presented within accumulated deficit in the consolidated statements of equity in the line issuance of unit equivalents and other. There were no noncontrolling interests redeemable at amounts in excess of fair value as of December 31, 2020 and 2019. The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as of December 31.

	2020	2019
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	160,355	193,524
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$185,892	$219,061

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

In the event of the death of a holder of the preferred units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the holder may require the Operating Partnership to redeem the preferred units at the same redemption price payable at the option of the Operating Partnership in either cash or shares of common stock.  These preferred units have a carrying value of $25.5 million and are included in limited partners’ preferred interest in the Operating Partnership in the consolidated balance sheets at December 31, 2020 and 2019.

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

Noncontrolling Redeemable Interests in Properties   Redeemable instruments, which typically represent the remaining noncontrolling interests in a property or portfolio of properties, and which are redeemable at the option of the holder or in circumstances that may be outside our control, are accounted for as temporary equity.  The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within equity and are presented in the consolidated statements of equity in the line issuance of unit equivalents and other.  There are no noncontrolling interests redeemable at amounts in excess of fair value as of December 31, 2020 and 2019.  The following table summarizes the preferred units and the amount of the noncontrolling redeemable interests in properties as of December 31.

	2020	2019
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests in properties	160,355	193,524
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$185,892	$219,061

7.50% Cumulative Redeemable Preferred Units   The 7.50% preferred units accrue cumulative quarterly distributions at a rate of $7.50 annually.  We may redeem the preferred units upon the death of the survivor of the original holders, or the transfer of any preferred units to any person or entity other than the persons or entities entitled to the benefits of the original holder.  The redemption price is the liquidation value ($100.00 per preferred unit) plus accrued and unpaid distributions, payable either in cash or fully registered shares of common stock of Simon at our election.  In the event of the death of a holder of the 7.5% preferred units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the holder may require the Operating Partnership to redeem the preferred units at the same redemption price payable at the Operating Partnership’s option in either cash or fully registered shares of common stock of Simon.  These preferred units have a carrying value of $25.5 million and are included in preferred units, at liquidation value in the consolidated balance sheets at December 31, 2020 and 2019.

Permanent Equity

Simon

Preferred Stock.  Dividends on all series of preferred stock are calculated based upon the preferred stock’s preferred return multiplied by the preferred stock’s corresponding liquidation value. The Operating Partnership pays preferred distributions to Simon equal to the dividends Simon pays on the preferred stock issued.

Series J 8 3/8% Cumulative Redeemable Preferred Stock.  Dividends accrue quarterly at an annual rate of 8 3/8% per share. Simon can redeem this series, in whole or in part, on or after October 15, 2027 at a redemption price of $50.00 per share, plus accumulated and unpaid dividends. This preferred stock was issued at a premium of $7.5 million. The

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

unamortized premium included in the carrying value of the preferred stock at December 31, 2020 and 2019 was $2.2 million and $2.6 million, respectively.

The Operating Partnership

Series J 8 3/8% Cumulative Redeemable Preferred Units.     Distributions accrue quarterly at an annual rate of 8 3/8% per unit on the Series J 8 3/8% preferred units, or Series J preferred units.  Simon owns all of the Series J preferred units which have the same economic rights and preferences of an outstanding series of Simon preferred stock.  The Operating Partnership can redeem this series, in whole or in part, when Simon can redeem the related preferred stock, on and after October 15, 2027 at a redemption price of $50.00 per unit, plus accumulated and unpaid distributions. The Series J preferred units were issued at a premium of $7.5 million.  The unamortized premium included in the carrying value of the preferred units at December 31, 2020 and 2019 was $2.2 million and $2.6 million, respectively.  There are 1,000,000 Series J preferred units authorized and 796,948 Series J preferred units issued and outstanding.

Other Equity Activity

The Simon Property Group 1998 Stock Incentive Plan, as amended.  This plan, or the 1998 plan, provides for the grant of equity-based awards with respect to the equity of Simon in the form of options to purchase shares, stock appreciation rights, restricted stock grants and performance-based unit awards. No options have been granted to executives or other employees since 2001, however options may be granted which are qualified as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code and options which are not so qualified. An aggregate of 16,300,000 shares of common stock have been reserved for issuance under the 1998 plan.

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

We recorded compensation expense, net of capitalization and forfeitures, related to LTIP programs of approximately $1.9 million, $15.8 million, and $12.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Restricted Stock and Restricted Stock Units.  The 1998 and 2019 plans also provide for shares of restricted stock to be granted to certain employees at no cost to those employees, subject to achievement of individual performance and certain financial and return-based performance measures established by the Compensation Committee related to the most recent year’s performance. Once granted, the shares of restricted stock then vest annually over a three-year or a four-year period (as defined in the award). The cost of restricted stock grants, which is based upon the stock’s fair market value on the grant date, is recognized as expense ratably over the vesting period. Through December 31, 2020 a total of 5,858,453 shares of restricted stock, net of forfeitures, have been awarded under the 1998 plan, and 481,837 shares of restricted stock and restricted stock units have been awarded under the 2019 plan.

During 2020, the Compensation Committee established a one-time grant of 312,263 time-based restricted stock units under the 2019 Plan at a weighted average fair market value of $84.37 per share.  These awards will vest, subject to the grantee's continued service on each applicable vesting date, in one-third increments on January 1, 2022, January 1,

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

2023, and January 1, 2024.  The grant date fair value of the awards of $26.3 million is being recognized as expense over the three-year vesting service period.

Information regarding restricted stock awards is summarized in the following table for each of the years presented:

	For the Year Ended
	December 31,
	2020	2019	2018
Shares of restricted stock awarded during the year, net of forfeitures	462,966	90,902	51,756
Weighted average fair value of shares granted during the year	$73.28	$181.94	$153.24
Annual amortization	$11,660	$12,604	$12,029

We recorded compensation expense, net of capitalization, related to restricted stock for employees and non-employee directors of approximately $10.3 million, $11.0 million, and $7.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Exchange Rights

Simon

Limited partners in the Operating Partnership have the right to exchange all or any portion of their units for shares of common stock on a one-for-one basis or cash, as determined by Simon’s Board of Directors. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of Simon’s common stock at that time. At December 31, 2020, Simon had reserved 54,751,265 shares of common stock for possible issuance upon the exchange of units, stock options and Class B common stock.

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

9. Lease Income

As discussed in Note 3, fixed lease income under our operating leases includes fixed minimum lease consideration and fixed CAM reimbursements recorded on a straight-line basis.  Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, utilities, marketing, and certain other items including negative variable lease income as discussed in Note 3.

	For the Year Ended
	December 31,
	2020	2019	2018
Fixed lease income	$3,871,395	$4,293,401	$4,185,174
Variable lease income	430,972	950,370	973,246
Total lease income	$4,302,367	$5,243,771	$5,158,420

Tenant receivables and accrued revenue in the accompanying consolidated balance sheets includes straight-line receivables of $597.6 million and $618.4 million at December 31, 2020 and 2019, respectively.

Minimum fixed lease consideration under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration and amounts deferred in relation to the COVID-19 pandemic, which with respect to deferrals are expected to be collected primarily in 2021, as of December 31, 2020, is as follows:

2021	$3,224,624
2022	2,806,916
2023	2,374,565
2024	1,939,967
2025	1,540,214
Thereafter	3,943,703
$15,829,989

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

Lease Commitments

As of December 31, 2020, a total of 23 of the consolidated properties are subject to ground leases. The termination dates of these ground leases range from 2021 to 2090, including periods for which exercising an extension option is reasonably assured. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total sales of the property. In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2021 to 2028. These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate, and utility expenses. Some of our ground and office leases include escalation clauses. All of our lease arrangements are classified as operating leases. We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Year Ended
	December 31,
	2020	2019
Operating Lease Cost
Fixed lease cost	$31,404	$31,000
Variable lease cost	13,270	16,833
Sublease income	(746)	(694)
Total operating lease cost	$43,928	$47,139

For the year ended December 31, 2018, we incurred $47,320 of lease expense.

	For the Year Ended
	December 31,
	2020	2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$44,570	$48,519

Weighted-average remaining lease term - operating leases	34.4	35.6
Weighted-average discount rate - operating leases	4.86%	4.87%

Future minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2021	$32,787
2022	32,812
2023	32,953
2024	33,087
2025	33,098
Thereafter	886,336
$1,051,073
Impact of discounting	(535,581)
Operating lease liabilities	$515,492

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Insurance

We maintain insurance coverage with third-party carriers who provide a portion of the coverage for specific layers of potential losses, including commercial general liability, fire, flood, extended coverage and rental loss insurance on all of our properties in the United States. The initial portion of coverage not provided by third-party carriers may be insured through our wholly-owned captive insurance company, Bridgewood Insurance Company, Ltd., or other financial arrangements controlled by us. If required, a third-party carrier has, in turn, agreed to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier’s insurance policy with us. A similar insurance policy written either through our captive insurance company or other financial arrangements controlled by us also provides initial coverage for property insurance and certain windstorm risks.

We currently maintain insurance coverage against acts of terrorism on all of our properties in the United States on an “all risk” basis in the amount of up to $1 billion. Despite the existence of this insurance coverage, any threatened or actual terrorist attacks where we operate could adversely affect our property values, revenues, consumer traffic and tenant sales.

Hurricane Impacts

During the third quarter of 2017, two of our wholly-owned properties located in Puerto Rico sustained significant property damage and business interruption as a result of Hurricane Maria.  Since the date of the loss, we have received $81.1 million of insurance proceeds from third-party carriers related to the two properties located in Puerto Rico, of which $47.5 million was used for property restoration and remediation and to reduce the insurance recovery receivable.  During the years ended December 31, 2020 and 2019, we recorded $5.2 million and $10.5 million, respectively, as business interruption income, which was recorded in other income in the accompanying consolidated statements of operations and comprehensive income.

During the third quarter of 2020, one of our properties located in Texas experienced property damage and business interruption as a result of Hurricane Hanna.  We wrote-off assets of approximately $9.6 million, and recorded an insurance recovery receivable, and have received $14.3 million of insurance proceeds from third-party carriers.  The proceeds were used for property restoration and remediation and reduced the insurance recovery receivable.

During the third quarter of 2020, one of our properties located in Louisiana experienced property damage and business interruption as a result of Hurricane Laura.   We wrote-off assets of approximately $11.1 million and recorded an insurance recovery receivable, and have received $20.6 million of insurance proceeds from third-party carriers.  The proceeds were used for property restoration and remediation and reduced the insurance recovery receivable.

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of December 31,2020 and 2019, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $219.2 million and $214.8 million, respectively. Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which have estimated fair values in excess of the guaranteed amount.

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

COVID-19

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, or COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has already had a significant negative impact on economic and market conditions around the world in 2020, and, notwithstanding the fact that vaccines have started to be administered in the United States and elsewhere, the pandemic continues to adversely impact economic activity in real estate. The impact of the COVID-19 pandemic continues to evolve and governments and other authorities, including where we own or hold interests in properties, have imposed measures intended to control its spread, including restrictions on freedom of movement, group gatherings and business operations such as travel bans, border closings, business closures, quarantines, stay-at-home, shelter-in-place orders, density limitations and social distancing measures. Governments and other authorities are in varying stages of lifting or modifying some of these measures, however certain governments and other authorities have already been forced to, and others may in the future, reinstate these measures or impose new, more restrictive measures, if the risks, or the tenants’ and consumers’ perception of the risks, related to the COVID-19 pandemic worsen at any time.  Although tenants and consumers have been adapting to the COVID-19 pandemic, with tenants adding services like curbside pickup, and while consumer risk-tolerance is evolving, such adaptations and evolution may take time, and there is no guarantee that retail will return to pre-pandemic levels even once the pandemic subsides.  As a result of the COVID-19 pandemic and these measures, the Company may experience material impacts including changes in the ability to recognize revenue due to changes in our assessment of the probability of collection of lease income and asset impairment charges as a result of changing cash flows generated by our properties.

As of October 7, 2020, all of our domestic properties and certain of our retailer investments had reopened.

11. Related Party Transactions

Transactions with Affiliates

Our management company provides office space and legal, human resource administration, property specific financing and other support services to Melvin Simon & Associates, Inc., or MSA, a related party, for which we received a fee of $0.6 million in each of 2020, 2019 and 2018. In addition, pursuant to management agreements that provide for our receipt of a management fee and reimbursement of our direct and indirect costs, we have managed since 1993 two shopping centers owned by entities in which David Simon and Herbert Simon have ownership interests, for which we received a fee of $3.3 million, $3.9 million, and $4.2 million in 2020, 2019, and 2018, respectively.

Transactions with Unconsolidated Joint Ventures

As described in Note 2, our management company provides management, insurance, and other services to certain unconsolidated joint ventures.  Amounts received for such services were $92.7 million, $108.2 million, and $111.5 million in 2020, 2019, and 2018, respectively.  During 2020, 2019, and 2018, we recorded development, royalty, and other fee income, net of elimination, related to our unconsolidated international joint ventures of $13.1 million, $14.8 million, and $16.0 million, respectively.  The fees related to our international investments are included in other income in the accompanying consolidated statements of operations and comprehensive income.  Neither MSA, David Simon, or Herb Simon have an ownership interest in any of our unconsolidated joint ventures, except through their ownership interests in the Company or the Operating Partnership.

We have investments in retailers including Forever 21, J.C. Penney, and SPARC Group, and these retailers are lessees at certain of our operating properties. Lease income from the date of our investments in our consolidated statements of operations and comprehensive income related to these retailers was $54.1 million, $20.9 million, and $20.0 million for the years ended December 31, 2020, 2019, and 2018, respectively, net of elimination.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

12. Quarterly Financial Data (Unaudited)

Quarterly 2020 and 2019 data is summarized in the table below. Quarterly amounts may not sum to annual amounts due to rounding.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2020
Total revenue	$1,353,360	$1,062,041	$1,060,674	$1,131,429
Operating income before other items	654,869	450,868	404,024	462,047
Consolidated net income	505,404	290,548	168,646	312,726
Simon Property Group, Inc.
Net income attributable to common stockholders	$437,605	$254,213	$145,926	$271,483
Net income per share — Basic and Diluted	$1.43	$0.83	$0.48	$0.86
Weighted average shares outstanding — Basic and Diluted	306,504,084	305,882,326	305,913,431	316,595,345
Simon Property Group, L.P.
Net income attributable to unitholders	$504,263	$292,863	$168,086	$311,238
Net income per unit — Basic and Diluted	$1.43	$0.83	$0.48	$0.86
Weighted average units outstanding — Basic and Diluted	353,191,960	352,410,392	352,420,845	363,050,401
2019
Total revenue	$1,452,834	$1,397,186	$1,416,554	$1,488,615
Operating income before other items	745,021	680,631	705,302	776,876
Consolidated net income	631,947	572,102	628,724	590,416
Simon Property Group, Inc.
Net income attributable to common stockholders	$548,475	$495,324	$544,254	$510,194
Net income per share — Basic and Diluted	$1.78	$1.60	$1.77	$1.66
Weighted average shares outstanding — Basic and Diluted	308,978,053	308,708,798	307,275,230	306,868,960
Simon Property Group, L.P.
Net income attributable to unitholders	$631,551	$570,389	$627,074	$587,931
Net income per unit — Basic and Diluted	$1.78	$1.60	$1.77	$1.66
Weighted average units outstanding — Basic and Diluted	355,778,250	355,491,396	354,038,110	353,619,579

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of December 31, 2020. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

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

We assessed the effectiveness of Simon’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, we believe that, as of December 31, 2020, Simon’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

The audit report of Ernst & Young LLP on their assessment of Simon's internal control over financial reporting as of December 31, 2020 is set forth within Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, Simon's internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of December 31, 2020. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

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

We assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, we believe that, as of December 31, 2020, the Operating Partnership’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

The audit report of Ernst & Young LLP on their assessment of the Operating Partnership’s internal control over financial reporting as of December 31, 2020 is set forth within Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2021 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A and the information included under the caption "Information about our Executive Officers" in Part I hereof.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2021 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2021 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2021 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2020 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

The Audit Committee of Simon's Board of Directors pre-approves all audit and permissible non-audit services to be provided by Ernst & Young LLP, or Ernst & Young, Simon’s and the Operating Partnership’s independent registered public accounting firm, prior to commencement of services. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve specific services up to specified individual and aggregate fee amounts. These pre-approval decisions are presented to the full Audit Committee at the next scheduled meeting after such approvals are made.  We have incurred fees as shown below for services from Ernst & Young as Simon’s and the Operating Partnership’s independent registered public accounting firm and for services provided to our managed consolidated and joint venture properties and our consolidated non-managed properties. Ernst & Young has advised us that it has billed or will bill these indicated amounts for the following categories of services for the years ended December 31, 2020 and 2019, respectively:

	2020	2019
Audit Fees (1)	$4,707,000	$4,230,000
Audit Related Fees (2)	5,068,000	4,835,000
Tax Fees (3)	359,000	266,000
All Other Fees	—	—
(1)

Audit Fees include fees for the audits of the financial statements and the effectiveness of internal control over financial reporting and quarterly reviews for Simon and the Operating Partnership and services associated with the related SEC registration statements, periodic reports, and other documents issued in connection with securities offerings.

(2)

Audit-Related Fees include audits of individual or portfolios of properties and schedules to comply with lender, joint venture partner or contract requirements and due diligence services for our managed consolidated and joint venture entities and our consolidated non-managed entities.  Our share of these Audit-Related Fees was approximately 60% and 59% for the years ended 2020 and 2019, respectively.

(3)

Tax Fees include fees for international and other tax consulting services, tax due dilligence and tax return compliance services associated with the tax returns for certain managed joint ventures as well as other miscellaneous tax compliance services.  Our share of these Tax Fees was approximately 81% and 65% for 2020 and 2019, respectively.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

			Page No.
(a)	(1)	Financial Statements
		The following consolidated financial statements of Simon Property Group, Inc. and Simon Property Group, L.P. are set forth in Part II, item 8.
		Reports of Independent Registered Public Accounting Firm	79
		Consolidated Financial Statements of Simon Property Group, Inc. Consolidated Balance Sheets as of December 31, 2020 and 2019	87
		Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2020, 2019 and 2018	88
		Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018	89
		Consolidated Statements of Equity for the years ended December 31, 2020, 2019 and 2018	90
		Consolidated Financial Statements of Simon Property Group, L.P. Consolidated Balance Sheets as of December 31, 2020 and 2019	92
		Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2020, 2019 and 2018	93
		Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018	94
		Consolidated Statements of Equity for the years ended December 31, 2020, 2019 and 2018	95
		Notes to Consolidated Financial Statements	97
	(2)	Financial Statement Schedule
		Simon Property Group, Inc. and Simon Property Group, L.P. Schedule III — Schedule of Real Estate and Accumulated Depreciation	148
		Notes to Schedule III	152
		Other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
	(3)	Exhibits
		The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	141

Item 16.  Form 10-K Summary

None.

EXHIBIT INDEX

Exhibits
2.1

Separation and Distribution Agreement by and among Simon Property Group, Inc., Simon Property Group, L.P., Washington Prime Group Inc. and Washington Prime Group, L.P., dated as of May 27, 2014 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed May 29, 2014).

2.2

Amended and Restated Agreement and Plan of Merger, dated as of November 14, 2020, by and among the Taubman Parties and the Simon Parties (incorporated by reference to exhibit 2.1 of Simon Property Group Inc.’s and Simon Property Group L.P.’s Current Report on Form 8-K filed on November 16, 2020).

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

Exhibits
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

Exhibits
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

Exhibits
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

10.47

Second Amended and Restated $6,000,000,000 Credit Agreement, dated as of March 16, 2020 (incorporated by reference to Exhibit 99.2 of Simon Property Group Inc.’s and Simon Property Group, L.P.’s Current Report on Form 8-K filed March 16, 2020).

10.48*	Form of Restricted Stock Unit Agreement under Simon Property Group, L.P. 2019 Stock Incentive Plan.

21.1	List of Subsidiaries of Simon Property Group Inc. and Simon Property Group, L.P.

23.1	Simon Property Group, Inc. — Consent of Ernst & Young LLP.

23.2	Simon Property Group, L.P. — Consent of Ernst & Young LLP.

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
Date: February 25, 2021

SIMON PROPERTY GROUP, L.P.

/s/ DAVID SIMON
David Simon
Chairman of the Board of Directors, Chief Executive Officer and President of Simon Property Group, Inc., General Partner
Date: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Simon Property Group, Inc., for itself and in its capacity as General Partner of Simon Property Group, L.P., and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer) and President	February 25, 2021
David Simon

/s/ HERBERT SIMON	Chairman Emeritus and Director	February 25, 2021
Herbert Simon

/s/ RICHARD S. SOKOLOV	Vice Chairman and Director	February 25, 2021
Richard S. Sokolov

/s/ LARRY C. GLASSCOCK	Director	February 25, 2021
Larry C. Glasscock

/s/ REUBEN S. LEIBOWITZ	Director	February 25, 2021
Reuben S. Leibowitz

/s/ J. ALBERT SMITH, JR.	Director	February 25, 2021
J. Albert Smith, Jr.

/s/ KAREN N. HORN	Director	February 25, 2021
Karen N. Horn

/s/ ALLAN HUBBARD	Director	February 25, 2021
Allan Hubbard

/s/ DANIEL C. SMITH	Director	February 25, 2021
Daniel C. Smith

Signature	Capacity	Date

/s/ GARY M. RODKIN	Director	February 25, 2021
Gary M. Rodkin

/s/ GLYN F. AEPPEL	Director	February 25, 2021
Glyn F. Aeppel

/s/ STEFAN M. SELIG	Director	February 25, 2021
Stefan M. Selig

/s/ MARTA R. STEWART	Director	February 25, 2021
Marta R. Stewart

/s/ BRIAN J. MCDADE	Executive Vice President, Chief Financial Officer (Principal Financial Officer) and Treasurer	February 25, 2021
Brian J. McDade

/s/ ADAM J. REUILLE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2021
Adam J. Reuille

SCHEDULE III

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2020

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Malls
Barton Creek Square	Austin, TX	$-	$2,903	$20,929	$7,983	$92,532	$10,886	$113,461	$124,347	$65,021	1981
Battlefield Mall	Springfield, MO	112,707	3,919	27,231	3,000	73,128	6,919	100,359	107,278	73,594	1970
Bay Park Square	Green Bay, WI	-	6,278	25,623	4,106	33,597	10,384	59,220	69,604	35,332	1980
Brea Mall	Brea (Los Angeles), CA	-	39,500	209,202	2,993	77,892	42,493	287,094	329,587	158,412	1998	(4)
Broadway Square	Tyler, TX	-	11,306	32,431	-	51,429	11,306	83,860	95,166	40,639	1994	(4)
Burlington Mall	Burlington (Boston), MA	-	46,600	303,618	27,458	235,501	74,058	539,119	613,177	248,794	1998	(4)
Castleton Square	Indianapolis, IN	-	26,250	98,287	7,434	78,590	33,684	176,877	210,561	119,878	1972
Cielo Vista Mall	El Paso, TX	-	1,005	15,262	608	55,058	1,613	70,320	71,933	49,573	1974
College Mall	Bloomington, IN	-	1,003	16,245	720	70,441	1,723	86,686	88,409	47,678	1965
Columbia Center	Kennewick, WA	-	17,441	66,580	-	40,993	17,441	107,573	125,014	64,134	1987
Copley Place	Boston, MA	-	-	378,045	-	206,205	-	584,250	584,250	252,514	2002	(4)
Coral Square	Coral Springs (Miami), FL	-	13,556	93,630	-	19,097	13,556	112,727	126,283	89,651	1984
Cordova Mall	Pensacola, FL	-	18,626	73,091	7,321	70,048	25,947	143,139	169,086	80,553	1998	(4)
Domain, The	Austin, TX	176,533	40,436	197,010	-	144,511	40,436	341,521	381,957	174,735	2005
Empire Mall	Sioux Falls, SD	183,782	35,998	192,186	-	30,083	35,998	222,269	258,267	68,901	1998	(5)
Fashion Mall at Keystone, The	Indianapolis, IN	-	-	120,579	29,145	103,435	29,145	224,014	253,159	132,731	1997	(4)
Firewheel Town Center	Garland (Dallas), TX	-	8,438	82,716	-	28,830	8,438	111,546	119,984	64,895	2004
Forum Shops at Caesars, The	Las Vegas, NV	-	-	276,567	-	282,321	-	558,888	558,888	293,579	1992
Greenwood Park Mall	Greenwood (Indianapolis), IN	-	2,423	23,445	5,253	124,303	7,676	147,748	155,424	91,542	1979
Haywood Mall	Greenville, SC	-	11,585	133,893	6	41,813	11,591	175,706	187,297	113,400	1998	(4)
Ingram Park Mall	San Antonio, TX	122,251	733	16,972	37	43,246	770	60,218	60,988	33,614	1979
King of Prussia	King of Prussia (Philadelphia), PA	-	175,063	1,128,200	-	380,289	175,063	1,508,489	1,683,552	463,073	2003	(5)
La Plaza Mall (13)	McAllen, TX	-	87,912	9,828	6,569	177,319	94,481	187,147	281,628	50,135	1976
Lakeline Mall	Cedar Park (Austin), TX	-	10,088	81,568	14	24,747	10,102	106,315	116,417	64,612	1995
Lenox Square	Atlanta, GA	-	37,447	492,411	-	139,068	37,447	631,479	668,925	373,965	1998	(4)
Livingston Mall	Livingston (New York), NJ	-	22,214	105,250	-	47,841	22,214	153,091	175,305	94,316	1998	(4)
Mall of Georgia	Buford (Atlanta), GA	-	47,492	326,633	-	13,340	47,492	339,973	387,465	195,629	1999	(5)
McCain Mall	N. Little Rock, AR	-	-	9,515	10,530	28,504	10,530	38,019	48,549	17,298	1973
Menlo Park Mall	Edison (New York), NJ	-	65,684	223,252	-	83,263	65,684	306,515	372,199	190,029	1997	(4)
Midland Park Mall	Midland, TX	71,822	687	9,213	1,196	42,102	1,883	51,315	53,198	22,616	1980
Miller Hill Mall	Duluth, MN	-	2,965	18,092	1,811	44,203	4,776	62,295	67,071	46,348	1973
North East Mall	Hurst (Dallas), TX	-	128	12,966	19,010	145,677	19,138	158,643	177,781	118,006	1971
Northgate Mall	Seattle, WA	-	23,610	115,992	-	67,602	23,610	183,594	207,204	57,897	1987
Ocean County Mall	Toms River (New York), NJ	-	20,404	124,945	3,277	84,547	23,681	209,492	233,173	102,081	1998	(4)
Orland Square	Orland Park (Chicago), IL	-	35,439	129,906	-	78,864	35,439	208,770	244,209	117,910	1997	(4)
Oxford Valley Mall	Langhorne (Philadelphia), PA	32,779	20,872	100,287	-	20,914	20,872	121,201	142,073	84,968	2003	(4)
Penn Square Mall	Oklahoma City, OK	310,000	2,043	155,958	-	60,144	2,043	216,102	218,145	136,840	2002	(4)
Pheasant Lane Mall	Nashua, NH	-	3,902	155,068	550	49,404	4,452	204,472	208,924	116,717	2004	(5)
Phipps Plaza	Atlanta, GA	-	15,005	210,610	-	243,085	15,005	453,695	468,700	171,188	1998	(4)
Plaza Carolina	Carolina (San Juan), PR	225,000	15,493	279,560	-	77,319	15,493	356,879	372,372	173,238	2004	(4)
Prien Lake Mall	Lake Charles, LA	-	1,842	2,813	3,053	47,133	4,895	49,946	54,841	28,706	1972

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2020

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Rockaway Townsquare	Rockaway (New York), NJ	$-	$41,918	$212,257	$-	$69,145	$41,918	$281,402	$323,320	$160,468	1998	(4)
Roosevelt Field	Garden City (New York), NY	-	163,160	702,008	1,246	368,834	164,406	1,070,842	1,235,248	533,147	1998	(4)
Ross Park Mall	Pittsburgh, PA	-	23,541	90,203	5,815	122,197	29,356	212,400	241,756	132,274	1986
Santa Rosa Plaza	Santa Rosa, CA	-	10,400	87,864	-	27,384	10,400	115,248	125,648	67,970	1998	(4)
Shops at Chestnut Hill, The	Chestnut Hill (Boston), MA	120,000	449	25,102	38,864	105,673	39,313	130,776	170,089	42,473	2002	(5)
Shops at Nanuet, The	Nanuet, NY	-	28,125	142,860	-	14,285	28,125	157,145	185,270	47,459	2013
Shops at Riverside, The	Hackensack (New York), NJ	130,000	13,521	238,746	-	263,289	13,521	502,035	515,556	98,686	2007	(4) (5)
South Hills Village	Pittsburgh, PA	-	23,445	125,840	1,472	84,612	24,917	210,452	235,369	109,844	1997	(4)
South Shore Plaza	Braintree (Boston), MA	-	101,200	301,495	-	166,650	101,200	468,145	569,345	269,676	1998	(4)
Southdale Mall	Edina (Minneapolis), MN	138,131	41,430	184,967	-	112,713	41,430	297,680	339,110	95,003	2007	(4) (5)
SouthPark	Charlotte, NC	-	42,092	188,055	100	204,680	42,192	392,735	434,927	225,268	2002	(4)
St. Charles Towne Center	Waldorf (Washington, DC), MD	-	7,710	52,934	1,180	29,314	8,890	82,248	91,138	61,874	1990
Stanford Shopping Center	Palo Alto (San Jose), CA	-	-	339,537	-	188,382	-	527,919	527,919	214,147	2003	(4)
Summit Mall	Akron, OH	85,000	15,374	51,137	-	55,804	15,374	106,941	122,315	66,518	1965
Tacoma Mall	Tacoma (Seattle), WA	-	37,113	125,826	-	162,616	37,113	288,442	325,555	145,776	1987
Tippecanoe Mall	Lafayette, IN	-	2,897	8,439	5,517	47,136	8,414	55,575	63,989	44,233	1973
Town Center at Boca Raton	Boca Raton (Miami), FL	-	64,200	307,317	-	241,889	64,200	549,206	613,406	309,065	1998	(4)
Towne East Square	Wichita, KS	-	8,525	18,479	4,108	49,059	12,633	67,538	80,171	45,990	1975
Treasure Coast Square	Jensen Beach, FL	-	11,124	72,990	3,067	39,945	14,191	112,935	127,126	76,712	1987
Tyrone Square	St. Petersburg (Tampa), FL	-	15,638	120,962	1,459	50,690	17,097	171,652	188,749	112,049	1972
University Park Mall	Mishawaka, IN	-	10,762	118,164	7,000	58,654	17,762	176,818	194,580	147,955	1996	(4)
Walt Whitman Shops	Huntington Station (New York), NY	-	51,700	111,258	3,789	127,664	55,489	238,922	294,411	130,914	1998	(4)
White Oaks Mall	Springfield, IL	46,915	2,907	35,692	2,468	65,642	5,375	101,334	106,709	59,098	1977
Wolfchase Galleria	Memphis, TN	155,152	16,407	128,276	-	17,049	16,407	145,325	161,732	97,753	2002	(4)
Woodland Hills Mall	Tulsa, OK	-	34,211	187,123	-	35,414	34,211	222,537	256,748	144,965	2004	(5)

Premium Outlets
Albertville Premium Outlets	Albertville (Minneapolis), MN	-	3,900	97,059	-	11,094	3,900	108,153	112,053	54,308	2004	(4)
Allen Premium Outlets	Allen (Dallas), TX	-	20,932	69,788	-	44,436	20,932	114,224	135,156	36,968	2004	(4)
Aurora Farms Premium Outlets	Aurora (Cleveland), OH	-	2,370	24,326	-	8,442	2,370	32,768	35,138	24,396	2004	(4)
Birch Run Premium Outlets	Birch Run (Detroit), MI	123,000	11,477	77,856	-	8,978	11,477	86,834	98,311	37,026	2010	(4)
Camarillo Premium Outlets	Camarillo (Los Angeles), CA	-	16,670	224,721	395	75,097	17,065	299,818	316,883	149,400	2004	(4)
Carlsbad Premium Outlets	Carlsbad (San Diego), CA	-	12,890	184,990	96	10,492	12,986	195,482	208,468	88,965	2004	(4)
Carolina Premium Outlets	Smithfield (Raleigh), NC	41,757	3,175	59,863	5,311	7,902	8,486	67,765	76,251	37,961	2004	(4)
Chicago Premium Outlets	Aurora (Chicago), IL	-	659	118,005	13,050	99,046	13,709	217,051	230,760	84,558	2004	(4)
Cincinnati Premium Outlets	Monroe (Cincinnati), OH	-	14,117	71,520	-	4,687	14,117	76,207	90,324	38,483	2008
Clinton Crossing Premium Outlets	Clinton, CT	-	2,060	107,556	1,532	6,027	3,592	113,583	117,175	61,401	2004	(4)
Denver Premium Outlets	Thornton (Denver), CO	-	11,375	45,335	10	72,949	11,385	118,284	129,669	12,902	2018
Desert Hills Premium Outlets	Cabazon (Palm Springs), CA	-	3,440	338,679	-	117,032	3,440	455,711	459,151	187,479	2004	(4)
Ellenton Premium Outlets	Ellenton (Tampa), FL	-	2,857	47,309	-	20,582	2,857	67,891	70,748	36,332	2010	(4)
Folsom Premium Outlets	Folsom (Sacramento), CA	178,000	15,807	182,412	-	7,726	15,807	190,138	205,945	106,430	2004	(4)
Gilroy Premium Outlets	Gilroy (San Jose), CA	-	9,060	50,281	-	5,940	9,060	56,221	65,281	32,576	2004	(4)
Grand Prairie Premium Outlets	Grand Prairie (Dallas), TX	-	9,630	194,122	-	16,192	9,630	210,314	219,944	104,299	2012
Grove City Premium Outlets	Grove City (Pittsburgh), PA	109,122	9,497	194,245	-	2,058	9,497	196,303	205,800	54,525	2010	(4)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2020

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Gulfport Premium Outlets	Gulfport, MS	$140,000	$6,421	$121,880	$-	$7,763	$6,421	$129,643	$136,064	$72,537	2010	(4)
Hagerstown Premium Outlets	Hagerstown (Baltimore/Washington, DC), MD	50,000	-	27,949	-	7,444	-	35,393	35,393	17,250	2010	(4)
Houston Premium Outlets	Cypress (Houston), TX	73,314	3,576	85,883	-	2,383	3,576	88,266	91,842	39,565	2007
Indiana Premium Outlets	Edinburgh (Indianapolis), IN	-	8,695	69,350	-	46,533	8,695	115,883	124,578	54,669	2004	(4)
Jackson Premium Outlets	Jackson (New York), NJ	-	6,413	104,013	3	8,300	6,416	112,313	118,729	52,477	2004	(4)
Jersey Shore Premium Outlets	Tinton Falls (New York), NJ	-	15,390	50,979	-	78,255	15,390	129,234	144,624	65,300	2007
Johnson Creek Premium Outlets	Johnson Creek, WI	-	2,800	39,546	-	6,936	2,800	46,482	49,282	23,364	2004	(4)
Kittery Premium Outlets	Kittery, ME	-	11,832	94,994	-	11,008	11,832	106,002	117,834	47,052	2004	(4)
Las Americas Premium Outlets	San Diego, CA	-	45,168	251,878	-	11,380	45,168	263,258	308,426	102,723	2007	(4)
Las Vegas North Premium Outlets	Las Vegas, NV	-	25,435	134,973	16,536	152,117	41,971	287,090	329,061	134,037	2004	(4)
Las Vegas South Premium Outlets	Las Vegas, NV	-	13,085	160,777	-	32,957	13,085	193,734	206,819	87,419	2004	(4)
Lee Premium Outlets	Lee, MA	49,504	9,167	52,212	-	4,302	9,167	56,514	65,681	30,446	2010	(4)
Leesburg Corner Premium Outlets	Leesburg (Washington, DC), VA	-	7,190	162,023	-	21,105	7,190	183,128	190,318	87,734	2004	(4)
Lighthouse Place Premium Outlets	Michigan City (Chicago, IL), IN	-	6,630	94,138	-	13,206	6,630	107,344	113,974	58,943	2004	(4)
Merrimack Premium Outlets	Merrimack, NH	116,398	14,975	118,428	-	2,911	14,975	121,339	136,314	43,453	2012
Napa Premium Outlets	Napa, CA	-	11,400	45,023	-	7,513	11,400	52,536	63,936	27,674	2004	(4)
North Bend Premium Outlets	North Bend (Seattle), WA	-	2,143	36,197	-	5,978	2,143	42,175	44,318	20,310	2004	(4)
North Georgia Premium Outlets	Dawsonville (Atlanta), GA	-	4,300	137,020	-	3,158	4,300	140,178	144,478	67,220	2004	(4)
Orlando International Premium Outlets	Orlando, FL	-	31,998	472,815	-	17,515	31,998	490,330	522,328	182,297	2010	(4)
Orlando Vineland Premium Outlets	Orlando, FL	-	14,040	382,949	36,023	19,688	50,063	402,637	452,700	178,209	2004	(4)
Petaluma Village Premium Outlets	Petaluma (San Francisco), CA	-	13,322	13,710	-	4,394	13,322	18,104	31,426	11,599	2004	(4)
Philadelphia Premium Outlets	Limerick (Philadelphia), PA	-	16,676	105,249	-	25,391	16,676	130,640	147,316	72,961	2006
Phoenix Premium Outlets	Chandler (Phoenix), AZ	-	-	63,082	-	681	-	63,763	63,763	24,082	2013
Pismo Beach Premium Outlets	Pismo Beach, CA	34,329	4,317	19,044	-	2,812	4,317	21,856	26,173	13,228	2010	(4)
Pleasant Prairie Premium Outlets	Pleasant Prairie (Chicago, IL/Milwaukee), WI	145,000	16,823	126,686	-	7,408	16,823	134,094	150,917	55,534	2010	(4)
Puerto Rico Premium Outlets	Barceloneta, PR	160,000	20,586	114,021	-	9,286	20,586	123,307	143,893	51,856	2010	(4)
Queenstown Premium Outlets	Queenstown (Baltimore), MD	60,308	8,129	61,950	-	5,109	8,129	67,059	75,188	29,293	2010	(4)
Rio Grande Valley Premium Outlets	Mercedes (McAllen), TX	-	12,229	41,547	-	28,623	12,229	70,170	82,399	41,040	2005
Round Rock Premium Outlets	Round Rock (Austin), TX	-	14,706	82,252	-	5,336	14,706	87,588	102,294	53,430	2005
San Francisco Premium Outlets	Livermore (San Francisco), CA	-	21,925	308,694	46,177	73,617	68,102	382,311	450,413	97,460	2012
San Marcos Premium Outlets	San Marcos (Austin/San Antonio), TX	-	13,180	287,179	-	12,724	13,180	299,903	313,083	115,472	2010	(4)
Seattle Premium Outlets	Tulalip (Seattle), WA	-	-	103,722	-	54,623	-	158,345	158,345	77,078	2004	(4)
St. Augustine Premium Outlets	St. Augustine (Jacksonville), FL	-	6,090	57,670	2	12,534	6,092	70,204	76,296	37,830	2004	(4)
Tampa Premium Outlets	Lutz (Tampa), FL	-	14,298	97,188	121	4,942	14,419	102,130	116,549	23,556	2015
The Crossings Premium Outlets	Tannersville, PA	103,304	7,720	172,931	-	18,694	7,720	191,625	199,345	89,095	2004	(4)
Tucson Premium Outlets	Marana (Tucson), AZ	-	12,508	69,677	-	7,508	12,508	77,185	89,693	18,160	2015
Vacaville Premium Outlets	Vacaville, CA	-	9,420	84,850	-	18,500	9,420	103,350	112,770	56,351	2004	(4)
Waikele Premium Outlets	Waipahu (Honolulu), HI	-	22,630	77,316	-	19,378	22,630	96,694	119,324	47,598	2004	(4)
Waterloo Premium Outlets	Waterloo, NY	-	3,230	75,277	-	15,032	3,230	90,309	93,539	48,025	2004	(4)
Williamsburg Premium Outlets	Williamsburg, VA	185,000	10,323	223,789	-	8,262	10,323	232,051	242,374	87,577	2010	(4)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2020

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Woodburn Premium Outlets	Woodburn (Portland), OR	$-	$9,414	$150,414	$-	$2,963	$9,414	$153,377	$162,791	$46,326	2013	(4)
Woodbury Common Premium Outlets	Central Valley (New York), NY	-	11,010	862,559	1,771	265,878	12,781	1,128,437	1,141,218	448,819	2004	(4)
Wrentham Village Premium Outlets	Wrentham (Boston), MA	-	4,900	282,031	-	48,605	4,900	330,636	335,536	146,606	2004	(4)

The Mills
Arizona Mills	Tempe (Phoenix), AZ	145,874	41,936	297,289	—	15,389	41,936	312,678	354,614	75,594	2007	(4) (5)
Great Mall	Milpitas (San Jose), CA	-	69,853	463,101	—	59,127	69,853	522,228	592,081	156,327	2007	(4) (5)
Gurnee Mills	Gurnee (Chicago), IL	253,708	41,133	297,911	—	29,991	41,133	327,902	369,035	102,054	2007	(4) (5)
Mills at Jersey Gardens, The	Elizabeth, NJ	355,000	120,417	865,605	—	17,920	120,417	883,525	1,003,942	198,695	2015	(4)
Opry Mills	Nashville, TN	375,000	51,000	327,503	—	18,561	51,000	346,064	397,064	103,485	2007	(4) (5)
Outlets at Orange, The	Orange (Los Angeles), CA	215,000	64,973	211,322	—	2,965	64,973	214,287	279,260	17,869	2007	(4) (5)
Potomac Mills	Woodbridge (Washington, DC), VA	416,000	61,755	425,370	—	42,020	61,755	467,390	529,145	151,327	2007	(4) (5)
Sawgrass Mills	Sunrise (Miami), FL	-	192,981	1,641,153	5,395	218,581	198,376	1,859,734	2,058,109	530,570	2007	(4) (5)
Designer Outlets
La Reggia Designer Outlet	Marcianise (Naples), Italy	159,432	37,220	233,179	-	22,684	37,220	255,864	293,084	47,616	2013	(4) (5) (7)
Noventa Di Piave Designer Outlet	Venice, Italy	343,042	38,793	309,283	-	71,352	38,793	380,635	419,428	62,130	2013	(4) (5) (7)
Parndorf Designer Outlet	Vienna, Austria	226,896	14,903	223,156	-	2,330	14,903	225,486	240,389	49,071	2013	(4) (5) (7)
Provence Designer Outlet	Provence, France	100,445	40,754	77,827	6,169	-	46,923	77,827	124,749	23,376	2017	(4) (5) (7)
Roermond Designer Outlet	Roermond, Netherlands	282,085	15,035	400,094	-	14,554	15,035	414,648	429,683	91,007	2013	(4) (5) (7)
Roosendaal Designer Outlet	Roosendaal, Netherlands	72,342	22,191	108,069	-	5,789	22,191	113,858	136,049	22,321	2017	(4) (5) (7)

Community Centers
ABQ Uptown	Albuquerque, NM	-	6,374	75,333	4,054	7,184	10,428	82,517	92,945	29,967	2011	(4)
University Park Village	Fort Worth, TX	54,425	18,031	100,523	-	4,710	18,031	105,233	123,264	22,240	2015	(4)

Other Properties
Calhoun Marketplace	Calhoun, GA	17,941	1,745	12,529	-	2,180	1,745	14,709	16,454	10,195	2010	(4)
Florida Keys Outlet Center	Florida City, FL	17,001	1,112	1,748	-	4,474	1,112	6,222	7,334	3,792	2010	(4)
Gaffney Marketplace	Gaffney (Greenville/Charlotte), SC	28,981	4,056	32,371	-	6,097	4,056	38,468	42,524	21,273	2010	(4)
Orlando Outlet Marketplace	Orlando, FL	-	3,367	1,557	-	3,658	3,367	5,215	8,582	2,888	2010	(4)
Osage Beach Marketplace	Osage Beach, MO	-	1,397	9,471	-	—	1,397	9,471	10,869	852	2004	(4)
Southridge Mall	Greendale (Milwaukee), WI	112,087	12,359	130,111	1,939	13,029	14,298	143,140	157,438	53,156	2007	(4) (5)
Town Center at Cobb	Kennesaw (Atlanta), GA	180,376	32,355	158,225	-	24,583	32,355	182,808	215,163	131,692	1998	(5)

Other pre-development costs			107,403	156,542	959	-	108,362	156,542	264,903	78
Other		25,000	3,537	51,972	-	-	3,537	51,972	55,509	15,503
Currency Translation Adjustment		-	22,388	88,022	-	89,445	22,388	177,466	199,854	(2,464)
		$6,959,743	$3,342,322	$25,071,253	$357,702	$8,837,360	$3,700,024	$33,908,614	$37,608,638	$14,592,867

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Schedule III as of December 31, 2020

(Dollars in thousands)

(1)	Reconciliation of Real Estate Properties:

The changes in real estate assets for the years ended December 31, 2020, 2019, and 2018 are as follows:

	2020	2019	2018
Balance, beginning of year	$37,356,739	$36,667,960	$36,014,506
Acquisitions and consolidations (7)	—	40,990	328,265
Improvements	401,202	899,728	758,135
Disposals and deconsolidations	(320,328)	(219,268)	(357,622)
Currency Translation Adjustment	171,025	(32,671)	(75,324)
Balance, close of year	$37,608,638	$37,356,739	$36,667,960

The unaudited aggregate cost of domestic consolidated real estate assets for U.S. federal income tax purposes as of December 31, 2020 was $21,756,450.

(2)	Reconciliation of Accumulated Depreciation:

The changes in accumulated depreciation for the years ended December 31, 2020, 2019, and 2018 are as follows:

	2020	2019	2018
Balance, beginning of year	$13,622,433	$12,632,690	$11,704,223
Depreciation expense (7)	1,226,611	1,176,815	1,106,053
Disposals and deconsolidations	(236,123)	(194,664)	(190,241)
Currency Translation Adjustment	(20,054)	7,592	12,655
Balance, close of year	$14,592,867	$13,622,433	$12,632,690

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