Form 10-Q
period 2021-03-31
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2021-05-10
CIK 1063761, 1022344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of March 31, 2021, Simon Property Group, Inc. had 328,531,392 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2021 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority-owned partnership subsidiary, for which Simon is the general partner. As of March 31, 2021, Simon owned an approximate 87.4% ownership interest in the Operating Partnership, with the remaining 12.6% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day-to-day management.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10-Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	March 31,	December 31,
	2021	2020
ASSETS:
Investment properties, at cost	$37,786,371	$38,050,196
Less - accumulated depreciation	14,881,480	14,891,937
	22,904,891	23,158,259
Cash and cash equivalents	935,837	1,011,613
Tenant receivables and accrued revenue, net	1,016,902	1,236,734
Investment in TRG, at equity	3,436,304	3,451,897
Investment in Klépierre, at equity	1,646,429	1,729,690
Investment in other unconsolidated entities, at equity	2,517,495	2,603,571
Right-of-use assets, net	510,642	512,914
Investments held in trust - special purpose acquisition company	345,000	—
Deferred costs and other assets	1,098,004	1,082,168
Total assets	$34,411,504	$34,786,846
LIABILITIES:
Mortgages and unsecured indebtedness	$26,156,520	$26,723,361
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,195,851	1,311,925
Cash distributions and losses in unconsolidated entities, at equity	1,565,394	1,577,393
Dividend payable	489,396	486,922
Lease liabilities	513,351	515,492
Other liabilities	463,458	513,515
Total liabilities	30,383,970	31,128,608
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests	511,698	185,892
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	42,009	42,091
Common stock, $0.0001 par value, 511,990,000 shares authorized, 342,849,037 and 342,849,037 issued and outstanding, respectively	34	34
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	11,177,207	11,179,688
Accumulated deficit	(6,087,013)	(6,102,314)
Accumulated other comprehensive loss	(183,866)	(188,675)
Common stock held in treasury, at cost, 14,317,645 and 14,355,621 shares, respectively	(1,884,138)	(1,891,352)
Total stockholders’ equity	3,064,233	3,039,472
Noncontrolling interests	451,603	432,874
Total equity	3,515,836	3,472,346
Total liabilities and equity	$34,411,504	$34,786,846

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2021	2020
REVENUE:
Lease income	$1,145,058	$1,262,232
Management fees and other revenues	25,296	29,166
Other income	69,597	61,962
Total revenue	1,239,951	1,353,360
EXPENSES:
Property operating	86,619	105,624
Depreciation and amortization	315,738	328,262
Real estate taxes	116,012	117,543
Repairs and maintenance	21,355	24,431
Advertising and promotion	29,486	33,527
Home and regional office costs	35,999	54,370
General and administrative	6,576	6,894
Other	23,554	27,840
Total operating expenses	635,339	698,491
OPERATING INCOME BEFORE OTHER ITEMS	604,612	654,869
Interest expense	(202,016)	(187,627)
Loss on extinguishment of debt	(2,959)	—
Income and other tax benefit	5,898	5,783
Income from unconsolidated entities	15,069	50,465
Unrealized losses in fair value of equity instruments	(3,201)	(19,048)
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	93,057	962
CONSOLIDATED NET INCOME	510,460	505,404
Net income attributable to noncontrolling interests	63,766	66,965
Preferred dividends	834	834
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$445,860	$437,605
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.36	$1.43

Consolidated Net Income	$510,460	$505,404
Unrealized gain on derivative hedge agreements	35,847	22,473
Net gain reclassified from accumulated other comprehensive loss into earnings	(6,143)	(480)
Currency translation adjustments	(23,883)	(23,604)
Changes in available-for-sale securities and other	(316)	824
Comprehensive income	515,965	504,617
Comprehensive income attributable to noncontrolling interests	64,462	66,874
Comprehensive income attributable to common stockholders	$451,503	$437,743

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$510,460	$505,404
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	331,820	340,265
Loss on debt extinguishment	2,959	—
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(93,057)	(962)
Unrealized losses in fair value of equity instruments	3,201	19,048
Straight-line lease loss (income)	5,928	(8,706)
Equity in income of unconsolidated entities	(15,069)	(50,465)
Distributions of income from unconsolidated entities	62,888	68,501
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	203,703	44,761
Deferred costs and other assets	(38,016)	(30,488)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(99,055)	(146,051)
Net cash provided by operating activities	875,762	741,307
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(56,250)	(107,797)
Funding of loans to related parties	(494)	—
Repayments of loans to related parties	285	—
Capital expenditures, net	(114,808)	(213,214)
Cash impact from the consolidation of properties	5,595	—
Investments in unconsolidated entities	(19,511)	(41,547)
Purchase of equity instruments	(556)	(24,070)
Insurance proceeds for property restoration	6,400	423
Distributions of capital from unconsolidated entities and other	41,287	172,525
Net cash used in investing activities	(138,052)	(213,680)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(82)	(82)
Redemption of limited partner units	(37)	(16,067)
Purchase of treasury stock	—	(152,589)
Proceeds from the special purpose acquisition company IPO, net of transaction costs	338,121	—
Establishment of trust account for special purpose acquisition company	(345,000)	—
Distributions to noncontrolling interest holders in properties	(2,029)	(4,548)
Contributions from noncontrolling interest holders in properties	—	28
Preferred distributions of the Operating Partnership	(479)	(479)
Distributions to stockholders and preferred dividends	(427,472)	(645,259)
Distributions to limited partners	(60,324)	(98,099)
Cash paid to extinguish debt	(2,959)	—
Proceeds from issuance of debt, net of transaction costs	3,576,224	6,451,290
Repayments of debt	(3,889,449)	(3,006,342)
Net cash (used in) provided by financing activities	(813,486)	2,527,853
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(75,776)	3,055,480
CASH AND CASH EQUIVALENTS, beginning of period	1,011,613	669,373
CASH AND CASH EQUIVALENTS, end of period	$935,837	$3,724,853

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
December 31, 2020	$42,091	$34	$(188,675)	$11,179,688	$(6,102,314)	$(1,891,352)	$432,874	$3,472,346
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (37,976 common shares)				(7,214)		7,214		—
Redemption of limited partner units (316 units)				(34)			(3)	(37)
Amortization of stock incentive				4,231				4,231
Long-term incentive performance units							5,014	5,014
Issuance of unit equivalents and other				(4,313)	(2,681)		15,822	8,828
Unrealized gain on hedging activities			31,333				4,514	35,847
Currency translation adjustments			(20,878)				(3,005)	(23,883)
Changes in available-for-sale securities and other			(276)				(40)	(316)
Net gain reclassified from accumulated other comprehensive loss into earnings			(5,370)				(773)	(6,143)
Other comprehensive income			4,809				696	5,505
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				4,849			(4,849)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(428,712)		(61,558)	(490,270)
Distributions to other noncontrolling interest partners							(577)	(577)
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and an $897 loss attributable to noncontrolling redeemable interests in properties					446,694		64,184	510,878
March 31, 2021	$42,009	$34	$(183,866)	$11,177,207	$(6,087,013)	$(1,884,138)	$451,603	$3,515,836

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
December 31, 2019	$42,420	$32	$(118,604)	$9,756,073	$(5,379,952)	$(1,773,571)	$384,852	$2,911,250
Exchange of limited partner units (132,946 common shares, note 8)				1,076			(1,076)	—
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (1,081 common shares forfeited)				—				—
Redemption of limited partner units (116,072 units)				(15,127)			(940)	(16,067)
Amortization of stock incentive				1,891				1,891
Treasury stock purchase (1,245,654 shares)						(152,589)		(152,589)
Long-term incentive performance units							4,987	4,987
Issuance of unit equivalents and other				29	3,287		26	3,342
Unrealized gain on hedging activities			19,510				2,963	22,473
Currency translation adjustments			(20,505)				(3,099)	(23,604)
Changes in available-for-sale securities and other			715				109	824
Net gain reclassified from accumulated other comprehensive loss into earnings			(417)				(63)	(480)
Other comprehensive income			(697)				(90)	(787)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				24,233			(24,233)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(645,259)		(98,099)	(743,358)
Distributions to other noncontrolling interest partners							(3,167)	(3,167)
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and a $608 loss attributable to noncontrolling redeemable interests in properties					438,439		67,094	505,533
March 31, 2020	$42,338	$32	$(119,301)	$9,768,175	$(5,583,485)	$(1,926,160)	$329,354	$2,510,953

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	March 31,	December 31,
	2021	2020
ASSETS:
Investment properties, at cost	$37,786,371	$38,050,196
Less — accumulated depreciation	14,881,480	14,891,937
	22,904,891	23,158,259
Cash and cash equivalents	935,837	1,011,613
Tenant receivables and accrued revenue, net	1,016,902	1,236,734
Investment in TRG, at equity	3,436,304	3,451,897
Investment in Klépierre, at equity	1,646,429	1,729,690
Investment in other unconsolidated entities, at equity	2,517,495	2,603,571
Right-of-use assets, net	510,642	512,914
Investments held in trust - special purpose acquisition company	345,000	—
Deferred costs and other assets	1,098,004	1,082,168
Total assets	$34,411,504	$34,786,846
LIABILITIES:
Mortgages and unsecured indebtedness	$26,156,520	$26,723,361
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,195,851	1,311,925
Cash distributions and losses in unconsolidated entities, at equity	1,565,394	1,577,393
Distribution payable	489,396	486,922
Lease liabilities	513,351	515,492
Other liabilities	463,458	513,515
Total liabilities	30,383,970	31,128,608
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests	511,698	185,892
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	42,009	42,091
General Partner, 328,539,392 and 328,501,416 units outstanding, respectively	3,022,224	2,997,381
Limited Partners, 47,321,896 and 47,322,212 units outstanding, respectively	435,309	431,784
Total partners’ equity	3,499,542	3,471,256
Nonredeemable noncontrolling interests in properties, net	16,294	1,090
Total equity	3,515,836	3,472,346
Total liabilities and equity	$34,411,504	$34,786,846

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended
	March 31,
	2021	2020
REVENUE:
Lease income	$1,145,058	$1,262,232
Management fees and other revenues	25,296	29,166
Other income	69,597	61,962
Total revenue	1,239,951	1,353,360
EXPENSES:
Property operating	86,619	105,624
Depreciation and amortization	315,738	328,262
Real estate taxes	116,012	117,543
Repairs and maintenance	21,355	24,431
Advertising and promotion	29,486	33,527
Home and regional office costs	35,999	54,370
General and administrative	6,576	6,894
Other	23,554	27,840
Total operating expenses	635,339	698,491
OPERATING INCOME BEFORE OTHER ITEMS	604,612	654,869
Interest expense	(202,016)	(187,627)
Loss on extinguishment of debt	(2,959)	—
Income and other tax benefit	5,898	5,783
Income from unconsolidated entities	15,069	50,465
Unrealized losses in fair value of equity instruments	(3,201)	(19,048)
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	93,057	962
CONSOLIDATED NET INCOME	510,460	505,404
Net loss attributable to noncontrolling interests	(938)	(172)
Preferred unit requirements	1,313	1,313
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$510,085	$504,263
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$445,860	$437,605
Limited Partners	64,225	66,658
Net income attributable to unitholders	$510,085	$504,263
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$1.36	$1.43

Consolidated Net Income	$510,460	$505,404
Unrealized gain on derivative hedge agreements	35,847	22,473
Net gain reclassified from accumulated other comprehensive loss into earnings	(6,143)	(480)
Currency translation adjustments	(23,883)	(23,604)
Changes in available-for-sale securities and other	(316)	824
Comprehensive income	515,965	504,617
Comprehensive income attributable to noncontrolling interests	(41)	436
Comprehensive income attributable to unitholders	$516,006	$504,181

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$510,460	$505,404
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	331,820	340,265
Loss on debt extinguishment	2,959	—
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(93,057)	(962)
Unrealized losses in fair value of equity instruments	3,201	19,048
Straight-line lease loss (income)	5,928	(8,706)
Equity in income of unconsolidated entities	(15,069)	(50,465)
Distributions of income from unconsolidated entities	62,888	68,501
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	203,703	44,761
Deferred costs and other assets	(38,016)	(30,488)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	(99,055)	(146,051)
Net cash provided by operating activities	875,762	741,307
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(56,250)	(107,797)
Funding of loans to related parties	(494)	—
Repayments of loans to related parties	285	—
Capital expenditures, net	(114,808)	(213,214)
Cash impact from the consolidation of properties	5,595	—
Investments in unconsolidated entities	(19,511)	(41,547)
Purchase of equity instruments	(556)	(24,070)
Insurance proceeds for property restoration	6,400	423
Distributions of capital from unconsolidated entities and other	41,287	172,525
Net cash used in investing activities	(138,052)	(213,680)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(82)	(82)
Redemption of limited partner units	(37)	(16,067)
Purchase of general partner units	—	(152,589)
Proceeds from the special purpose acquisition company IPO, net of transaction costs	338,121	—
Establishment of trust account for special purpose acquisition company	(345,000)	—
Distributions to noncontrolling interest holders in properties	(2,029)	(4,548)
Contributions from noncontrolling interest holders in properties	—	28
Partnership distributions	(488,275)	(743,837)
Cash paid to extinguish debt	(2,959)	—
Mortgage and unsecured indebtedness proceeds, net of transaction costs	3,576,224	6,451,290
Mortgage and unsecured indebtedness principal payments	(3,889,449)	(3,006,342)
Net cash (used in) provided by financing activities	(813,486)	2,527,853
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(75,776)	3,055,480
CASH AND CASH EQUIVALENTS, beginning of period	1,011,613	669,373
CASH AND CASH EQUIVALENTS, end of period	$935,837	$3,724,853

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
December 31, 2020	$42,091	$2,997,381	$431,784	$1,090	$3,472,346
Series J preferred stock premium and amortization	(82)				(82)
Stock incentive program (37,976 common units)		—			—
Amortization of stock incentive		4,231			4,231
Redemption of limited partner units (316 units)		(34)	(3)		(37)
Long-term incentive performance units			5,014		5,014
Issuance of unit equivalents and other		(6,994)		15,822	8,828
Unrealized gain on hedging activities		31,333	4,514		35,847
Currency translation adjustments		(20,878)	(3,005)		(23,883)
Changes in available-for-sale securities and other		(276)	(40)		(316)
Net gain reclassified from accumulated other comprehensive loss into earnings		(5,370)	(773)		(6,143)
Other comprehensive income		4,809	696		5,505
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		4,849	(4,849)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(834)	(427,878)	(61,558)	(577)	(490,847)
Net income, excluding preferred distributions on temporary equity preferred units of $479 and an $897 loss attributable to noncontrolling redeemable interests in properties	834	445,860	64,225	(41)	510,878
March 31, 2021	$42,009	$3,022,224	$435,309	$16,294	$3,515,836

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
December 31, 2019	$42,420	$2,483,978	$378,339	$6,513	$2,911,250
Series J preferred stock premium and amortization	(82)				(82)
Limited partner units exchanged to common units (132,946 units)		1,076	(1,076)		—
Stock incentive program (1,081 common units forfeited)		—			—
Amortization of stock incentive		1,891			1,891
Redemption of limited partner units (116,072 units)		(15,127)	(940)		(16,067)
Treasury unit purchase (1,245,654 units)		(152,589)			(152,589)
Long-term incentive performance units			4,987		4,987
Issuance of unit equivalents and other (38,148 common units)		3,316		26	3,342
Unrealized gain on hedging activities		19,510	2,963		22,473
Currency translation adjustments		(20,505)	(3,099)		(23,604)
Changes in available-for-sale securities and other		715	109		824
Net gain reclassified from accumulated other comprehensive loss into earnings		(417)	(63)		(480)
Other comprehensive income		(697)	(90)		(787)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		24,233	(24,233)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(834)	(644,425)	(98,099)	(3,167)	(746,525)
Net income, excluding preferred distributions on temporary equity preferred units of $479 and a $608 loss attributable to noncontrolling redeemable interests in properties	834	437,605	66,658	436	505,533
March 31, 2020	$42,338	$2,139,261	$325,546	$3,808	$2,510,953

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of March 31, 2021, we owned or held an interest in 202 income-producing properties in the United States, which consisted of 98 malls, 69 Premium Outlets, 14 Mills, four lifestyle centers, and 17 other retail properties in 37 states and Puerto Rico. We also own an 80% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. Internationally, as of March 31, 2021, we had ownership in 31 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of March 31, 2021, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 15 countries in Europe.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim periods ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (GAAP) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the combined 2020 Annual Report on Form 10-K of Simon and the Operating Partnership. Certain reclassifications considered necessary for a fair presentation have been made to the prior period financial statements in order to conform to the current year presentation. These reclassifications have not changed the results of operations.

As of March 31, 2021, we consolidated 132 wholly-owned properties and 18 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 83 properties, or the joint venture properties, as well as our investments in Klépierre, HBS Global Properties, or HBS, TRG, and our retailer investments in Authentic Brands Group, LLC, or ABG, J.C. Penney, Rue Gilt Groupe, or RGG and SPARC Group, which includes Forever 21 as of February 17, 2021, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day-to-day operations of 55 of the 83 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Thailand, Canada, Spain, and the United Kingdom comprise 22 of the remaining 28 properties. These international properties are managed by joint ventures in which we share control.

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s weighted average ownership interest in the Operating Partnership was 87.4% and 86.8% for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, Simon’s ownership interest in the Operating Partnership was 87.4%. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of equity instruments, our deferred compensation plan investments, the debt securities of our captive insurance subsidiary, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At March 31, 2021 and December 31, 2020, we had equity instruments with readily determinable fair values of $39.0 million and $41.9 million, respectively. Changes in the fair value of these equity instruments are recorded in earnings. Non-cash mark-to-market adjustments related to an investment we hold in shares of a publicly traded real estate investment trust are included in unrealized losses in fair value of equity instruments in our consolidated statements of operations and comprehensive income. Non-cash mark-to-market adjustments related to other non-real estate securities with readily determinable fair values for the three months ended March 31, 2021 and 2020 were nil in each period. At March 31, 2021 and December 31, 2020, we had equity instruments without readily determinable fair values of $309.2 million and $309.3 million, respectively, for which we have elected the measurement alternative.  We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the three months ended March 31, 2021 and 2020.

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

At March 31, 2021 and December 31, 2020, we held debt securities of $40.6 million and $40.5 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

The equity instruments with readily determinable fair values we held at March 31, 2021 and December 31, 2020 were primarily classified as having Level 1 and Level 2 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts and interest rate swap agreements with a gross asset balance of $8.4 million at March 31, 2021 and an insignificant gross asset balance at December 31, 2020, and a gross liability balance of $2.8 million and $44.6 million at March 31, 2021 and December 31, 2020, respectively.

Note 7 includes a discussion of the fair value of debt measured using Level 2 inputs.  Level 3 inputs to our purchase accounting and impairment analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows:

	As of	As of
	March 31,	December 31,
	2021	2020
Limited partners’ interests in the Operating Partnership	$435,309	$431,784
Nonredeemable noncontrolling interests in properties, net	16,294	1,090
Total noncontrolling interests reflected in equity	$451,603	$432,874

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

Accumulated Other Comprehensive Income (Loss)

Simon

The total accumulated other comprehensive income (loss) related to Simon’s currency translation adjustment was ($162.0) million and ($136.2) million as of March 31, 2021 and December 31, 2020, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended
	March 31,
	2021	2020	Affected line item where net income is presented
Currency translation adjustments	$5,660	$—	Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net
	(712)	—	Net income attributable to noncontrolling interests
	$4,948	$—

Accumulated derivative gains	$483	$480	Interest expense
	(61)	(63)	Net income attributable to noncontrolling interests
	$422	$417

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The Operating Partnership

The total accumulated other comprehensive income (loss) related to the Operating Partnership’s currency translation adjustment was ($185.3) million and ($155.8) million as of March 31, 2021 and December 31, 2020, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended
	March 31,
	2021	2020	Affected line item where net income is presented
Currency translation adjustments	$5,660	$—	Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net

Accumulated derivative gains	$483	$480	Interest expense

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

As of March 31, 2021 and December 31, 2020, we had no outstanding interest rate derivatives. We generally do not apply hedge accounting to interest rate caps, which had a nominal value as of March 31, 2021 and December 31, 2020.

We may enter into treasury lock agreements as part of an anticipated debt issuance. Upon completion of the debt issuance, the fair value of these instruments is recorded as part of accumulated other comprehensive income (loss) and is amortized to interest expense over the life of the debt agreement.

The unamortized gain on our treasury locks and terminated hedges recorded in accumulated other comprehensive income was $8.2 million as of March 31, 2021, compared to an unamortized gain of $8.7 million as of December 31, 2020. Within the next year, we expect to reclassify to earnings approximately $1.0 million of gains related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income.

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

We had the following Euro:USD forward contracts designated as net investment hedges at March 31, 2021 and December 31, 2020 (in millions):

		Asset (Liability) Value as of
		March 31,	December 31,
Notional Value	Maturity Date	2021	2020
€100.0	March 24, 2021	—	(3.9)
€100.0	March 24, 2021	—	(3.8)
€50.0	March 24, 2021	—	(2.3)
€50.0	March 24, 2021	—	(2.2)
€50.0	May 14, 2021	—	(2.2)
€50.0	May 14, 2021	—	(2.2)
€41.0	May 14, 2021	—	(1.9)
€20.0	May 14, 2021	—	(1.7)
€50.0	May 14, 2021	—	(2.1)
€50.0	May 14, 2021	—	(6.4)
€30.0	May 14, 2021	—	(2.6)
€60.0	December 20, 2021	(1.1)	(4.2)
€60.0	December 20, 2021	(1.0)	(4.1)
€30.0	December 20, 2021	(0.7)	(2.2)
€50.0	July 15, 2021	2.5	(0.1)
€41.0	July 15, 2021	2.1	(0.1)
€50.0	July 15, 2021	—	(0.1)
€61.0	September 17, 2021	1.9	(1.3)
€61.0	September 17, 2021	1.9	(1.2)

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

The total accumulated other comprehensive income (loss) related to Simon’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was ($22.3) million and ($53.2) million as of March 31, 2021 and December 31, 2020, respectively. The total accumulated other comprehensive income (loss) related to the Operating Partnership’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was ($25.5) million and ($60.9) million as of March 31, 2021 and December 31, 2020, respectively.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Simon Property Group Acquisition Holdings, Inc.

The Company sponsored, through a wholly-owned subsidiary, a special purpose acquisition corporation, or SPAC, named Simon Property Group Acquisition Holdings, Inc.  On February 18, 2021, the SPAC announced the pricing of its initial public offering, which was consummated on February 23, 2021, generating gross proceeds of $345.0 million, which have been placed in a trust account and is included in the accompanying consolidated balance sheet in Investments held in trust – special purpose acquisition company.  The SPAC is a consolidated VIE which was formed for the purpose of effecting a business combination.  The Company accounts for the noncontrolling interest in the SPAC as noncontrolling redeemable interests as these instruments are redeemable at the option of the holder and are classified as temporary equity at their redemption value in Simon’s accompanying consolidated balance sheet in Limited partners preferred interest in the Operating Partnership and noncontrolling redeemable interests and in the Operating Partnership’s accompanying consolidated balance sheet in Preferred units, various series, at liquidation value, and noncontrolling redeemable interests.

New Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Updated (ASU) 2020-04, “Reference Rate Reform,” which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Additional optional expedients, exceptions, and clarifications were created in ASU 2021-01. The guidance is effective upon issuance and generally can be applied to any contract modifications or existing and new hedging relationships through December 31, 2022.  We are currently evaluating the impact that the expected market transition from LIBOR to alternative references rates will have on our financial statements as well as the applicability of the aforementioned expedients and exceptions provided in ASU 2020-04 and ASU 2021-01.

4. Real Estate Acquisitions and Dispositions

Unless otherwise noted, gains and losses on property transactions are included in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the three months ended March 31, 2021 and 2020.

2021 Dispositions

During the first three months of 2021, we recorded a gain of $89.3 million related to the foreclosure of a consolidated property in satisfaction of its $180 million non-recourse mortgage.

2020 Dispositions

On October 1, 2020, we disposed of our interest in one consolidated retail property. A portion of the gross proceeds on this transaction of $33.4 million was used to partially repay a cross-collateralized mortgage. Our share of the $12.3 million gain is included in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statement of operation and comprehensive income.

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

Simon

	For the Three Months Ended March 31,
	2021	2020
Net Income attributable to Common Stockholders — Basic and Diluted	$445,860	$437,605
Weighted Average Shares Outstanding — Basic and Diluted	328,514,497	306,504,084

For the three months ended March 31, 2021, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the three months ended March 31, 2021 and 2020. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.  On March 30, 2021 Simon’s Board of Directors declared a quarterly cash dividend for the first quarter of 2021 of $1.30 per share.  At March 31, 2021, we accrued the first quarter dividend of $489.4 million, recorded in dividends payable in the accompanying consolidated balance sheet, which was paid in cash on April 23, 2021.

The Operating Partnership

	For the Three Months Ended March 31,
	2021	2020
Net Income attributable to Unitholders — Basic and Diluted	$510,085	$504,263
Weighted Average Units Outstanding — Basic and Diluted	375,836,653	353,191,960

For the three months ended March 31, 2021, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the three months ended March 31, 2021 and 2020. We accrue distributions when they are declared.  On March 30, 2021 Simon’s Board of Directors declared a quarterly cash distribution for the first quarter of 2021 of $1.30 per unit.  At March 31, 2021, we accrued the first quarter distribution of $489.4 million, recorded in distribution payable in the accompanying consolidated balance sheet, which was paid in cash on April 23, 2021.

6. Investment in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in note 2, we held joint venture interests in 83 properties as of March 31, 2021.

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

We may provide financing to joint venture properties primarily in the form of interest bearing construction loans. As of March 31, 2021 and December 31, 2020, we had construction loans and other advances to these related parties totaling $88.2 million

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

and $88.4 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

Unconsolidated Entity Transactions

On December 29, 2020, we completed the acquisition of an 80% noncontrolling ownership interest in TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. Under the terms of the transaction, we, through the Operating Partnership, acquired all of Taubman Centers, Inc., or Taubman, common stock for $43.00 per share in cash. Total consideration for the acquisition, including the redemption of Taubman’s $192.5 million 6.5% Series J Cumulative Preferred Shares and its $170.00 million 6.25% Series K Cumulative Preferred Shares, and the issuance of 955,705 Operating Partnership units, was approximately $3.5 billion. Our investment includes the 6.38% Series A Cumulative Redeemable Preferred Units for $362.5 million issued to us. The purchase price allocations are preliminary and subject to revision within the measurement period, not to exceed one year from the date of acquisition. Substantially all of our investment has preliminarily been determined to relate to investment property based on estimated fair values at the acquisition date.  Our share of net (loss) income, net of amortization of our excess investment, was ($24.8 million) for the three months ended March 31, 2021.  TRG’s total revenue, operating income before other items and consolidated net income were approximately $135.4 million, $36.8 million, and $8.7 million, respectively, for the three months ended March 31, 2021.

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

On February 19, 2020, we and a group of co-investors acquired certain assets and liabilities of Forever 21, a retailer of apparel and accessories, out of bankruptcy.  The interests were acquired through two separate joint ventures, a licensing venture and an operating venture. Our aggregate investment in the ventures was $67.6 million. In connection with the acquisition of our interest, the Forever 21 joint venture recorded a non-cash bargain purchase gain in the second quarter of 2020, of which our share was $35.0 million pre-tax. In the first quarter of 2021, we and our partner, ABG, each acquired additional 12.5% interests in the licensing and operations of Forever 21, our share of which was $56.3 million, bringing our respective interests to 50%. Subsequently, the Forever 21 operations were merged into the SPARC Group.

On September 15, 2016, we and a group of co-investors acquired certain assets and liabilities of Aéropostale, a retailer of apparel and accessories, out of bankruptcy, and subsequently renamed SPARC Group.  The interests were acquired through two separate joint ventures, a licensing venture and an operating venture.  In April 2018, we contributed our entire interest in the licensing venture in exchange for additional interests in ABG, a brand development, marketing, and entertainment company.  In January 2020, we acquired additional interests of 5.05% and 1.37% in SPARC Group and ABG, respectively, for $6.7 million and $33.5 million, respectively.  During the third quarter of 2020, SPARC Group acquired certain assets and operations of Brooks Brothers and Lucky Brands out of bankruptcy.  At March 31, 2021, our noncontrolling equity method interests in the operations venture of SPARC Group and in ABG were 50.0% and 6.8%, respectively.

European Investments

At March 31, 2021, we owned 63,924,148 shares, or approximately 22.4%, of Klépierre, which had a quoted market price of $23.32 per share. Our share of net (loss) income, net of amortization of our excess investment, was ($7.8 million) and $7.3 million for the three months ended March 31, 2021 and 2020, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP, Klépierre’s total revenues, operating income before other items and consolidated net (loss) income were approximately $277.8 million, $51.0 million and ($15.2 million), respectively, for the three months ended March 31, 2021 and $322.1 million, $83.8 million and $61.0 million, respectively, for the three months ended March 31, 2020.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

We have an interest in a European investee that had interests in ten Designer Outlet properties as of March 31, 2021 and December 31, 2020, seven of which are consolidated by us as of March 31, 2021. As of March 31, 2021, our legal percentage ownership interests in these properties ranged from 45% to 94%.

On January 1, 2021 our European investee gained control of Ochtrup Designer Outlets as a result of the expiration of certain participating rights held by a venture partner. This resulted in the consolidation of the property, requiring a remeasurement of our previously held equity interest to fair value and the recognition of a non-cash gain of $3.7 million in earnings during the first quarter of 2021, which includes amounts reclassified from accumulated other comprehensive income (loss) related to the currency translation adjustment previously recorded on our investment. The gain is included in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. The determination of the fair value consisted of Level 2 and 3 inputs and was predominately allocated to investment property.

In addition, we have a 50.0% noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we also have a direct minority ownership in three of those outlets. At March 31, 2021 and December 31, 2020, the carrying value of these equity instruments without readily determinable fair values was $140.8 million and is included in deferred costs and other assets.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $213.0 million and $216.8 million as of March 31, 2021 and December 31, 2020, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $188.7 million and $184.7 million as of March 31, 2021 and December 31, 2020, respectively, including all related components of accumulated other comprehensive income (loss).

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Summary Financial Information

A summary of the combined balance sheets and statements of operations of our equity method investments and share of income from such investments, excluding our investments in HBS, Klépierre, and TRG as well as our retailer investments in ABG, J.C. Penney, RGG and SPARC Group, follows.

COMBINED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
Assets:
Investment properties, at cost	$19,868,597	$20,079,476
Less - accumulated depreciation	7,986,377	8,003,863
	11,882,220	12,075,613
Cash and cash equivalents	1,295,486	1,169,422
Tenant receivables and accrued revenue, net	621,516	749,231
Right-of-use assets, net	172,089	185,598
Deferred costs and other assets	383,197	380,087
Total assets	$14,354,508	$14,559,951
Liabilities and Partners’ Deficit:
Mortgages	$15,462,903	$15,569,485
Accounts payable, accrued expenses, intangibles, and deferred revenue	892,461	969,242
Lease liabilities	175,427	188,863
Other liabilities	404,662	426,321
Total liabilities	16,935,453	17,153,911
Preferred units	67,450	67,450
Partners’ deficit	(2,648,395)	(2,661,410)
Total liabilities and partners’ deficit	$14,354,508	$14,559,951
Our Share of:
Partners’ deficit	$(1,135,196)	$(1,130,713)
Add: Excess Investment	1,332,392	1,399,757
Our net Investment in unconsolidated entities, at equity	$197,196	$269,044

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

COMBINED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2021	2020
REVENUE:
Lease income	$652,754	$743,849
Other income	72,599	74,515
Total revenue	725,353	818,364
OPERATING EXPENSES:
Property operating	133,037	147,030
Depreciation and amortization	171,154	171,479
Real estate taxes	68,897	68,390
Repairs and maintenance	19,046	19,615
Advertising and promotion	19,444	22,753
Other	31,988	50,229
Total operating expenses	443,566	479,496
Operating Income Before Other Items	281,787	338,868
Interest expense	(146,196)	(156,640)
Net Income	$135,591	$182,228
Third-Party Investors’ Share of Net Income	$68,141	$92,859
Our Share of Net Income	67,450	89,369
Amortization of Excess Investment	(19,327)	(20,840)
Income from Unconsolidated Entities	$48,123	$68,529

Our share of income from unconsolidated entities in the above table, aggregated with our share of results from our investments in HBS, Klépierre, and TRG as well as our retailer investments, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.  Unless otherwise noted, our share of the gain on acquisition of controlling interest,  sale or disposal of assets and interests in unconsolidated entities, net is reflected within (loss) gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

7. Debt

Unsecured Debt

At March 31, 2021, our unsecured debt consisted of $18.8 billion of senior unsecured notes of the Operating Partnership, $125.0 million outstanding under the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, and $500.0 million outstanding under the Operating Partnership’s global unsecured commercial paper note program, or Commercial Paper program.

The Credit Facility also included an additional single, delayed-draw $2.0 billion term loan facility, or Term Facility, which the Operating Partnership drew on December 15, 2020.

At March 31, 2021, we had an aggregate available borrowing capacity of $6.9 billion under the Credit Facility and the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities and the Term Facility, during the three months ended March 31, 2021 was $2.1 billion and the weighted average outstanding balance was $1.5 billion. Letters of credit of $12.4 million were outstanding under the Credit Facilities as of March 31, 2021.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The Credit Facility can be increased in the form of additional commitments under the Credit Facility in an aggregate amount not to exceed $1.0 billion, for a total aggregate size of $5.0 billion, subject to obtaining additional lender commitments and satisfying certain customary conditions precedent. Borrowings may be denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 95% of the maximum revolving credit amount, as defined. The initial maturity date of the Credit Facility is June 30, 2024. The Credit Facility can be extended for two additional six-month periods to June 30, 2025, at our sole option, subject to satisfying certain customary conditions precedent.

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

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On March 31, 2021, we had $500.0 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar-denominated notes with a weighted average interest rate of 0.22%. These borrowings have a weighted average maturity date of May 28, 2021 and reduce amounts otherwise available under the Credit Facilities.

On January 21, 2021, the Operating Partnership completed the issuance of the following senior unsecured notes: $800 million with a fixed interest rate of 1.75%, and $700 million with a fixed interest rate of 2.20%, with maturity dates of February 2028 and 2031, respectively.

On January 27, 2021, the Operating Partnership completed the optional redemption of its $550 million 2.50% notes due on July 15, 2021, including the make-whole amount of $3.0 million which is included in loss on extinguishment of debt in the accompanying consolidated statement of operations and comprehensive income. Further, on February 2, 2021, the Operating Partnership repaid $750 million under the Term Facility.

On March 19, 2021, the Operating Partnership completed the issuance of €750 million ($893.0 million U.S. dollar equivalent as of the issuance date) of senior unsecured notes at a fixed rate of 1.125% with a maturity date of March 19, 2033. Further, on March 23, 2021, the Operating Partnership repaid the remaining $1.25 billion under the Term Facility reducing it to zero.

Mortgage Debt

Total mortgage indebtedness was $6.8 billion and $7.0 billion at March 31, 2021 and December 31, 2020, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes,

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of March 31, 2021, we were in compliance with all covenants of our unsecured debt.

At March 31, 2021, our consolidated subsidiaries were the borrowers under 46 non-recourse mortgage notes secured by mortgages on 49 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At March 31, 2021, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Fair Value of Debt

The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed rate mortgages and unsecured indebtedness including commercial paper was $24.9 billion and $23.4 billion as of March 31, 2021 and December 31, 2020, respectively. The fair values of these financial instruments and the related discount rate assumptions as of March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31,	December 31,
	2021	2020
Fair value of consolidated fixed rate mortgages and unsecured indebtedness (in millions)	$25,917	$25,327
Weighted average discount rates assumed in calculation of fair value for fixed rate mortgages	2.85%	2.41%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	3.28%	2.63%

8. Equity

During the three months ended March 31, 2021, the Operating Partnership redeemed 316 units from a limited partner for $0.04 million. This transaction increased Simon’s ownership interest in the Operating Partnership.

On February 11, 2019, Simon's Board of Directors authorized a common stock repurchase plan.  Under the plan, Simon was authorized to repurchase up to $2.0 billion of its common stock during the two-year period ending February 11, 2021 in the open market or in privately negotiated transactions as market conditions warrant.  During the three months ended March 31, 2020, Simon purchased 1,245,654 shares at an average price of $122.50 per share.  As Simon repurchased shares under the program, the Operating Partnership repurchased an equal number of units from Simon.

We paid a common stock dividend of $1.30 per share in the first quarter of 2021 and $2.10 per share for the three months ended March 31, 2020.  The Operating Partnership paid distributions per unit for the same amounts.  On March 30, 2021, Simon’s Board of Directors declared a quarterly cash dividend for the first quarter of 2021 of $1.30 per share, payable on April 23, 2021 to shareholders of record on April 9, 2021.  The distribution rate on units is equal to the dividend rate on common stock.

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

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units in the Operating Partnership contain provisions which could require the Operating Partnership to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit in the consolidated statements of equity in issuance of unit equivalents and other.  There were no noncontrolling interests redeemable at amounts in excess of fair value as of March 31, 2021 and December 31, 2020.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as follows:

	As of	As of
	March 31,	December 31,
	2021	2020
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests	486,161	160,355
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$511,698	$185,892

Refer to Note 3 for discussion of the noncontrolling redeemable interest related to the SPAC.

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

	As of	As of
	March 31,	December 31,
	2021	2020
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests	486,161	160,355
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$511,698	$185,892

Refer to Note 3 for discussion of the noncontrolling redeemable interest related to the SPAC.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Stock Based Compensation

Our long-term incentive compensation awards under our stock based compensation plans primarily take the form of LTIP units, restricted stock grants, and restricted stock units.  These awards are either market or performance-based, and are based on various individual, corporate and business unit performance measures as further described below. The expense related to these programs, net of amounts capitalized, is included within home and regional office costs and general and administrative costs in the accompanying statements of operations and comprehensive income.  In the first quarter of 2021, the Compensation Committee established and made awards under a 2021 Long-Term Incentive Program, or 2021 LTI Program.  Awards under the 2021 LTI Program, took the form of LTIP units and restricted stock units as further discussed below.

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

In 2021 and 2019, the Compensation Committee established and granted awards under a redesigned LTIP program, or the 2021 LTIP program and the 2019 LTIP program, respectively.  Awards under these programs will be considered earned if, and only to the extent to which, the respective performance conditions (based on Funds From Operations, or FFO, per share, and Objective Criteria Goals) and market conditions (based on Relative or absolute TSR performance), as defined in the applicable award agreements, are achieved during the applicable three-year measurement period, subject to the recipient’s continued employment through the applicable vesting dates.  Any units determined to be earned LTIP units under the 2021 LTIP program will vest on January 1, 2025 and any units determined to be earned LTIP units under the 2019 LTIP program will vest on January 1, 2023.  The 2021 LTIP program provides that the amount earned related to the performance-based portion of the awards is dependent on Simon’s FFO performance and achievement of certain objective criteria goals and has a maximum potential fair value at grant date of $18.4 million.  The 2019 LTIP program provides that the amount earned related to the performance-based portion of the awards is dependent on Simon’s FFO performance and achievement of certain objective criteria goals and has a maximum potential fair value at issuance of $22.1 million.

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

The Compensation Committee approved LTIP unit grants as shown in the table below. The extent to which LTIP units were earned, and the aggregate grant date fair value, are as follows:

LTIP Program	LTIP Units Earned	Grant Date Fair Value of TSR Award	Grant Date Target Value of Performance-Based Awards
2018 LTIP program - Tranche A	38,148	$6.1 million	$6.1 million
2018 LTIP program - Tranche B	-	$6.1 million	$6.1 million
2019 LTIP program	To be determined in 2022	$9.5 million	$14.7 million
2021 LTIP program	To be determined in 2024	$5.7 million	$12.2 million

We recorded compensation expense, net of capitalization, related to these LTIP programs of approximately $2.6 million and $4.2 million for the three months ended March 31, 2021 and 2020, respectively.

Restricted Stock and Restricted Stock Units.  The Compensation Committee awarded 25,715 shares of restricted stock to employees on April 1, 2021 at a weighted-average fair market value of $113.77 per share. The grant date fair value of the employee restricted stock awards is being recognized as expense over the three-year vesting service period. In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.  During the first quarter of 2021, as part of the 2021 LTI Program the Compensation Committee established a grant of 37,976 time-based restricted stock units under the 2019 Plan at a weighted average fair market value of $112.92 per share.  These awards will vest, subject to the grantee's continued service, on March 1, 2024.  The $4.3 million grant date fair value of the awards is being recognized as expense over the three-year vesting service period.  In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.

During 2020, the Compensation Committee established a one-time grant of 312,263 time-based restricted stock units under the 2019 Plan at a weighted average fair market value of $84.37 per share.  These awards will vest, subject to the grantee's continued service on each applicable vesting date, in one-third increments on January 1, 2022, January 1, 2023, and January 1, 2024.  The grant date fair value of the awards of $26.3 million is being recognized as expense over the three-year vesting service period.

We recorded compensation expense, net of capitalization, related to restricted stock and restricted stock units of approximately $3.9 million and $3.0 million for the three months ended March 31, 2021 and 2020, respectively.

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

	For the Three Months Ended
	March 31,
	2021	2020
Fixed lease income	$937,489	$1,054,956
Variable lease income	207,569	207,276
Total lease income	$1,145,058	$1,262,232

Tenant receivables and accrued revenue in the accompanying consolidated balance sheets includes straight-line receivables of $589.4 million and $597.6 million at March 31, 2021 and December 31, 2020, respectively.

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

Lease Commitments

As of March 31, 2021, a total of 23 of our consolidated properties are subject to ground leases.  The termination dates of these ground leases range from 2021 to 2090, including periods for which exercising an extension option is reasonably assured.  These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total sales of the property.  In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2021 to 2028.  These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate taxes, and utility expenses.  Some of our ground and office leases include escalation clauses.  All of our lease arrangements are classified as operating leases.  We incurred ground lease

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Three Months Ended
	March 31,
	2021	2020
Operating Lease Cost
Fixed lease cost	$8,118	$8,009
Variable lease cost	4,078	3,940
Sublease income	(186)	(186)
Total operating lease cost	$12,010	$11,763

	For the Three Months Ended
	March 31,
	2021	2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$12,166	$11,923

Weighted-average remaining lease term - operating leases	34.2 years	35.1 years
Weighted-average discount rate - operating leases	4.87%	4.86%

Minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2021	$32,131
2022	32,838
2023	32,979
2024	33,114
2025	33,124
Thereafter	888,217
$1,052,403
Impact of discounting	(539,052)
Operating lease liabilities	$513,351

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of March 31, 2021 and December 31, 2020, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $225.0 million and $219.2 million, respectively.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

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

Hurricane Impacts

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

During the third quarter of 2020, one of our properties located in Louisiana experienced property damage and business interruption as a result of Hurricane Laura.   We wrote-off assets of approximately $11.1 million and recorded an insurance recovery receivable, and have received $27.0 million of insurance proceeds from third-party carriers.  The proceeds were used for property restoration and remediation and reduced the insurance recovery receivable.

COVID-19

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, or COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has had a material negative impact on economic and market conditions around the world, and, notwithstanding the fact that vaccines have started to be administered in the United States and elsewhere, the pandemic continues to adversely impact economic activity in retail real estate. The impact of the COVID-19 pandemic continues to evolve and governments and other authorities, including where we own or hold interests in properties, have imposed measures intended to control its spread, including restrictions on freedom of movement, group gatherings and business operations such as travel bans, border closings, business closures, quarantines, stay-at-home, shelter-in-place orders, density limitations and social distancing measures. As a result of the COVID-19 pandemic and these measures, the Company has experienced and may continue to experience material impacts including changes in the ability to recognize revenue due to changes in our assessment of the probability of collection of lease income and asset impairment charges as a result of changing cash flows generated by our properties.

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of March 31, 2021, we owned or held an interest in 202 income-producing properties in the United States, which consisted of 98 malls, 69 Premium Outlets, 14 Mills, four lifestyle centers, and 17 other retail properties in 37 states and Puerto Rico. We also own an 80% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at properties in the United States, Canada, Asia and Europe. Internationally, as of March 31, 2021, we had ownership in 31 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. We also have two international outlet properties under development. As of March 31, 2021, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 15 countries in Europe.

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

COVID-19

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, or COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has had a material negative impact on economic and market conditions around the world, and, notwithstanding the fact that vaccines have started to be administered in the United States and elsewhere, the pandemic continues to adversely impact economic activity in retail real estate. The impact of the COVID-19 pandemic continues to evolve and governments and other authorities, including where we own or hold interests in properties, have imposed measures intended to control its spread, including restrictions on freedom of movement, group gatherings and business operations such as travel bans, border closings, business closures, quarantines, stay-at-home, shelter-in-place orders, capacity limitations and social distancing measures. As a result of the COVID-19 pandemic and these measures, the Company has experienced and may continue to experience material impacts including changes in the ability to recognize revenue due to changes in our assessment of the probability of collection of lease income and asset impairment charges as a result of changing cash flows generated by our properties. Due to certain restrictive governmental orders placed on us, our domestic portfolio lost approximately 13,500 shopping days in 2020.

As we developed and implemented our response to the impact of the COVID-19 pandemic and restriction intended to prevent its spread on our business, our primary focus has been on the health and safety of our employees, our shoppers and the communities in which we serve.  We implemented a series of actions to reduce costs and increase liquidity in light of the economic impacts of the pandemic, including significantly reducing all non-essential corporate spending, significantly reducing property operating expenses, including discretionary marketing spend, implementing a temporary furlough of certain corporate and field employees due to the closure of the Company’s U.S. properties as a result of restrictive governmental orders; reducing certain corporate and field personnel and implementing a temporary freeze on company hiring efforts, and suspending certain redevelopment and new development projects.

Results Overview

Diluted earnings per share and diluted earnings per unit decreased $0.07 during the first three months of 2021 to $1.36 from $1.43 for the same period last year. The decrease in diluted earnings per share and diluted earnings per unit was primarily attributable to:

●	decreased consolidated lease income of $117.2 million, or $0.31 per diluted share/unit, comprised of decreased fixed lease income of $117.5 million and increased variable lease income of $0.3 million, which was primarily due to COVID-19 disruption,
●	decreased income from unconsolidated entities of $35.4 million, or $0.09 per diluted share/unit, primarily due to amortization of our excess investment in TRG and the impact of COVID-19 disruption on our domestic and international operations, partially offset by favorable year-over-year operations from retailer investments, and
●	increased interest expense in 2021 of $14.4 million, or $0.04 per diluted share/unit, partially offset by
●	increased other income of $7.6 million, or $0.02 per diluted share/unit, primarily due to an increase in lease settlement income of $35.0 million, or $0.09 per diluted share/unit, partially offset by a decrease in Simon Brand Venture and gift card revenues of $13.5 million, or $0.04 per diluted share/unit,

●	a 2021 gain on acquisitions and disposals of $93.1 million, or $0.25 per diluted share/unit, related to the disposition of our interest in one property of $89.3 million, or $0.24 per diluted share/unit, and a non-cash gain on the consolidation of one property of $3.7 million, or $0.01 per diluted share/unit,
●	an unrealized favorable change in fair value of equity instruments of $15.8 million, or $0.04 per diluted share/unit, and
●	decreased consolidated total operating expenses of $63.2 million, or $0.17 per diluted share/unit, primarily related to cost reduction efforts.

Portfolio NOI increased 4.0% for the three month period in 2021 over the prior year period primarily as a result of the acquisition of our interest in TRG.  Excluding the impact of TRG, portfolio NOI decreased 8.4% compared to the prior year.  Average base minimum rent for U.S. Malls and Premium Outlets increased 0.6% to $56.07 psf as of March 31, 2021, from $55.76 psf as of March 31, 2020. Leasing spreads in our U.S. Malls and Premium Outlets decreased to an open/close leasing spread (based on total tenant payments — base minimum rent plus common area maintenance) of $9.46 psf ($60.10 openings compared to $69.56 closings) as of March 31, 2021, representing a 13.6% decrease compared to March 31, 2020. The Opening Rate does not include any estimates for variable lease income based on sales. Ending occupancy for our U.S. Malls and Premium Outlets decreased 3.2% to 90.8% as of March 31, 2021, from 94.0% as of March 31, 2020, primarily due to 2020 tenant bankruptcy activity, partially offset by leasing activity.

Our effective overall borrowing rate at March 31, 2021 on our consolidated indebtedness increased 9 basis points to 3.04% as compared to 2.95% at March 31, 2020. This increase was primarily due to an increase in the effective overall borrowing rate on variable rate debt of 34 basis points (2.03% at March 31, 2021 as compared to 1.69% at March 31, 2020), partially offset by a decrease in the effective overall borrowing rate on fixed rate debt of 13 basis points (3.36% at March 31, 2021 as compared to 3.49% at March 31, 2020). The weighted average years to maturity of our consolidated indebtedness was 7.9 years and 7.3 years at March 31, 2021 and December 31, 2020, respectively.

Our financing activity for the three months ended March 31, 2021 included:

●	decreasing our borrowings under the Operating Partnership’s global unsecured commercial paper note program, or the Commercial Paper program, by $123.0 million,
●	completing, on January 21, 2021, the issuance by the Operating Partnership of the following senior unsecured notes: $800 million with a fixed interest rate of 1.75%, $700 million with a fixed interest rate of 2.20%, with maturity dates of February 2028 and 2031, respectively. Proceeds from the unsecured notes offering funded the optional redemption at par of the Operating Partnership’s $550 million 2.50% notes due July 15, 2021, including the make-whole amount on January 27, 2021 and repaid $750.0 million of the indebtedness under the Operating Partnership’s $2.0 billion delayed-draw term loan facility, or Term Facility, which was a feature of, and in addition to, the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, as discussed below.
●	completing, on March 19, 2021, the issuance of €750 million ($893.0 million U.S. dollar equivalent as of the issuance date) of senior unsecured notes at a fixed rate of 1.125% with a maturity date of March 19, 2033. Proceeds from the unsecured notes offering funded the repayment of the indebtedness under the Term Facility, as discussed below.
●	on March 23, 2021, repaying the remaining $1.25 billion outstanding under the Term Facility, reducing the Term Facility balance to zero.

United States Portfolio Data

The portfolio data discussed in this overview includes the following key operating statistics: ending occupancy and average base minimum rent per square foot. We include acquired properties in this data beginning in the year of acquisition and remove disposed properties in the year of disposition. For comparative purposes, we separate the information related to The Mills from our other U.S. operations. We also do not include any information for properties located outside the United States or properties included within the TRG portfolio.

The following table sets forth these key operating statistics for the combined U.S. Malls and Premium Outlets:

●	properties that are consolidated in our consolidated financial statements,
●	properties we account for under the equity method of accounting as joint ventures, and
●	the foregoing two categories of properties on a total portfolio basis.

	March 31,	March 31,	%/Basis Points
	2021	2020	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	90.9%	94.0%	-310 bps
Unconsolidated	90.5%	94.1%	-360 bps
Total Portfolio	90.8%	94.0%	-320 bps
Average Base Minimum Rent per Square Foot
Consolidated	$54.25	$53.86	0.7%
Unconsolidated	$61.26	$61.17	0.1%
Total Portfolio	$56.07	$55.76	0.6%
The Mills:
Ending Occupancy	95.8%	96.3%	-50 bps
Average Base Minimum Rent per Square Foot	$33.60	$33.80	-0.6%
(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Total Reported Sales per Square Foot.  Given all of our U.S. retail properties were closed for a portion of the prior year due to the COVID-19 pandemic, we are not presenting reported retail tenant sales per square foot as we do not believe the trends for the period are indicative of future operating results.

Current Leasing Activities

During the three months ended March 31, 2021, we signed 151 new leases and 406 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 2.2 million square feet, of which 1.8 million square feet related to consolidated properties. During the comparable period in 2020, we signed 195 new leases and 449 renewal leases with a fixed minimum rent, comprising approximately 2.4 million square feet, of which 1.7 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $67.66 per square foot in 2021 and $59.13 per square foot in 2020 with an average tenant allowance on new leases of $70.03 per square foot and $53.09 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	March 31,	March 31,	%/Basis Points
	2021	2020	Change
Ending Occupancy	99.5%	99.4%	+10 bps
Average Base Minimum Rent per Square Foot	¥5,479	¥5,307	3.23%

Results of Operations

The following acquisitions and dispositions of consolidated properties affected our consolidated results in the comparative periods:

●	During the first quarter of 2021, we disposed of one consolidated retail property.
●	During the first quarter of 2021, we consolidated one Designer Outlet property in Europe that had previously been accounted for under the equity method.
●	During the fourth quarter of 2020, we disposed of one consolidated retail property.

The following acquisitions and openings of equity method investments and properties affected our income from unconsolidated entities in the comparative periods:

●	In the first quarter of 2021, we and our partner, ABG, both acquired additional 12.5% interests in the licensing and operations of Forever 21 for $56.3 million bringing our interest to 50%. Subsequently the Forever 21 operations were merged into SPARC Group.
●	On December 29, 2020, we completed the acquisition of an 80% ownership interest in TRG.
●	On December 7, 2020, we and a group of co-investors acquired certain assets and liabilities of J.C. Penney, a department store retailer, out of bankruptcy. Our interest in the venture is 41.67%.
●	On June 23, 2020, we opened Siam Premium Outlets Bangkok, a 264,000 square foot center in Bangkok, Thailand. We own a 50% interest in this center.
●	On February 19, 2020, we and a group of co-investors acquired certain assets and liabilities of Forever 21, a retailer of apparel and accessories, out of bankruptcy. The interests were acquired through two separate joint ventures, a licensing venture and an operating venture. Our noncontrolling interest in each of the retail operations venture and in the licensing venture is 37.5%.
●	On February 13, 2020, through our European investee, we opened Malaga Designer Outlets, a 191,000 square foot center in Malaga, Spain. We own a 46% interest in this center.
●	In January 2020, we acquired additional interests of 5.05% and 1.37% in SPARC Group, formerly known as Aéropostale and Authentic Brands Groups, LLC, or ABG, respectively, for $6.7 million and $33.5 million, respectively.

For the purposes of the following comparison between the three months ended March 31, 2021 and 2020, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned or held interests in and operated in both of the periods under comparison.

Three months ended March 31, 2021 vs. Three months ended March 31, 2020

Lease income decreased $117.2 million, of which the property transactions accounted for $3.2 million of the decrease.  Comparable lease income decreased $114.0 million, or 9.0%.  Total lease income decreased primarily due to decreases in fixed minimum lease and CAM consideration recorded on a straight-line basis of $117.5 million, partially offset by an increase in variable lease income of $0.3 million.

Total other income increased $7.6 million, primarily due to an increase in lease settlement income of $35.0 million, partially offset by a $13.5 million decrease related to Simon Brand Venture and gift card revenues, a $6.5 million decrease in interest, dividend and other income, a $4.5 million decrease related to land sale activity in 2020, and a $1.1 million decrease related to business interruption proceeds received in 2020 in connection with our two Puerto Rico properties as a result of hurricane damages.

Property operating expenses decreased $19.0 million primarily due to the COVID-19 pandemic and the effect of the on-going restrictions intended to prevent its spread and cost reduction efforts, as previously discussed.

Home and regional office costs decreased $18.4 million due to a reduction in personnel, compensation expense and non-essential corporate spending.

Interest expense increased $14.4 million primarily related to interest on the 2021 and 2020 unsecured notes issuances.

During 2021, we recorded a loss on extinguishment of debt of $3.0 million as a result of the early redemption of unsecured notes.

Income from unconsolidated entities decreased $35.4 million primarily due to amortization of our excess investment in TRG and unfavorable domestic and international operations, both of which were impacted by COVID-19 disruption, partially offset by favorable results of operations from our retailer investments.

During 2021, we recorded a gain of $93.1 million related to the disposition of one consolidated property and the impact from the consolidation of one property that was previously unconsolidated.  During 2020, we recorded a $1.0 million gain related to the disposition of a shopping center by one of our joint venture investments.

Simon’s net income attributable to noncontrolling interests decreased $3.2 million due to a decrease in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised 4.6% of our total consolidated debt at March 31, 2021. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $917.0 million in the aggregate during the three months ended March 31, 2021. As of March 31, 2021, the Operating Partnership has a Credit Facility and a $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents decreased $75.8 million during the first three months of 2021 to $935.8 million as of March 31, 2021 as a result of the operating and financing activity, as further discussed in “Cash Flows” below.

On March 31, 2021, we had an aggregate available borrowing capacity of approximately $6.9 billion under the Credit Facilities, net of outstanding borrowings of $125.0 million and amounts outstanding under the Commercial Paper program of $500.0 million and letters of credit of $12.4 million. For the three months ended March 31, 2021, the maximum aggregate outstanding balance under the Credit Facilities was $2.1 billion and the weighted average outstanding balance was $1.5 billion. The weighted average interest rate was 0.9% for the three months ended March 31, 2021.

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

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the three months ended March 31, 2021 totaled $917.0 million. In addition, we had net repayments from our debt financing and repayment activities of $313.2 million in 2021. These activities are further discussed below under “Financing and Debt.” During the first three months of 2021, we also:

●	acquired additional interests in the licensing and operations of Forever 21, the aggregate cash portion of which was $56.3 million,
●	paid stockholder dividends and unitholder distributions totaling approximately $488.3 million and preferred unit distributions totaling $1.3 million,
●	funded consolidated capital expenditures of $114.8 million (including development and other costs of $13.1 million, redevelopment and expansion costs of $81.3 million, and tenant costs and other operational capital expenditures of $20.4 million), and
●	funded investments in unconsolidated entities of $19.5 million.

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

Financing and Debt

Unsecured Debt

At March 31, 2021, our unsecured debt consisted of $18.8 billion of senior unsecured notes of the Operating Partnership, $125.0 million outstanding under the Credit Facility, and $500.0 million outstanding under the Commercial Paper program.

At March 31, 2021, we had an aggregate available borrowing capacity of $6.9 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities and the Term Facility, during the three months ended March 31, 2021 was $2.1 billion and the weighted average outstanding balance was $1.5 billion. Letters of credit of $12.4 million were outstanding under the Credit Facilities as of March 31, 2021.

The Credit Facility can be increased in the form of additional commitments under the Credit Facility in an aggregate amount not to exceed $1.0 billion, for a total aggregate size of $5.0 billion, subject to obtaining additional lender commitments and satisfying certain customary conditions precedent. Borrowings may be denominated in U.S. dollars, Euro, Yen, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 95% of the maximum revolving credit amount, as defined. The initial maturity date of the Credit Facility is June 30, 2024. The Credit Facility can be extended for two additional six-month periods to June 30, 2025, at our sole option, subject to satisfying certain customary conditions precedent.

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

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On March 31, 2021, we had $500.0 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar-denominated notes with a weighted average interest rate of 0.22%. These borrowings have a weighted average maturity date of May 28, 2021 and reduce amounts otherwise available under the Credit Facilities.

On January 21, 2021, the Operating Partnership completed the issuance of the following senior unsecured notes: $800 million with a fixed interest rate of 1.75%, and $700 million with a fixed interest rate of 2.20%, with maturity dates of February 2028 and 2031, respectively.

On January 27, 2021, the Operating Partnership completed the optional redemption of its $550 million 2.50% notes due on July 15, 2021, including the make-whole amount of $3.0 million which is included in loss on extinguishment of debt in the accompanying consolidated statement of operations and comprehensive income. Further, on February 2, 2021, the Operating Partnership repaid $750 million under the Term Facility.

On March 19, 2021, the Operating Partnership completed the issuance of €750 million ($893.0 million U.S. dollar equivalent as of the issuance date) of senior unsecured notes at a fixed rate of 1.125% with a maturity date of March 19, 2033. Further, on March 23, 2021, the Operating Partnership repaid the remaining $1.25 billion under the Term Facility, reducing the Term Facility to zero.

Mortgage Debt

Total mortgage indebtedness was $6.8 billion and $7.0 billion at March 31, 2021 and December 31, 2020, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of March 31, 2021, we were in compliance with all covenants of our unsecured debt.

At March 31, 2021, our consolidated subsidiaries were the borrowers under 46 non-recourse mortgage notes secured by mortgages on 49 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At March 31, 2021, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of March 31, 2021 and December 31, 2020, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	March 31, 2021	Interest Rate(1)	December 31, 2020	Interest Rate(1)
Fixed Rate	$24,924,710	3.36%	$23,477,498	3.50%
Variable Rate	1,231,810	2.03%	3,245,863	1.31%
	$26,156,520	3.04%	$26,723,361	2.98%
(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the combined 2020 Annual Report on Form 10-K of Simon and the Operating Partnership.

In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of March 31, 2021, for the remainder of 2021 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2021	2022-2023	2024-2025	After 2025	Total
Long Term Debt (1) (2)	$1,678,703	$4,427,187	$5,987,738	$14,141,245	$26,234,873
Interest Payments (3)	595,271	1,419,114	1,152,354	4,078,279	7,245,018
(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	The amount due in 2021 includes $500.0 million outstanding under the Commercial Paper program.
(3)	Variable rate interest payments are estimated based on the LIBOR rate at March 31, 2021.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in note 6 of the condensed notes to our consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of March 31, 2021, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $225.0 million.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

During the third quarter of 2020, one of our properties located in Louisiana experienced property damage and business interruption as a result of Hurricane Laura.   We wrote-off assets of approximately $11.1 million and recorded an insurance recovery receivable, and have received $27.0 million of insurance proceeds from third-party carriers.  The proceeds were used for property restoration and remediation and reduced the insurance recovery receivable.

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

Acquisitions. The Company sponsored, through a wholly-owned subsidiary, a special purpose acquisition corporation, or SPAC, named Simon Property Group Acquisition Holdings, Inc.  On February 18, 2021 the SPAC announced the pricing of its initial public offering, which was consummated on February 23, 2021, generating gross proceeds of $345.0 million.  The SPAC is a consolidated VIE which was formed for the purpose of effecting a business combination and is targeting innovative businesses that operate within Simon’s “Live, Work, Play, Stay, Shop” ecosystem.

In the first quarter of 2021, we and our partner, ABG, each acquired additional 12.5% interests in the licensing and operations of Forever 21, our share of which was $56.3 million, bringing our interest to 50%. Subsequently the Forever 21 operations were merged into SPARC Group.

In January 2020, we acquired additional interests of 5.05% and 1.37% in SPARC Group and ABG, respectively, for $6.7 million and $33.5 million, respectively.  During the third quarter of 2020, SPARC acquired certain assets and operations of Brooks Brothers and Lucky Brands out of bankruptcy.  At March 31, 2021, our noncontrolling equity method interests in the operations venture of SPARC Group and in ABG were 50.0% and 6.8%, respectively.

Dispositions.  We may continue to pursue the disposition of properties that no longer meet our strategic criteria or that are not a primary retail venue within their trade area.

During the first three months of 2021, we recorded a gain of $89.3 million related to the foreclosure of a consolidated property in satisfaction of its $180 million non-recourse mortgage.

On October 1, 2020, we disposed of our interest in one consolidated retail property. A portion of the gross proceeds on this transaction of $33.4 million was used to partially repay a cross-collateralized mortgage. Our share of the $12.3 million gain is included in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statement of operation and comprehensive income.

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

On February 19, 2020, we and a group of co-investors acquired certain assets and liabilities of Forever 21, a retailer of apparel and accessories, out of bankruptcy.  The interests were acquired through two separate joint ventures, a licensing venture and an operating venture. Our noncontrolling interest in each of the retail operations venture and in the licensing venture is 37.5%. Our aggregate investment in the ventures was $67.6 million. In connection with the acquisition of our interest, the Forever 21 joint venture recorded a non-cash bargain purchase gain of which our share of $35.0 million pre-tax is included in income from unconsolidated entities in the consolidated statement of operations and comprehensive income in the second quarter of 2020.

Development Activity

We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors, big box tenants, restaurants, as well as office space and residential uses are underway at properties in the United States, Canada, Europe and Asia.

Construction continues on certain redevelopment and new development projects in the U.S. and internationally that are nearing completion.  Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $432 million.  Simon’s share of remaining net cash funding required to complete the new development and redevelopment projects currently under construction is approximately $191 million.  We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 7-10% for all of our new development, expansion and redevelopment projects.

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material. We expect our share of estimated committed capital for international development projects to be completed with projected delivery or capital expenditures in 2021 or 2022 is $35 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these new development and expansion projects as well as our share of the estimated total cost as of March 31, 2021 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
New Development Projects:
West Midlands Designer Outlet	Cannock (West Midlands), England	197,000	23%	GBP	31.2	$43.0	Opened Apr. - 2021
Jeju Premium Outlets	Jeju Province, South Korea	92,000	50%	KRW	2,200	$1.9	Aug. - 2021
Expansions:
La Reggia Designer Outlet Phase 3	Marcianise (Naples), Italy	58,000	92%	EUR	30.9	$36.2	Nov. - 2021
(1)	USD equivalent based upon March 31, 2021 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $1.30 per share in the first quarter of 2021 and $2.10 per share in the first quarter of 2020.  The Operating Partnership paid distributions per unit for the same amounts.  On March 30, 2021, Simon’s Board of Directors declared a quarterly cash dividend for the first quarter of 2021 of $1.30 per share, payable on April 23, 2021 to shareholders of record on April 9, 2021.  The distribution rate on units is equal to the dividend rate on common stock.  In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating

Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On February 11, 2019, Simon's Board of Directors authorized a common stock repurchase plan.  Under the plan, Simon was authorized to repurchase up to $2.0 billion of its common stock during the two-year period ending February 11, 2021 in the open market or in privately negotiated transactions as market conditions warrant.  During the three months ended March 31, 2020, Simon purchased 1,245,654 shares at an average price of $122.50 per share.  As Simon repurchased shares under the program, the Operating Partnership repurchased an equal number of units from Simon.

Forward-Looking Statements

Certain statements made in this section or elsewhere in this Quarterly Report on Form 10-Q may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that its expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: uncertainties regarding the impact of the COVID-19 pandemic and governmental restrictions intended to prevent its spread on our business, financial condition, results of operations, cash flow and liquidity and our ability to access the capital markets, satisfy our debt service obligations and make distributions to our stockholders; changes in economic and market conditions that may adversely affect the general retail environment; the potential loss of anchor stores or major tenants; the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise; the intensely competitive market environment in the retail industry, including e-commerce;  an increase in vacant space at our properties; the inability to lease newly developed properties and renew leases and relet space at existing properties on favorable terms; our international activities subjecting us to risks that are different from or greater than those associated with our domestic operations, including changes in foreign exchange rates; risks associated with the acquisition, development, redevelopment, expansion, leasing and management of properties; general risks related to real estate investments, including the illiquidity of real estate investments; the impact of our substantial indebtedness on our future operations, including covenants in the governing agreements that impose restrictions on us that may affect our ability to operate freely; any disruption in the financial markets that may adversely affect our ability to access capital for growth and satisfy our ongoing debt service requirements; any change in our credit rating; changes in market rates of interest; the transition of LIBOR to an alternative reference rate; our continued ability to maintain our status as a REIT; changes in tax laws or regulations that result in adverse tax consequences; risks relating to our joint venture properties, including guarantees of certain joint venture indebtedness; environmental liabilities; natural disasters; the availability of comprehensive insurance coverage; the potential for terrorist activities; security breaches that could compromise our information technology or infrastructure; and the loss of key management personnel.  We discussed these and other risks and uncertainties under the heading "Risk Factors" in the combined 2020 Annual Report on Form 10-K of Simon and the Operating Partnership and in this report. We may update that discussion in subsequent other periodic reports, but except as required by law, we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

We determine FFO based upon the definition set forth by the National Association of Real Estate Investment Trusts (“NAREIT”) Funds From Operations White Paper – 2018 Restatement.  Our main business includes acquiring, owning, operating, developing, and redeveloping real estate in conjunction with the rental of real estate.  Gain and losses of assets incidental to our main business are included in FFO.  We determine FFO to be our share of consolidated net income computed in accordance with GAAP:

●	excluding real estate related depreciation and amortization,
●	excluding gains and losses from extraordinary items,
●	excluding gains and losses from the acquisition of controlling interest, sale, disposal or property insurance recoveries of, or any impairment related to, depreciable retail operating properties,
●	plus the allocable portion of FFO of unconsolidated joint ventures based upon economic ownership interest, and

●	all determined on a consistent basis in accordance with GAAP.

You should understand that our computations of these non-GAAP measures might not be comparable to similar measures reported by other REITs and that these non-GAAP measures:

●	do not represent cash flow from operations as defined by GAAP,
●	should not be considered as an alternative to net income determined in accordance with GAAP as a measure of operating performance, and
●	are not an alternative to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	For the Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Funds from Operations	$933,951	$980,630
Change in FFO from prior period	(4.8)%	(9.4)%
Consolidated Net Income	$510,460	$505,404
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	313,575	326,039
Our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments	204,237	136,706
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(93,057)	(962)
Unrealized losses (gains) in fair value of equity instruments	3,201	19,048
Net loss (gain) attributable to noncontrolling interest holders in properties	938	172
Noncontrolling interests portion of depreciation and amortization and gain on consolidation of properties	(4,090)	(4,464)
Preferred distributions and dividends	(1,313)	(1,313)
FFO of the Operating Partnership	$933,951	$980,630
FFO allocable to limited partners	117,595	129,628
Dilutive FFO allocable to common stockholders	$816,356	$851,002
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.36	$1.43
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments, net of noncontrolling interests portion of depreciation and amortization	1.36	1.31
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(0.25)	(0.01)
Unrealized losses (gains) in fair value of equity instruments	0.01	0.05
Diluted FFO per share	$2.48	$2.78
Basic and Diluted weighted average shares outstanding	328,514	306,504
Weighted average limited partnership units outstanding	47,322	46,688
Basic and Diluted weighted average shares and units outstanding	375,836	353,192

The following schedule reconciles consolidated net income to NOI.

	For the Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$510,460	$505,404
Income and other tax benefit	(5,898)	(5,783)
Interest expense	202,016	187,627
Income from unconsolidated entities	(15,069)	(50,465)
Loss on extinguishment of debt	2,959	--
Unrealized losses (gains) in fair value of equity instruments	3,201	19,048
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(93,057)	(962)
Operating Income Before Other Items	604,612	654,869
Depreciation and amortization	315,738	328,262
Home and regional office costs	35,999	54,370
General and administrative	6,576	6,894
NOI of consolidated entities	$962,925	$1,044,395
Reconciliation of NOI of unconsolidated entities:
Net Income	$135,591	$182,228
Interest expense	146,196	156,640
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	—	—
Operating Income Before Other Items	281,787	338,868
Depreciation and amortization	171,154	171,479
NOI of unconsolidated entities	$452,941	$510,347
Add: Gross NOI from TRG	183,000	—
Add: Our share of NOI from Klépierre, and other corporate investments	51,089	24,477
Combined NOI	$1,649,955	$1,579,219
Less: Corporate and Other NOI Sources (1)	67,240	71,988
Less: Our share of NOI from Retailer Investments	3,533	(23,674)
Less: Our share of NOI from Investments (2)	41,630	52,310
Portfolio NOI	$1,537,552	$1,478,595
Portfolio NOI Change	4.0%
(1)	Includes income components excluded from portfolio NOI (domestic lease termination income, interest income, land sale gains, straight line lease income, above/below market lease adjustments), unrealized and realized gains/losses on non-real estate related equity instruments, Simon management company revenues, and other assets.
(2)	Includes our share of NOI of Klépierre (at constant currency) and other corporate investments.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

Sensitivity Analysis

We disclosed a qualitative and quantitative analysis regarding market risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the combined 2020 Annual Report on Form 10-K of Simon and the Operating Partnership. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2020.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of March 31, 2021. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of March 31, 2021. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A. Risk Factors

Through the period covered by this report, there were no material changes to the Risk Factors disclosed under Item 1A. Risk Factors in Part I of the combined 2020 Annual Report on Form 10-K of Simon and the Operating Partnership.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Simon

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by Simon during the quarter ended March 31, 2021.

Issuer Purchases of Equity Securities

There were no unregistered purchases of equity securities made by Simon during the quarter ended March 31, 2021.

The Operating Partnership

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended March 31, 2021.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2021, the Operating Partnership redeemed 316 units from a limited partner for $0.04 million.

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

Item 6.  Exhibits

Exhibit Number	Exhibit Descriptions
10.1*	Form of Simon Property Group Series 2021 LTIP Unit Award Agreement.
10.2*	Form of Certificate of Designation of Series 2021 LTIP Units of Simon Property Group, L.P.
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
Date: May 10, 2021

SIMON PROPERTY GROUP, L.P.

/s/ Brian J. McDade
Brian J. McDade
Executive Vice President, Chief Financial Officer and
Treasurer of Simon Property Group, Inc., General Partner
Date: May 10, 2021