Form 10-Q
period 2021-06-30
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2021-08-04
CIK 1063761, 1022344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of June 30, 2021, Simon Property Group, Inc. had 328,611,163 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2021 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority-owned partnership subsidiary, for which Simon is the general partner. As of June 30, 2021, Simon owned an approximate 87.4% ownership interest in the Operating Partnership, with the remaining 12.6% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day-to-day management.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10-Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	June 30,	December 31,
	2021	2020
ASSETS:
Investment properties, at cost	$37,938,181	$38,050,196
Less - accumulated depreciation	15,176,790	14,891,937
	22,761,391	23,158,259
Cash and cash equivalents	1,290,799	1,011,613
Tenant receivables and accrued revenue, net	952,731	1,236,734
Investment in TRG, at equity	3,415,996	3,451,897
Investment in Klépierre, at equity	1,706,661	1,729,690
Investment in other unconsolidated entities, at equity	2,746,162	2,603,571
Right-of-use assets, net	508,371	512,914
Investments held in trust - special purpose acquisition company	345,000	—
Deferred costs and other assets	1,100,745	1,082,168
Total assets	$34,827,856	$34,786,846
LIABILITIES:
Mortgages and unsecured indebtedness	$26,231,704	$26,723,361
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,230,595	1,311,925
Cash distributions and losses in unconsolidated entities, at equity	1,565,366	1,577,393
Dividend payable	527,508	486,922
Lease liabilities	511,211	515,492
Other liabilities	546,619	513,515
Total liabilities	30,613,003	31,128,608
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests	507,414	185,892
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	41,927	42,091
Common stock, $0.0001 par value, 511,990,000 shares authorized, 342,907,608 and 342,849,037 issued and outstanding, respectively	34	34
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	11,193,774	11,179,688
Accumulated deficit	(5,931,119)	(6,102,314)
Accumulated other comprehensive loss	(188,307)	(188,675)
Common stock held in treasury, at cost, 14,296,445 and 14,355,621 shares, respectively	(1,884,511)	(1,891,352)
Total stockholders’ equity	3,231,798	3,039,472
Noncontrolling interests	475,641	432,874
Total equity	3,707,439	3,472,346
Total liabilities and equity	$34,827,856	$34,786,846

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUE:
Lease income	$1,158,825	$1,013,510	$2,303,883	$2,275,742
Management fees and other revenues	26,061	21,035	51,358	50,201
Other income	69,260	27,496	138,856	89,458
Total revenue	1,254,146	1,062,041	2,494,097	2,415,401
EXPENSES:
Property operating	96,073	70,620	182,692	176,243
Depreciation and amortization	315,732	324,140	631,470	652,402
Real estate taxes	114,695	117,221	230,706	234,764
Repairs and maintenance	19,036	14,080	40,391	38,511
Advertising and promotion	19,565	12,689	49,050	46,216
Home and regional office costs	47,699	36,090	83,698	90,460
General and administrative	7,254	7,296	13,830	14,190
Other	29,369	29,037	52,926	56,878
Total operating expenses	649,423	611,173	1,284,763	1,309,664
OPERATING INCOME BEFORE OTHER ITEMS	604,723	450,868	1,209,334	1,105,737
Interest expense	(200,419)	(197,061)	(402,435)	(384,688)
Loss on extinguishment of debt	—	—	(2,959)	—
Income and other tax (expense) benefit	(47,003)	62	(41,105)	5,845
Income from unconsolidated entities	348,545	44,322	363,614	94,787
Unrealized gains (losses) in fair value of equity instruments	23	202	(3,177)	(18,846)
Gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	(7,845)	93,057	(6,883)
CONSOLIDATED NET INCOME	705,869	290,548	1,216,329	795,952
Net income attributable to noncontrolling interests	87,778	35,501	151,543	102,465
Preferred dividends	834	834	1,669	1,669
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$617,257	$254,213	$1,063,117	$691,818
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.88	$0.83	$3.24	$2.26

Consolidated Net Income	$705,869	$290,548	$1,216,329	$795,952
Unrealized gain (loss) on derivative hedge agreements	1,239	(24,332)	37,086	(1,859)
Net gain reclassified from accumulated other comprehensive loss into earnings	(475)	(478)	(6,618)	(958)
Currency translation adjustments	(5,886)	(15,904)	(29,769)	(39,508)
Changes in available-for-sale securities and other	82	(552)	(234)	272
Comprehensive income	700,829	249,282	1,216,794	753,899
Comprehensive income attributable to noncontrolling interests	87,178	30,060	151,640	96,935
Comprehensive income attributable to common stockholders	$613,651	$219,222	$1,065,154	$656,964

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,216,329	$795,952
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	664,783	677,676
Loss on debt extinguishment	2,959	—
(Gain) loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(93,057)	6,883
Unrealized losses in fair value of equity instruments	3,177	18,846
Straight-line lease loss (income)	11,531	(3,525)
Equity in income of unconsolidated entities	(363,614)	(94,787)
Distributions of income from unconsolidated entities	198,737	120,643
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	259,049	(623,761)
Deferred costs and other assets	(42,872)	594
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	20,727	(84,209)
Net cash provided by operating activities	1,877,749	814,312
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(157,080)	(107,797)
Funding of loans to related parties	(1,244)	(6,393)
Repayments of loans to related parties	285	—
Capital expenditures, net	(228,669)	(337,467)
Cash impact from the consolidation of properties	5,595	—
Investments in unconsolidated entities	(26,768)	(63,480)
Purchase of equity instruments	(9,981)	(24,923)
Proceeds from sales of equity instruments	—	30,000
Insurance proceeds for property restoration	6,400	1,058
Distributions of capital from unconsolidated entities and other	78,894	160,444
Net cash used in investing activities	(332,568)	(348,558)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(164)	(164)
Purchase of shares related to stock grant recipients' tax withholdings	(2,318)	(854)
Redemption of limited partner units	(57)	(16,067)
Purchase of treasury stock	—	(152,589)
Proceeds from the special purpose acquisition company IPO, net of transaction costs	338,121	—
Establishment of trust account for special purpose acquisition company	(345,000)	—
Distributions to noncontrolling interest holders in properties	(589)	(4,108)
Contributions from noncontrolling interest holders in properties	12,725	28
Preferred distributions of the Operating Partnership	(957)	(957)
Distributions to stockholders and preferred dividends	(854,977)	(646,094)
Distributions to limited partners	(121,819)	(98,123)
Cash paid to extinguish debt	(2,959)	—
Proceeds from issuance of debt, net of transaction costs	5,056,317	7,954,893
Repayments of debt	(5,344,318)	(4,864,992)
Net cash (used in) provided by financing activities	(1,265,995)	2,170,973
INCREASE IN CASH AND CASH EQUIVALENTS	279,186	2,636,727
CASH AND CASH EQUIVALENTS, beginning of period	1,011,613	669,373
CASH AND CASH EQUIVALENTS, end of period	$1,290,799	$3,306,100

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
December 31, 2020	$42,091	$34	$(188,675)	$11,179,688	$(6,102,314)	$(1,891,352)	$432,874	$3,472,346
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (37,976 common shares)				(7,214)		7,214		—
Redemption of limited partner units (316 units)				(34)			(3)	(37)
Amortization of stock incentive				4,231				4,231
Long-term incentive performance units							5,014	5,014
Issuance of unit equivalents and other				(4,313)	(2,681)		15,822	8,828
Unrealized gain on hedging activities			31,333				4,514	35,847
Currency translation adjustments			(20,878)				(3,005)	(23,883)
Changes in available-for-sale securities and other			(276)				(40)	(316)
Net gain reclassified from accumulated other comprehensive loss into earnings			(5,370)				(773)	(6,143)
Other comprehensive income			4,809				696	5,505
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				4,849			(4,849)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(428,712)		(61,558)	(490,270)
Distributions to other noncontrolling interest partners							(577)	(577)
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and an $897 loss attributable to noncontrolling redeemable interests in properties					446,694		64,184	510,878
March 31, 2021	$42,009	$34	$(183,866)	$11,177,207	$(6,087,013)	$(1,884,138)	$451,603	$3,515,836
Exchange of limited partner units (58,571 common shares, note 8)				539			(539)	—
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (41,574 common shares, net)				(1,945)		1,945		—
Redemption of limited partner units (170 units)				(19)			(1)	(20)
Amortization of stock incentive				5,204				5,204
Long-term incentive performance units							5,333	5,333
Issuance of unit equivalents and other (20,374 common shares repurchased)				9,336	(1,212)	(2,318)	1,135	6,941
Unrealized gain on hedging activities			1,079				160	1,239
Currency translation adjustments			(5,176)				(710)	(5,886)
Changes in available-for-sale securities and other			72				10	82
Net gain reclassified from accumulated other comprehensive loss into earnings			(416)				(59)	(475)
Other comprehensive income			(4,441)				(599)	(5,040)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				3,452			(3,452)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(460,986)		(66,105)	(527,091)
Distributions to other noncontrolling interest partners							(54)	(54)
Net income, excluding $478 attributable to preferred interests in the Operating Partnership and a $1,021 loss attributable to noncontrolling redeemable interests in properties					618,092		88,320	706,412
June 30, 2021	$41,927	$34	$(188,307)	$11,193,774	$(5,931,119)	$(1,884,511)	$475,641	$3,707,439

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

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	June 30,	December 31,
	2021	2020
ASSETS:
Investment properties, at cost	$37,938,181	$38,050,196
Less — accumulated depreciation	15,176,790	14,891,937
	22,761,391	23,158,259
Cash and cash equivalents	1,290,799	1,011,613
Tenant receivables and accrued revenue, net	952,731	1,236,734
Investment in TRG, at equity	3,415,996	3,451,897
Investment in Klépierre, at equity	1,706,661	1,729,690
Investment in other unconsolidated entities, at equity	2,746,162	2,603,571
Right-of-use assets, net	508,371	512,914
Investments held in trust - special purpose acquisition company	345,000	—
Deferred costs and other assets	1,100,745	1,082,168
Total assets	$34,827,856	$34,786,846
LIABILITIES:
Mortgages and unsecured indebtedness	$26,231,704	$26,723,361
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,230,595	1,311,925
Cash distributions and losses in unconsolidated entities, at equity	1,565,366	1,577,393
Distribution payable	527,508	486,922
Lease liabilities	511,211	515,492
Other liabilities	546,619	513,515
Total liabilities	30,613,003	31,128,608
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests	507,414	185,892
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	41,927	42,091
General Partner, 328,619,163 and 328,501,416 units outstanding, respectively	3,189,871	2,997,381
Limited Partners, 47,263,155 and 47,322,212 units outstanding, respectively	458,776	431,784
Total partners’ equity	3,690,574	3,471,256
Nonredeemable noncontrolling interests in properties, net	16,865	1,090
Total equity	3,707,439	3,472,346
Total liabilities and equity	$34,827,856	$34,786,846

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUE:
Lease income	$1,158,825	$1,013,510	$2,303,883	$2,275,742
Management fees and other revenues	26,061	21,035	51,358	50,201
Other income	69,260	27,496	138,856	89,458
Total revenue	1,254,146	1,062,041	2,494,097	2,415,401
EXPENSES:
Property operating	96,073	70,620	182,692	176,243
Depreciation and amortization	315,732	324,140	631,470	652,402
Real estate taxes	114,695	117,221	230,706	234,764
Repairs and maintenance	19,036	14,080	40,391	38,511
Advertising and promotion	19,565	12,689	49,050	46,216
Home and regional office costs	47,699	36,090	83,698	90,460
General and administrative	7,254	7,296	13,830	14,190
Other	29,369	29,037	52,926	56,878
Total operating expenses	649,423	611,173	1,284,763	1,309,664
OPERATING INCOME BEFORE OTHER ITEMS	604,723	450,868	1,209,334	1,105,737
Interest expense	(200,419)	(197,061)	(402,435)	(384,688)
Loss on extinguishment of debt	—	—	(2,959)	—
Income and other tax (expense) benefit	(47,003)	62	(41,105)	5,845
Income from unconsolidated entities	348,545	44,322	363,614	94,787
Unrealized gains (losses) in fair value of equity instruments	23	202	(3,177)	(18,846)
Gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	(7,845)	93,057	(6,883)
CONSOLIDATED NET INCOME	705,869	290,548	1,216,329	795,952
Net loss attributable to noncontrolling interests	(1,531)	(3,628)	(2,469)	(3,799)
Preferred unit requirements	1,313	1,313	2,626	2,626
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$706,087	$292,863	$1,216,172	$797,125
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$617,257	254,213	$1,063,117	$691,818
Limited Partners	88,830	38,650	153,055	105,307
Net income attributable to unitholders	$706,087	$292,863	$1,216,172	$797,125
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$1.88	$0.83	$3.24	$2.26

Consolidated Net Income	$705,869	$290,548	$1,216,329	$795,952
Unrealized gain (loss) on derivative hedge agreements	1,239	(24,332)	37,086	(1,859)
Net gain reclassified from accumulated other comprehensive loss into earnings	(475)	(478)	(6,618)	(958)
Currency translation adjustments	(5,886)	(15,904)	(29,769)	(39,508)
Changes in available-for-sale securities and other	82	(552)	(234)	272
Comprehensive income	700,829	249,282	1,216,794	753,899
Comprehensive (loss) income attributable to noncontrolling interests	(510)	293	(551)	729
Comprehensive income attributable to unitholders	$701,339	$248,989	$1,217,345	$753,170

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,216,329	$795,952
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	664,783	677,676
Loss on debt extinguishment	2,959	—
(Gain) loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(93,057)	6,883
Unrealized losses in fair value of equity instruments	3,177	18,846
Straight-line lease loss (income)	11,531	(3,525)
Equity in income of unconsolidated entities	(363,614)	(94,787)
Distributions of income from unconsolidated entities	198,737	120,643
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	259,049	(623,761)
Deferred costs and other assets	(42,872)	594
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	20,727	(84,209)
Net cash provided by operating activities	1,877,749	814,312
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(157,080)	(107,797)
Funding of loans to related parties	(1,244)	(6,393)
Repayments of loans to related parties	285	—
Capital expenditures, net	(228,669)	(337,467)
Cash impact from the consolidation of properties	5,595	—
Investments in unconsolidated entities	(26,768)	(63,480)
Purchase of equity instruments	(9,981)	(24,923)
Proceeds from sale of equity instruments	—	30,000
Insurance proceeds for property restoration	6,400	1,058
Distributions of capital from unconsolidated entities and other	78,894	160,444
Net cash used in investing activities	(332,568)	(348,558)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(164)	(164)
Purchase of units related to stock grant recipients' tax withholdings	(2,318)	(854)
Redemption of limited partner units	(57)	(16,067)
Purchase of general partner units	—	(152,589)
Proceeds from the special purpose acquisition company IPO, net of transaction costs	338,121	—
Establishment of trust account for special purpose acquisition company	(345,000)	—
Distributions to noncontrolling interest holders in properties	(589)	(4,108)
Contributions from noncontrolling interest holders in properties	12,725	28
Partnership distributions	(977,753)	(745,174)
Cash paid to extinguish debt	(2,959)	—
Mortgage and unsecured indebtedness proceeds, net of transaction costs	5,056,317	7,954,893
Mortgage and unsecured indebtedness principal payments	(5,344,318)	(4,864,992)
Net cash (used in) provided by financing activities	(1,265,995)	2,170,973
INCREASE IN CASH AND CASH EQUIVALENTS	279,186	2,636,727
CASH AND CASH EQUIVALENTS, beginning of period	1,011,613	669,373
CASH AND CASH EQUIVALENTS, end of period	$1,290,799	$3,306,100

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
December 31, 2020	$42,091	$2,997,381	$431,784	$1,090	$3,472,346
Series J preferred stock premium and amortization	(82)				(82)
Stock incentive program (37,976 common units)		—			—
Amortization of stock incentive		4,231			4,231
Redemption of limited partner units (316 units)		(34)	(3)		(37)
Long-term incentive performance units			5,014		5,014
Issuance of unit equivalents and other		(6,994)		15,822	8,828
Unrealized gain on hedging activities		31,333	4,514		35,847
Currency translation adjustments		(20,878)	(3,005)		(23,883)
Changes in available-for-sale securities and other		(276)	(40)		(316)
Net gain reclassified from accumulated other comprehensive loss into earnings		(5,370)	(773)		(6,143)
Other comprehensive income		4,809	696		5,505
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		4,849	(4,849)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(834)	(427,878)	(61,558)	(577)	(490,847)
Net income, excluding preferred distributions on temporary equity preferred units of $479 and an $897 loss attributable to noncontrolling redeemable interests in properties	834	445,860	64,225	(41)	510,878
March 31, 2021	$42,009	$3,022,224	$435,309	$16,294	$3,515,836
Series J preferred stock premium and amortization	(82)				(82)
Limited partner units exchanged to common units (58,571 units)		539	(539)		—
Stock incentive program (41,574 common units, net)		—			—
Amortization of stock incentive		5,204			5,204
Redemption of limited partner units (170 units)		(19)	(1)		(20)
Long-term incentive performance units			5,333		5,333
Issuance of unit equivalents and other (20,374 common units)		5,806		1,135	6,941
Unrealized gain on hedging activities		1,079	160		1,239
Currency translation adjustments		(5,176)	(710)		(5,886)
Changes in available-for-sale securities and other		72	10		82
Net gain reclassified from accumulated other comprehensive loss into earnings		(416)	(59)		(475)
Other comprehensive income		(4,441)	(599)		(5,040)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		3,452	(3,452)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(835)	(460,151)	(66,105)	(54)	(527,145)
Net income, excluding preferred distributions on temporary equity preferred units of $478 and a $1,021 loss attributable to noncontrolling redeemable interests in properties	835	617,257	88,830	(510)	706,412
June 30, 2021	$41,927	$3,189,871	$458,776	$16,865	$3,707,439

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of June 30, 2021, we owned or held an interest in 202 income-producing properties in the United States, which consisted of 95 malls, 69 Premium Outlets, 14 Mills, six lifestyle centers, and 18 other retail properties in 37 states and Puerto Rico. We also own an 80% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. Internationally, as of June 30, 2021, we had ownership in 32 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of June 30, 2021, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 15 countries in Europe.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim periods ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

As of June 30, 2021, we consolidated 132 wholly-owned properties and 18 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 84 properties, or the joint venture properties, as well as our investments in Klépierre, HBS Global Properties, or HBS, TRG, and our retailer investments in Authentic Brands Group, LLC, or ABG, J.C. Penney, Rue Gilt Groupe, or RGG and SPARC Group, which includes Forever 21 as of February 17, 2021, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day-to-day operations of 54 of the 84 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Thailand, Canada, Spain, and the United Kingdom comprise 23 of the remaining 30 properties. These international properties are managed by joint ventures in which we share control.

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s weighted average ownership interest in the Operating Partnership was 87.4% and 86.8% for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, Simon’s ownership interest in the Operating Partnership was 87.4%. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of equity instruments, our deferred compensation plan investments, the debt securities of our captive insurance subsidiary, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At June 30, 2021 and December 31, 2020, we had equity instruments with readily determinable fair values of $40.7 million and $41.9 million, respectively. Changes in the fair value of these equity instruments are recorded in earnings. Non-cash mark-to-market adjustments related to an investment we held in shares of a publicly traded real estate investment trust are included in unrealized gains (losses) in fair value of equity instruments in our consolidated statements of operations and comprehensive income. Non-cash mark-to-market adjustments related to other non-real estate securities with readily determinable fair values for the three and six months ended June 30, 2021 and 2020 were nil in each period. At June 30, 2021 and December 31, 2020, we had equity instruments without readily determinable fair values of $314.0 million and $309.3 million, respectively, for which we have elected the measurement alternative.  We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the three or six months ended June 30, 2021 and 2020.

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

At June 30, 2021 and December 31, 2020, we held debt securities of $50.1 million and $40.5 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

The equity instruments with readily determinable fair values we held at June 30, 2021 and December 31, 2020 were primarily classified as having Level 1 and Level 2 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts and interest rate swap agreements with a gross asset balance of $6.0 million at June 30, 2021 and an insignificant gross asset balance at December 31, 2020, and a gross liability balance of $4.8 million and $44.6 million at June 30, 2021 and December 31, 2020, respectively.

Note 7 includes a discussion of the fair value of debt measured using Level 2 inputs.  Level 3 inputs to our purchase accounting and impairment analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows:

	As of	As of
	June 30,	December 31,
	2021	2020
Limited partners’ interests in the Operating Partnership	$458,776	$431,784
Nonredeemable noncontrolling interests in properties, net	16,865	1,090
Total noncontrolling interests reflected in equity	$475,641	$432,874

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

Accumulated Other Comprehensive Income (Loss)

Simon

The total accumulated other comprehensive income (loss) related to Simon’s currency translation adjustment was ($167.2) million and ($136.2) million as of June 30, 2021 and December 31, 2020, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2021	2020	2021	2020	Affected line item where net income is presented
Currency translation adjustments	$—	$—	$5,660	$—	Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net
	—	—	(712)	—	Net income attributable to noncontrolling interests
	$—	$—	$4,948	$—

Accumulated derivative gains	$475	$478	$958	$958	Interest expense
	(59)	(63)	(120)	(126)	Net income attributable to noncontrolling interests
	$416	$415	$838	$832

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The Operating Partnership

The total accumulated other comprehensive income (loss) related to the Operating Partnership’s currency translation adjustment was ($191.2) million and ($155.8) million as of June 30, 2021 and December 31, 2020, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2021	2020	2021	2020	Affected line item where net income is presented
Currency translation adjustments	$—	$—	$5,660	$—	Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net

Accumulated derivative gains	$475	$478	$958	$958	Interest expense

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

As of June 30, 2021 and December 31, 2020, we had no outstanding interest rate derivatives. We generally do not apply hedge accounting to interest rate caps, which had a nominal value as of June 30, 2021 and December 31, 2020.

We may enter into treasury lock agreements as part of an anticipated debt issuance. Upon completion of the debt issuance, the fair value of these instruments is recorded as part of accumulated other comprehensive income (loss) and is amortized to interest expense over the life of the debt agreement.

The unamortized gain on our treasury locks and terminated hedges recorded in accumulated other comprehensive income was $7.7 million as of June 30, 2021, compared to an unamortized gain of $8.7 million as of December 31, 2020. Within the next 12 months, we expect to reclassify to earnings approximately $0.4 million of gains related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income.

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

We had the following Euro:USD forward contracts designated as net investment hedges at June 30, 2021 and December 31, 2020 (in millions):

		Asset (Liability) Value as of
		June 30,	December 31,
Notional Value	Maturity Date	2021	2020
€100.0	March 24, 2021	—	(3.9)
€100.0	March 24, 2021	—	(3.8)
€50.0	March 24, 2021	—	(2.3)
€50.0	March 24, 2021	—	(2.2)
€50.0	May 14, 2021	—	(2.2)
€50.0	May 14, 2021	—	(2.2)
€41.0	May 14, 2021	—	(1.9)
€20.0	May 14, 2021	—	(1.7)
€50.0	May 14, 2021	—	(2.1)
€50.0	May 14, 2021	—	(6.4)
€30.0	May 14, 2021	—	(2.6)
€60.0	December 20, 2021	(1.8)	(4.2)
€60.0	December 20, 2021	(1.7)	(4.1)
€30.0	December 20, 2021	(1.0)	(2.2)
€50.0	July 15, 2021	2.0	(0.1)
€41.0	July 15, 2021	—	(0.1)
€50.0	July 15, 2021	—	(0.1)
€61.0	September 17, 2021	1.2	(1.3)
€61.0	September 17, 2021	1.2	(1.2)

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

The total accumulated other comprehensive income (loss) related to Simon’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was ($21.7) million and ($53.2) million as of June 30, 2021 and December 31, 2020, respectively. The total accumulated other comprehensive income (loss) related to the Operating Partnership’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was ($24.8) million and ($60.9) million as of June 30, 2021 and December 31, 2020, respectively.

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

New Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update (ASU) 2020-04, “Reference Rate Reform,” which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Additional optional expedients, exceptions, and clarifications were created in ASU 2021-01. The guidance is effective upon issuance and generally can be applied to any contract modifications or existing and new hedging relationships through December 31, 2022.  We are currently evaluating the impact that the expected market transition from LIBOR to alternative references rates will have on our financial statements as well as the applicability of the aforementioned expedients and exceptions provided in ASU 2020-04 and ASU 2021-01.

4. Real Estate Acquisitions and Dispositions

Unless otherwise noted, gains and losses on property transactions are included in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the six months ended June 30, 2021 and 2020.

2021 Dispositions

During the first quarter of 2021, we recorded a gain of $89.3 million related to the foreclosure of a consolidated property in satisfaction of its $180 million non-recourse mortgage.

In July 2021, a consolidated property was foreclosed upon in satisfaction of its $120.9 million non-recourse mortgage resulting in a gain of approximately $87.0 million to be recorded in the third quarter.

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

Simon

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net Income attributable to Common Stockholders — Basic and Diluted	$617,257	$254,213	$1,063,117	$691,818
Weighted Average Shares Outstanding — Basic and Diluted	328,594,136	305,882,326	328,554,537	306,193,205

For the six months ended June 30, 2021, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the six months ended June 30, 2021 and 2020. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.  On June 21, 2021 Simon’s Board of Directors declared a quarterly cash dividend for the second quarter of 2021 of $1.40 per share.  At June 30, 2021, we accrued the second quarter dividend of $527.5 million, recorded in dividends payable in the accompanying consolidated balance sheet, which was paid in cash on July 23, 2021.

The Operating Partnership

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net Income attributable to Unitholders — Basic and Diluted	$706,087	$292,863	$1,216,172	$797,125
Weighted Average Units Outstanding — Basic and Diluted	375,875,290	352,410,392	375,856,079	352,801,176

For the six months ended June 30, 2021, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the six months ended June 30, 2021 and 2020. We accrue distributions when they are declared.  On June 21, 2021 Simon’s Board of Directors declared a quarterly cash distribution for the second quarter of 2021 of $1.40 per unit.  At June 30, 2021, we accrued the second quarter distribution of $527.5 million, recorded in distribution payable in the accompanying consolidated balance sheet, which was paid in cash on July 23, 2021.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

6. Investment in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in note 2, we held joint venture interests in 84 properties as of June 30, 2021.

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

We may provide financing to joint venture properties primarily in the form of interest bearing construction loans. As of June 30, 2021 and December 31, 2020, we had construction loans and other advances to these related parties totaling $88.0 million and $88.4 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

Unconsolidated Entity Transactions

On June 1, 2021, we and our partner, ABG, acquired the licensing rights of Eddie Bauer. Our non-controlling interest in the licensing venture is 49% and was acquired for cash consideration of $100.8 million.

During the second quarter of 2021, we sold our interest in one multi-family residential investment. Our share of the gross proceeds from this transaction was $27.1 million. The gain of $14.9 million on the sale is included in other income in the accompanying consolidated statement of operations and comprehensive income.

On December 29, 2020, we completed the acquisition of an 80% noncontrolling ownership interest in TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. Under the terms of the transaction, we, through the Operating Partnership, acquired all of Taubman Centers, Inc., or Taubman, common stock for $43.00 per share in cash. Total consideration for the acquisition, including the redemption of Taubman’s $192.5 million 6.5% Series J Cumulative Preferred Shares and its $170.00 million 6.25% Series K Cumulative Preferred Shares, and the issuance of 955,705 Operating Partnership units, was approximately $3.5 billion. Our investment includes the 6.38% Series A Cumulative Redeemable Preferred Units for $362.5 million issued to us. The purchase price allocations are preliminary and subject to revision within the measurement period, not to exceed one year from the date of acquisition. Substantially all of our investment has preliminarily been determined to relate to investment property based on estimated fair values at the acquisition date.  Our share of net (loss) income was ($13.7 million) and ($38.5 million) for the three and six months ended June 30, 2021, which includes amortization of our excess investment of $31.6 million and $63.1 million, for the same periods.  TRG’s total revenue, operating income before other items and consolidated net income were approximately $271.6 million, $85.4 million, and $30.1 million, respectively, for the six months ended June 30, 2021, before consideration of the amortization of our excess investment.

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

On February 19, 2020, we and a group of co-investors acquired certain assets and liabilities of Forever 21, a retailer of apparel and accessories, out of bankruptcy.  The interests were acquired through two separate joint ventures, a licensing venture and an operating venture. Our aggregate investment in the ventures was $67.6 million. In connection with the acquisition of our interest, the Forever 21 joint venture recorded a non-cash bargain purchase gain in the second quarter of 2020, of which our share was $35.0 million pre-tax. In the first quarter of 2021, we and our partner, ABG, each acquired additional 12.5% interests in the

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

licensing and operations of Forever 21, our share of which was $56.3 million, bringing our respective interests to 50%. Subsequently, the Forever 21 operations were merged into SPARC Group.

On September 15, 2016, we and a group of co-investors acquired certain assets and liabilities of Aéropostale, a retailer of apparel and accessories, out of bankruptcy, and subsequently renamed SPARC Group.  The interests were acquired through two separate joint ventures, a licensing venture and an operating venture.  In April 2018, we contributed our entire interest in the licensing venture in exchange for additional interests in ABG, a brand development, marketing, and entertainment company.  In January 2020, we acquired additional interests of 5.05% and 1.37% in SPARC Group and ABG, respectively, for $6.7 million and $33.5 million, respectively.  During the third quarter of 2020, SPARC Group acquired certain assets and operations of Brooks Brothers and Lucky Brands out of bankruptcy.  During the second quarter of 2021, SPARC Group acquired certain assets and operations of Eddie Bauer.  At June 30, 2021, our noncontrolling equity method interests in the operations venture of SPARC Group and in ABG were 50.0% and 6.6%, respectively.

On July 1, 2021, we contributed to ABG all of our interests in both the Forever 21 and Brooks Brothers licensing ventures in exchange for additional interests in ABG bringing our total interest in ABG to approximately 11%.  As a result, in the third quarter of 2021, we will recognize a non-cash gain representing the difference between the fair value of the interests received and the carrying value of the licensing ventures.

European Investments

At June 30, 2021, we owned 63,924,148 shares, or approximately 22.4%, of Klépierre, which had a quoted market price of $25.81 per share. Our share of net income, net of amortization of our excess investment, was $114.8 million and $2.2 million for the three months ended June 30, 2021 and 2020, respectively, and $106.9 million and $9.4 million for the six months ended June 30, 2021 and 2020, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP, Klépierre’s total revenues, operating income before other items and consolidated net income were approximately $541.6 million, $113.0 million and $528.4 million, respectively, for the six months ended June 30, 2021 and $672.3 million, $199.9 million and $152.6 million, respectively, for the six months ended June 30, 2020.

During the six months ended June 30, 2021, Klépierre elected to step-up the tax basis of certain assets in Italy, which triggered a one-time payment at a significantly reduced tax rate. As a result of the step-up in tax basis, a previously established deferred tax liability was reversed resulting in a non-cash gain, of which our share was $118.4 million.

During the six months ended June 30, 2020, we recorded a $7.8 million net loss related to the impairment and disposition of certain assets of Klépierre. This transaction is included in gain (loss) on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

We have an interest in a European investee that had interests in 11 Designer Outlet properties as of June 30, 2021 and ten Designer Outlet properties as of December 31, 2020, seven of which are consolidated by us as of June 30, 2021. As of June 30, 2021, our legal percentage ownership interests in these properties ranged from 23% to 94%.

On January 1, 2021 our European investee gained control of Ochtrup Designer Outlets as a result of the expiration of certain participating rights held by a venture partner. This resulted in the consolidation of the property, requiring a remeasurement of our previously held equity interest to fair value and the recognition of a non-cash gain of $3.7 million in earnings during the first quarter of 2021, which includes amounts reclassified from accumulated other comprehensive income (loss) related to the currency translation adjustment previously recorded on our investment. The gain is included in gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. The determination of the fair value consisted of Level 2 and 3 inputs and was predominately allocated to investment property.

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

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we also have a direct minority ownership in three of those outlets. At June 30, 2021 and December 31, 2020, the carrying value of these equity instruments without readily determinable fair values was $140.8 million and is included in deferred costs and other assets.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $208.6 million and $216.8 million as of June 30, 2021 and December 31, 2020, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $181.5 million and $184.7 million as of June 30, 2021 and December 31, 2020, respectively, including all related components of accumulated other comprehensive income (loss).

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

COMBINED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
Assets:
Investment properties, at cost	$19,885,109	$20,079,476
Less - accumulated depreciation	8,157,942	8,003,863
	11,727,167	12,075,613
Cash and cash equivalents	1,356,266	1,169,422
Tenant receivables and accrued revenue, net	571,652	749,231
Right-of-use assets, net	168,752	185,598
Deferred costs and other assets	387,285	380,087
Total assets	$14,211,122	$14,559,951
Liabilities and Partners’ Deficit:
Mortgages	$15,430,065	$15,569,485
Accounts payable, accrued expenses, intangibles, and deferred revenue	840,432	969,242
Lease liabilities	172,281	188,863
Other liabilities	395,463	426,321
Total liabilities	16,838,241	17,153,911
Preferred units	67,450	67,450
Partners’ deficit	(2,694,569)	(2,661,410)
Total liabilities and partners’ deficit	$14,211,122	$14,559,951
Our Share of:
Partners’ deficit	$(1,150,296)	$(1,130,713)
Add: Excess Investment	1,317,383	1,399,757
Our net Investment in unconsolidated entities, at equity	$167,087	$269,044

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

COMBINED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUE:
Lease income	$681,349	$574,246	$1,334,103	$1,318,096
Other income	64,694	46,205	137,293	120,718
Total revenue	746,043	620,451	1,471,396	1,438,814
OPERATING EXPENSES:
Property operating	136,129	107,309	269,166	254,339
Depreciation and amortization	170,443	165,511	341,597	336,989
Real estate taxes	68,123	60,634	137,021	129,023
Repairs and maintenance	16,304	13,589	35,350	33,204
Advertising and promotion	14,797	10,016	34,241	32,768
Other	37,657	15,734	69,643	65,964
Total operating expenses	443,453	372,793	887,018	852,287
Operating Income Before Other Items	302,590	247,658	584,378	586,527
Interest expense	(152,447)	(152,409)	(298,644)	(309,050)
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	33,371	—	33,371	—
Net Income	$183,514	$95,249	$319,105	$277,477
Third-Party Investors’ Share of Net Income	$92,745	$53,989	$160,886	$146,848
Our Share of Net Income	90,769	41,260	158,219	130,629
Amortization of Excess Investment	(15,268)	(20,761)	(34,595)	(41,601)
Our Share of Gain on Sale or Disposal of Assets and Interests in Other Income in the Consolidated Financial Statements	(14,941)	—	(14,941)	—
Income from Unconsolidated Entities	$60,560	$20,499	$108,683	$89,028

Our share of income from unconsolidated entities in the above table, aggregated with our share of results from our investments in HBS, Klépierre, and TRG as well as our retailer investments, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.  Unless otherwise noted, our share of the gain on acquisition of controlling interest,  sale or disposal of assets and interests in unconsolidated entities, net is reflected within gain (loss) on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

7. Debt

Unsecured Debt

At June 30, 2021, our unsecured debt consisted of $18.9 billion of senior unsecured notes of the Operating Partnership, $125.0 million outstanding under the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, and $500.0 million outstanding under the Operating Partnership’s global unsecured commercial paper note program, or Commercial Paper program.

The Credit Facility also included an additional single, delayed-draw $2.0 billion term loan facility, or Term Facility, which the Operating Partnership drew on December 15, 2020.

At June 30, 2021, we had an aggregate available borrowing capacity of $6.9 billion under the Credit Facility and the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities and the Term Facility, during the six months ended June 30, 2021 was $2.1 billion and the weighted average outstanding balance was $817.0 million. Letters of credit of $12.5 million were outstanding under the Credit Facilities as of June 30, 2021.

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

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On June 30, 2021, we had $500.0 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar-denominated notes with a weighted average interest rate of 0.18%. These borrowings have a weighted average maturity date of July 26, 2021 and reduce amounts otherwise available under the Credit Facilities.

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

Mortgage Debt

Total mortgage indebtedness was $6.8 billion and $7.0 billion at June 30, 2021 and December 31, 2020, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of June 30, 2021, we were in compliance with all covenants of our unsecured debt.

At June 30, 2021, our consolidated subsidiaries were the borrowers under 47 non-recourse mortgage notes secured by mortgages on 50 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At June 30, 2021, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Fair Value of Debt

The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed rate mortgages and unsecured indebtedness including commercial paper was $24.9 billion and $23.4 billion as of June 30, 2021 and December 31, 2020, respectively. The fair values of these financial instruments and the related discount rate assumptions as of June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30,	December 31,
	2021	2020
Fair value of consolidated fixed rate mortgages and unsecured indebtedness (in millions)	$26,500	$25,327
Weighted average discount rates assumed in calculation of fair value for fixed rate mortgages	2.79%	2.41%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	3.11%	2.63%

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

8. Equity

During the six months ended June 30, 2021, Simon issued 58,571 shares of common stock to seven limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. During the six months ended June 30, 2021, the Operating Partnership redeemed 486 units from two limited partners for $0.06 million. These transactions increased Simon’s ownership interest in the Operating Partnership.

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

We paid a common stock dividend of $1.30 per share in the second quarter of 2021 and $2.60 per share for the six months ended June 30, 2021.  We paid a common stock dividend of $2.10 per share for the six months ended June 30, 2020.  The Operating Partnership paid distributions per unit for the same amounts.  On June 21, 2021, Simon’s Board of Directors declared a quarterly cash dividend for the second quarter of 2021 of $1.40 per share, payable on July 23, 2021 to shareholders of record on July 2, 2021.  On August 2, 2021, Simon’s Board of Directors declared a quarterly cash dividend for the third quarter of 2021 of $1.50 per share, payable on September 30, 2021 to shareholders of record on September 9, 2021.  The distribution rate on units is equal to the dividend rate on common stock.

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

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units in the Operating Partnership contain provisions which could require the Operating Partnership to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit in the consolidated statements of equity in issuance of unit equivalents and other.  There were no noncontrolling interests

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

redeemable at amounts in excess of fair value as of June 30, 2021 and December 31, 2020.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as follows:

	As of	As of
	June 30,	December 31,
	2021	2020
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests	481,877	160,355
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$507,414	$185,892

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

	As of	As of
	June 30,	December 31,
	2021	2020
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests	481,877	160,355
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$507,414	$185,892

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

We recorded compensation expense, net of capitalization, related to these LTIP programs of approximately $5.3 million and $6.9 million for the six months ended June 30, 2021 and 2020, respectively.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Restricted Stock and Restricted Stock Units.  The Compensation Committee awarded 25,715 shares of restricted stock to employees on April 1, 2021 at a weighted-average fair market value of $113.77 per share. During the six months ended June 30, 2021, our non-employee Directors were awarded 15,859 shares of restricted stock at a weighted-average fair market value of $122.64 per share.  These shares represent a portion of the compensation we pay our non-employee Directors, and all of the shares have been placed in a non-employee Director deferred compensation account maintained by us.  The grant date fair value of the employee restricted stock awards is being recognized as expense over the three-year vesting service period. The grant date fair value of the non-employee Director restricted stock awards is being recognized as expense over the one-year vesting service period. In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.  During the first quarter of 2021, as part of the 2021 LTI Program the Compensation Committee established a grant of 37,976 time-based restricted stock units under the 2019 Plan at a weighted average fair market value of $112.92 per share.  These awards will vest, subject to the grantee's continued service, on March 1, 2024.  The $4.3 million grant date fair value of the awards is being recognized as expense over the three-year vesting service period.  In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.

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

We recorded compensation expense, net of capitalization, related to restricted stock and restricted stock units of approximately $8.3 million and $6.0 million for the six months ended June 30, 2021 and 2020, respectively.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fixed lease income	$924,447	$954,966	$1,861,936	$2,009,920
Variable lease income	234,378	58,544	441,947	265,822
Total lease income	$1,158,825	$1,013,510	$2,303,883	$2,275,742

Tenant receivables and accrued revenue in the accompanying consolidated balance sheets includes straight-line receivables of $583.3 million and $597.6 million at June 30, 2021 and December 31, 2020, respectively.

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

Lease Commitments

As of June 30, 2021, a total of 23 of our consolidated properties are subject to ground leases.  The termination dates of these ground leases range from 2022 to 2090, including periods for which exercising an extension option is reasonably assured.  These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total sales of the property.  In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2021 to 2028.  These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate taxes, and utility expenses.  Some of our ground and office leases include escalation clauses.  All of our lease arrangements are classified as operating leases.  We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating Lease Cost
Fixed lease cost	$8,131	$7,137	$16,249	$15,146
Variable lease cost	3,759	3,147	7,837	7,087
Sublease income	(187)	(187)	(373)	(373)
Total operating lease cost	$11,703	$10,097	$23,713	$21,860

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

	For the Six Months Ended
	June 30,
	2021	2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$24,025	$22,180

Weighted-average remaining lease term - operating leases	34.0 years	34.8 years
Weighted-average discount rate - operating leases	4.87%	4.86%

Minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2021	$32,131
2022	32,838
2023	32,979
2024	33,114
2025	33,124
Thereafter	888,217
$1,052,403
Impact of discounting	(541,192)
Operating lease liabilities	$511,211

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of June 30, 2021 and December 31, 2020, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $212.4 million and $219.2 million, respectively.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

Concentration of Credit Risk

Our U.S. Malls, Premium Outlets, and The Mills rely upon anchor tenants to attract customers; however, anchors do not contribute materially to our financial results as many anchors own their spaces. All material operations are within the United States and no customer or tenant accounts for 5% or more of our consolidated revenues.

Hurricane Impacts

During the third quarter of 2020, one of our properties located in Texas experienced property damage and business interruption as a result of Hurricane Hanna.  We wrote-off assets of approximately $9.6 million, and recorded an insurance recovery receivable, and have received $14.0 million of insurance proceeds from third-party carriers.  The proceeds were used for property restoration and remediation and reduced the insurance recovery receivable.

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

COVID-19

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, or COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has had a material negative impact on economic and market conditions around the world, and, notwithstanding the fact that vaccines have started to be administered in the United States and elsewhere, the pandemic continues to adversely impact economic activity in retail real estate. The impact of the COVID-19 pandemic continues to evolve and governments and other authorities, including where we own or hold interests in properties, have imposed measures intended to control its spread, including restrictions on freedom of movement, group gatherings and business operations such as travel bans, border closings, business closures, quarantines, stay-at-home, shelter-in-place orders, density limitations and social distancing measures. As a result of the COVID-19 pandemic and these measures, the Company has experienced and may continue to experience material impacts including changes in the ability to recognize revenue due to changes in our assessment of the probability of collection of lease income and asset impairment charges as a result of changing cash flows generated by our properties and investments.

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of June 30, 2021, we owned or held an interest in 202 income-producing properties in the United States, which consisted of 95 malls, 69 Premium Outlets, 14 Mills, six lifestyle centers, and 18 other retail properties in 37 states and Puerto Rico. We also own an 80% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at properties in the United States, Canada, Asia and Europe. Internationally, as of June 30, 2021, we had ownership in 32 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. We also have two international outlet properties under development. As of June 30, 2021, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 15 countries in Europe.

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

COVID-19

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, or COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has had a material negative impact on economic and market conditions around the world, and, notwithstanding the fact that vaccines have started to be administered in the United States and elsewhere, the pandemic continues to adversely impact economic activity in retail real estate. The impact of the COVID-19 pandemic continues to evolve and governments and other authorities, including where we own or hold interests in properties, have imposed measures intended to control its spread, including restrictions on freedom of movement, group gatherings and business operations such as travel bans, border closings, business closures, quarantines, stay-at-home, shelter-in-place orders, capacity limitations and social distancing measures. As a result of the COVID-19 pandemic and these measures, the Company has experienced and may continue to experience material impacts including changes in the ability to recognize revenue due to changes in our assessment of the probability of collection of lease income and asset impairment charges as a result of changing cash flows generated by our properties and investments. Due to certain restrictive governmental orders placed on us, our domestic portfolio lost approximately 13,500 shopping days in 2020 the majority of which occurred in the second quarter.

As we developed and implemented our response to the impact of the COVID-19 pandemic and restrictions intended to prevent its spread on our business, our primary focus has been on the health and safety of our employees, our shoppers and the communities in which we serve.  In the second quarter of 2020, in connection with the property closures, we implemented a series of actions to reduce costs and increase liquidity in light of the economic impacts of the pandemic.

Results Overview

Diluted earnings per share and diluted earnings per unit increased $0.98 during the first six months of 2021 to $3.24 from $2.26 for the same period last year. The increase in diluted earnings per share and diluted earnings per unit was primarily attributable to:

●	increased income from unconsolidated entities of $268.8 million, or $0.72 per diluted share/unit, the majority of which is due to favorable year-over-year operations from, and additional interests in and ownership of, retailer investments of $202.2 million, or $0.54 per diluted share/unit,
●	increased other income of $49.4 million, or $0.13 per diluted share/unit, primarily due to an increase in lease settlement income of $43.7 million, or $0.12 per diluted share/unit, most of which occurred in the first quarter of 2021,
●	a non-cash gain in 2021 on acquisitions and disposals of $93.1 million, or $0.25 per diluted share/unit, related to the disposition of our interest in one property of $89.3 million, or $0.24 per diluted share/unit, and a non-cash gain on the consolidation of one property of $3.7 million, or $0.01 per diluted share/unit, and
●	an unrealized favorable change in fair value of equity instruments of $15.7 million, or $0.04 per diluted share/unit, partially offset by
●	increased tax expense of $47.0 million, or $0.12 per diluted share/unit, primarily due to favorable year-over-year operations from retailer investments, and

●	increased interest expense in 2021 of $17.7 million, or $0.05 per diluted share/unit, due to Term Loan borrowings, which were subsequently replaced by notes issuances to fund our investment in TRG.

Portfolio NOI increased 16.7% for the six month period in 2021 over the prior year period primarily as a result of the acquisition of our interest in TRG.  Excluding the impact of TRG, portfolio NOI increased 2.8% compared to the prior year.  Average base minimum rent for U.S. Malls and Premium Outlets decreased 1.8% to $55.03 psf as of June 30, 2021, from $56.02 psf as of June 30, 2020.  Ending occupancy for our U.S. Malls and Premium Outlets decreased 1.1% to 91.8% as of June 30, 2021, from 92.9% as of June 30, 2020, primarily due to 2020 tenant bankruptcy activity, partially offset by leasing activity.

Our effective overall borrowing rate at June 30, 2021 on our consolidated indebtedness increased 21 basis points to 3.02% as compared to 2.81% at June 30, 2020. This increase was primarily due to an increase in the effective overall borrowing rate on variable rate debt of 108 basis points (2.03% at June 30, 2021 as compared to 0.95% at June 30, 2020), partially offset by a decrease in the effective overall borrowing rate on fixed rate debt of 15 basis points (3.34% at June 30, 2021 as compared to 3.49% at June 30, 2020). The weighted average years to maturity of our consolidated indebtedness was 7.8 years and 7.3 years at June 30, 2021 and December 31, 2020, respectively.

Our financing activity for the six months ended June 30, 2021 included:

●	decreasing our borrowings under the Operating Partnership’s global unsecured commercial paper note program, or the Commercial Paper program, by $123.0 million,
●	completing, on January 21, 2021, the issuance by the Operating Partnership of the following senior unsecured notes: $800 million with a fixed interest rate of 1.75%, $700 million with a fixed interest rate of 2.20%, with maturity dates of February 2028 and 2031, respectively. Proceeds from the unsecured notes offering funded the optional redemption at par of the Operating Partnership’s $550 million 2.50% notes due July 15, 2021, including the make-whole amount on January 27, 2021 and repaid $750.0 million of the indebtedness under the Operating Partnership’s $2.0 billion delayed-draw term loan facility, or Term Facility, which was a feature of, and in addition to, the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, as discussed below.
●	completing, on March 19, 2021, the issuance of €750 million ($893.0 million U.S. dollar equivalent as of the issuance date) of senior unsecured notes at a fixed rate of 1.125% with a maturity date of March 19, 2033. Proceeds from the unsecured notes offering funded the repayment of the indebtedness under the Term Facility, as discussed below.
●	repaying, on March 23, 2021, the remaining $1.25 billion outstanding under the Term Facility, reducing the Term Facility balance to zero.

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

The following table sets forth these key operating statistics for the combined U.S. Malls and Premium Outlets:

●	properties that are consolidated in our consolidated financial statements,
●	properties we account for under the equity method of accounting as joint ventures, and
●	the foregoing two categories of properties on a total portfolio basis.

	June 30,	June 30,	%/Basis Points
	2021	2020	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	91.8%	93.0%	-120 bps
Unconsolidated	91.6%	92.7%	-110 bps
Total Portfolio	91.8%	92.9%	-110 bps
Average Base Minimum Rent per Square Foot
Consolidated	$53.51	$54.10	-1.1%
Unconsolidated	$59.33	$61.48	-3.5%
Total Portfolio	$55.03	$56.02	-1.8%
The Mills:
Ending Occupancy	96.9%	95.3%	160 bps
Average Base Minimum Rent per Square Foot	$33.31	$34.11	-2.3%
(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the six months ended June 30, 2021, we signed 409 new leases and 981 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 4.8 million square feet, of which 3.8 million square feet related to consolidated properties. During the comparable period in 2020, we signed 222 new leases and 503 renewal leases with a fixed minimum rent, comprising approximately 2.7 million square feet, of which 2.0 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $61.64 per square foot in 2021 and $62.61 per square foot in 2020 with an average tenant allowance on new leases of $55.59 per square foot and $50.62 per square foot, respectively.

Leasing Spreads.  Leasing spreads can vary significantly based on the mix of leasing volume during the period and are dependent on factors such as property and space location, size of the space, term and whether lease income is structured as variable or fixed, or a mix thereof, among other factors.  In addition, our historically reported leasing spreads did not include any estimates for variable lease income based on sales.   As such, we are not presenting leasing spreads as we do not believe the trends for the period are indicative of future operating results.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	June 30,	June 30,	%/Basis Points
	2021	2020	Change
Ending Occupancy	99.6%	99.3%	+30 bps
Average Base Minimum Rent per Square Foot	¥5,492	¥5,339	2.87%

Results of Operations

The following acquisitions and dispositions of consolidated properties affected our consolidated results in the comparative periods:

●	During the first quarter of 2021, we disposed of one consolidated retail property.
●	During the first quarter of 2021, we consolidated one Designer Outlet property in Europe that had previously been accounted for under the equity method.
●	During the fourth quarter of 2020, we disposed of one consolidated retail property.

The following acquisitions and openings of equity method investments and properties affected our income from unconsolidated entities in the comparative periods:

●	On June 1, 2021, we and our partner, ABG, acquired the licensing rights of Eddie Bauer. Our non-controlling interest in the licensing venture is 49% and was acquired for cash consideration of $100.8 million.
●	On April 12, 2021, we opened West Midlands Designer Outlet, a 197,000 square foot center in Cannock, United Kingdom. We own 23.2% interest in this center.
●	In the first quarter of 2021, we and our partner, ABG, both acquired additional 12.5% interests in the licensing and operations of Forever 21 for $56.3 million bringing our interest to 50%. Subsequently the Forever 21 operations were merged into SPARC Group.
●	On December 29, 2020, we completed the acquisition of an 80% ownership interest in TRG.
●	On December 7, 2020, we and a group of co-investors acquired certain assets and liabilities of J.C. Penney, a department store retailer, out of bankruptcy. Our interest in the venture is 41.67%.
●	On June 23, 2020, we opened Siam Premium Outlets Bangkok, a 264,000 square foot center in Bangkok, Thailand. We own a 50% interest in this center.
●	On February 19, 2020, we and a group of co-investors acquired certain assets and liabilities of Forever 21, a retailer of apparel and accessories, out of bankruptcy. The interests were acquired through two separate joint ventures, a licensing venture and an operating venture. Our noncontrolling interest in each of the retail operations venture and in the licensing venture was 37.5%.
●	On February 13, 2020, through our European investee, we opened Malaga Designer Outlet, a 191,000 square foot center in Malaga, Spain. We own a 46% interest in this center.
●	In January 2020, we acquired additional interests of 5.05% and 1.37% in SPARC Group and Authentic Brands Groups, LLC, or ABG, respectively, for $6.7 million and $33.5 million, respectively.

For the purposes of the following comparison between the three and six months ended June 30, 2021 and 2020, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned or held interests in and operated in both of the periods under comparison.

Three months ended June 30, 2021 vs. Three months ended June 30, 2020

Lease income increased $145.3 million, of which the property transactions accounted for a $3.2 million decrease.  Comparable lease income increased $148.5 million, or 14.7%.  Total lease income increased primarily due to an increase in variable lease income of $175.8 million primarily related to higher consideration based on tenant sales and lower negative variable lease income due to abatements granted in 2020 as a result of the COVID-19 pandemic, partially offset by decreases in fixed minimum lease and CAM consideration recorded on a straight-line basis of $30.5 million.

Total other income increased $41.8 million, primarily due to a $14.9 million gain on the sale of our interest in a multi-family residential property, a $9.4 million increase related to Simon Brand Venture and gift card revenues, an increase in lease settlement income of $8.7 million, a $6.2 million net increase in interest, dividend and other income, and a $4.8 million increase from the non-cash dilution gain on a non-retail investment, partially offset by a $3.4 million decrease related to 2020 gains from the sale of outparcels and a $1.6 million decrease related to business interruption proceeds received in 2020.

Property operating expenses increased $25.5 million primarily due to the reopening of properties that had been closed during the second quarter of 2020 as a result of the COVID-19 pandemic and the effect of the on-going restrictions intended to prevent its spread and cost reduction efforts, as previously discussed.

Advertising and promotion expenses increased $6.9 million primarily due to the reopening of properties that had been closed during the second quarter of 2020 as a result of the COVID-19 pandemic and the effect of the on-going restrictions intended to prevent its spread and cost reduction efforts, as previously discussed.

Home and regional office costs increased $11.6 million due to an increase in personnel, compensation expense and non-essential corporate spending as a result of our properties that had been closed in the second quarter of 2020 being open in the second quarter of 2021.

Income and other tax (expense) benefit increased $47.1 million due to increased tax expense as a result of higher net income on our share of operating results in the retailer investments.

Income from unconsolidated entities increased $304.2 million primarily due to favorable results of operations from our retailer investments and international investments which included the reversal of a previously established deferred tax liability at Klépierre resulting in a non-cash gain, of which our share was $118.4 million, partially offset by amortization of our excess investment in TRG.

During 2020, we recorded a $7.8 million loss, net, related to the impairment and disposition of certain assets by Klépierre.

Simon’s net income attributable to noncontrolling interests increased $52.3 million due to an increase in the net income of the Operating Partnership.

Six months ended June 30, 2021 vs. Six months ended June 30, 2020

Lease income increased $28.1 million, of which the property transactions accounted for a $6.4 million decrease.  Comparable lease income increased $34.5 million, or 1.5%.  Total lease income increased primarily due to an increase in variable lease income of $176.1 million primarily related to higher consideration based on tenant sales and lower negative variable lease income due to abatements granted in 2020 as a result of the COVID-19 pandemic, partially offset by decreases in fixed minimum lease and CAM consideration recorded on a straight-line basis of $148.0 million.

Total other income increased $49.4 million, primarily due to an increase in lease settlement income of $43.7 million, a $14.9 million gain on the sale of our interest in a multi-family residential property, and a $4.8 million increase from the non-cash dilution gain on a non-retail investment, partially offset by an $8.7 million decrease related to higher land and outparcel sale activity in 2020, a $4.0 million decrease related to Simon Brand Ventures and gift card revenues, and a $2.7 million decrease related to business interruption proceeds received in 2020.

Property operating expenses increased $6.4 million primarily due to the reopening of properties that had been closed during 2020 as a result of the COVID-19 pandemic and the effect of the on-going restrictions intended to prevent its spread and cost reduction efforts, as previously discussed.

Home and regional office costs decreased $6.8 million due to a reduction in personnel and compensation expense.

Interest expense increased $17.7 million primarily related to interest on the 2021 and 2020 unsecured notes issuances.

During 2021, we recorded a loss on extinguishment of debt of $3.0 million as a result of the early redemption of unsecured notes.

Income and other tax (expense) benefit increased $47.0 million due to increased tax expense as a result of higher net income on our share of operating results in the retailer investments.

Income from unconsolidated entities increased $268.8 million primarily due to favorable results of operations from our retailer investments and international investments which included the reversal of a previously established deferred tax liability at Klépierre resulting in a non-cash gain, of which our share was $118.4 million, partially offset by amortization of our excess investment in TRG.

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

Simon’s net income attributable to noncontrolling interests increased $49.1 million due to an increase in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised 4.6% of our total consolidated debt at June 30, 2021. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $2.0 billion in the aggregate during the six months ended June 30, 2021. As of June 30, 2021, the Operating Partnership has a Credit Facility and a $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents increased $279.2 million during the first six months of 2021 to $1.3 billion as of June 30, 2021 as a result of the operating and financing activity, as further discussed in “Cash Flows” below.

On June 30, 2021, we had an aggregate available borrowing capacity of approximately $6.9 billion under the Credit Facilities, net of outstanding borrowings of $125.0 million and amounts outstanding under the Commercial Paper program of $500.0 million and letters of credit of $12.5 million. For the six months ended June 30, 2021, the maximum aggregate outstanding balance under the Credit Facilities was $2.1 billion and the weighted average outstanding balance was $817.0 million. The weighted average interest rate was 0.9% for the six months ended June 30, 2021.

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

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the six months ended June 30, 2021 totaled $2.0 billion. In addition, we had net repayments from our debt financing and repayment activities of $288.0 million in 2021. These activities are further discussed below under “Financing and Debt.” During the first six months of 2021, we also:

●	funded the acquisition of the licensing venture of Eddie Bauer and acquired additional interests in the licensing and operations of Forever 21, the aggregate cash portion of which was $157.1 million,
●	paid stockholder dividends and unitholder distributions totaling approximately $977.8 million and preferred unit distributions totaling $2.6 million,
●	funded consolidated capital expenditures of $228.7 million (including development and other costs of $26.1 million, redevelopment and expansion costs of $144.6 million, and tenant costs and other operational capital expenditures of $58.0 million), and
●	funded investments in unconsolidated entities of $26.8 million.

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

Financing and Debt

Unsecured Debt

At June 30, 2021, our unsecured debt consisted of $18.9 billion of senior unsecured notes of the Operating Partnership, $125.0 million outstanding under the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, and $500.0 million outstanding under the Operating Partnership’s global unsecured commercial paper note program, or Commercial Paper program.

The Credit Facility also included an additional single, delayed-draw $2.0 billion term loan facility, or Term Facility, which the Operating Partnership drew on December 15, 2020.

At June 30, 2021, we had an aggregate available borrowing capacity of $6.9 billion under the Credit Facility and the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities and the Term Facility, during the six months ended June 30, 2021 was $2.1 billion and the weighted average outstanding balance was $817.0 million. Letters of credit of $12.5 million were outstanding under the Credit Facilities as of June 30, 2021.

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

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On June 30, 2021, we had $500.0 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar-denominated notes with a weighted average interest rate of 0.18%. These borrowings have a weighted average maturity date of July 26, 2021 and reduce amounts otherwise available under the Credit Facilities.

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

On March 19, 2021, the Operating Partnership completed the issuance of €750 million ($893.0 million U.S. dollar equivalent as of the issuance date) of senior unsecured notes at a fixed rate of 1.125% with a maturity date of March 19, 2033. Further, on March 23, 2021, the Operating Partnership repaid the remaining $1.25 billion under the Term Facility, reducing it to zero.

Mortgage Debt

Total mortgage indebtedness was $6.8 billion and $7.0 billion at June 30, 2021 and December 31, 2020, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of June 30, 2021, we were in compliance with all covenants of our unsecured debt.

At June 30, 2021, our consolidated subsidiaries were the borrowers under 47 non-recourse mortgage notes secured by mortgages on 50 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At June 30, 2021, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of June 30, 2021 and December 31, 2020, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	June 30, 2021	Interest Rate(1)	December 31, 2020	Interest Rate(1)
Fixed Rate	$24,987,757	3.07%	$23,477,498	3.50%
Variable Rate	1,243,947	2.03%	3,245,863	1.31%
	$26,231,704	3.02%	$26,723,361	2.98%
(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the combined 2020 Annual Report on Form 10-K of Simon and the Operating Partnership.

In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of June 30, 2021, for the remainder of 2021 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2021	2022-2023	2024-2025	After 2025	Total
Long Term Debt (1) (2)	$1,119,241	$4,818,461	$5,998,015	$14,373,909	$26,309,626
Interest Payments (3)	397,209	1,442,896	1,167,522	4,116,284	7,123,911
(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	The amount due in 2021 includes $500.0 million outstanding under the Commercial Paper program.
(3)	Variable rate interest payments are estimated based on the LIBOR rate at June 30, 2021.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in note 6 of the condensed notes to our consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of June 30, 2021, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $212.4 million.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

Hurricane Impacts

During the third quarter of 2020, one of our properties located in Texas experienced property damage and business interruption as a result of Hurricane Hanna.  We wrote-off assets of approximately $9.6 million, and recorded an insurance recovery receivable, and have received $14.0 million of insurance proceeds from third-party carriers.  The proceeds were used for property restoration and remediation and reduced the insurance recovery receivable.

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

In January 2020, we acquired additional interests of 5.05% and 1.37% in SPARC Group and ABG, respectively, for $6.7 million and $33.5 million, respectively.  During the third quarter of 2020, SPARC acquired certain assets and operations of Brooks Brothers and Lucky Brands out of bankruptcy.  At June 30, 2021, our noncontrolling equity method interests in the operations venture of SPARC Group and in ABG were 50.0% and 6.6%, respectively.

On July 1, 2021, we contributed to ABG all of our interests in both the Forever 21 and Brooks Brothers licensing ventures in exchange for additional interests in ABG bringing our total interest in ABG to approximately 11%.  As a result, in the third quarter of 2021, we will recognize a non-cash gain representing the difference between fair value of the interests received and the carrying value of the licensing ventures.

Dispositions.  We may continue to pursue the disposition of properties that no longer meet our strategic criteria or that are not a primary retail venue within their trade area.

During the second quarter of 2021, we sold of our interest in one multi-family residential investment. Our share of the gross proceeds on this transaction was $27.1 million. The gain on the sale of $14.9 million is included in other income in the accompanying consolidated statement of operation and comprehensive income.

During the first quarter of 2021, we recorded a gain of $89.3 million related to the foreclosure of a consolidated property in satisfaction of its $180 million non-recourse mortgage.

In July 2021, a consolidated property was foreclosed upon in satisfaction of its $120.9 million non-recourse mortgage resulting in a gain of approximately $87 million to be recorded in the third quarter.

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

Joint Venture Formation and Other Investment Activity

On June 1, 2021, we and our partner, ABG, acquired the licensing rights of Eddie Bauer. Our non-controlling interest in the licensing venture is 49% and was acquired for cash consideration of $100.8 million.

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

Construction continues on certain redevelopment and new development projects in the U.S. and internationally that are nearing completion.  Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $854 million.  Simon’s share of remaining net cash funding required to complete the new development and redevelopment projects currently under construction is approximately $353 million.  We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 7-10% for all of our new development, expansion and redevelopment projects.

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material. We expect our share of estimated committed capital for international development projects to be completed with projected delivery or capital expenditures in 2021 or 2022 is $160 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these new development and expansion projects as well as our share of the estimated total cost as of June 30, 2021 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
New Development Projects:
West Midlands Designer Outlet	Cannock (West Midlands), England	197,000	23%	GBP	31.2	$43.2	Opened Apr. - 2021
Jeju Premium Outlets	Jeju Province, South Korea	92,000	50%	KRW	12,328	$10.9	Sep. - 2021
Paris-Giverny Designer Outlet	Vernon (Normandy), France	220,000	74%	EUR	119.5	$142.0	Jan. - 2023
Expansions:
La Reggia Designer Outlet Phase 3	Marcianise (Naples), Italy	56,000	92%	EUR	18.8	$22.3	Nov. - 2021
(1)	USD equivalent based upon June 30, 2021 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $1.30 per share in the second quarter of 2021 and $2.60 per share for the six months ended June 30, 2021.  Simon paid a common stock of $2.10 per share for the six months ended June 30, 2020.  The Operating Partnership paid distributions per unit for the same amounts.  On June 21, 2021, Simon’s Board of Directors declared a quarterly cash dividend for the second quarter of 2021 of $1.40 per share, payable on July 23, 2021 to shareholders of record on July 2, 2021.  On August 2, 2021, Simon’s Board of Directors declared a quarterly cash dividend for the third quarter of 2021 of $1.50 per share, payable on September 30, 2021 to shareholders of record on September 9, 2021.  The distribution rate on units is equal to the dividend rate on common stock.  In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

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

You should understand that our computations of these non-GAAP measures might not be comparable to similar measures reported by other REITs and that these non-GAAP measures:

●	do not represent cash flow from operations as defined by GAAP,
●	should not be considered as an alternative to net income determined in accordance with GAAP as a measure of operating performance, and
●	are not an alternative to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Funds from Operations	$1,216,892	$746,474	$2,150,843	$1,727,105
Change in FFO from prior period	63.0%	(29.9)%	24.5%	(19.5)%
Consolidated Net Income	$705,869	$290,548	$1,216,329	$795,952
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	313,572	321,707	627,147	647,745
Our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments	202,515	129,309	406,752	266,017
(Gain) loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	7,845	(93,057)	6,883
Unrealized (gains) losses in fair value of equity instruments	(23)	(202)	3,177	18,846
Net loss attributable to noncontrolling interest holders in properties	1,531	3,628	2,469	3,799
Noncontrolling interests portion of depreciation and amortization and gain on consolidation of properties	(5,259)	(5,048)	(9,348)	(9,511)
Preferred distributions and dividends	(1,313)	(1,313)	(2,626)	(2,626)
FFO of the Operating Partnership	$1,216,892	$746,474	$2,150,843	$1,727,105
FFO allocable to limited partners	153,089	98,537	270,684	228,166
Dilutive FFO allocable to common stockholders	$1,063,803	$647,937	$1,880,159	$1,498,939
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.88	$0.83	$3.24	$2.26
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments, net of noncontrolling interests portion of depreciation and amortization	1.36	1.27	2.72	2.57
(Gain) loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	0.02	(0.25)	0.02
Unrealized (gains) losses in fair value of equity instruments	—	—	0.01	0.05
Diluted FFO per share	$3.24	$2.12	$5.72	$4.90
Basic and Diluted weighted average shares outstanding	328,594	305,882	328,555	306,193
Weighted average limited partnership units outstanding	47,281	46,528	47,301	46,608
Basic and Diluted weighted average shares and units outstanding	375,875	352,410	375,856	352,801

The following schedule reconciles consolidated net income to NOI.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$705,869	$290,548	$1,216,329	$795,952
Income and other tax expense (benefit)	47,003	(62)	41,105	(5,845)
Interest expense	200,419	197,061	402,435	384,688
Income from unconsolidated entities	(348,545)	(44,322)	(363,614)	(94,787)
Loss on extinguishment of debt	--	--	2,959	--
Unrealized (gains) losses in fair value of equity instruments	(23)	(202)	3,177	18,846
(Gain) loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	7,845	(93,057)	6,883
Operating Income Before Other Items	604,723	450,868	1,209,334	1,105,737
Depreciation and amortization	315,732	324,140	631,470	652,402
Home and regional office costs	47,699	36,090	83,698	90,460
General and administrative	7,254	7,296	13,830	14,190
NOI of consolidated entities	$975,408	$818,394	$1,938,332	$1,862,789
Reconciliation of NOI of unconsolidated entities:
Net Income	$183,514	$95,249	$319,105	$277,477
Interest expense	152,447	152,409	298,644	309,050
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	(33,371)	—	(33,371)	—
Operating Income Before Other Items	302,590	247,658	584,378	586,527
Depreciation and amortization	170,443	165,511	341,597	336,989
NOI of unconsolidated entities	$473,033	$413,169	$925,975	$923,516
Add: Gross NOI from TRG	190,077	—	373,077	—
Add: Our share of NOI from Klépierre and other corporate investments	239,155	69,532	290,243	94,010
Combined NOI	$1,877,673	$1,301,095	$3,527,627	$2,880,315
Less: Corporate and Other NOI Sources (1)	51,925	64,414	119,165	136,431
Less: Our share of NOI from Retailer Investments	195,824	(15,549)	199,356	(39,223)
Less: Our share of NOI from Investments (2)	43,331	54,409	84,961	106,692
Portfolio NOI	$1,586,593	$1,197,821	$3,124,145	$2,676,415
Portfolio NOI Change	32.5%		16.7%
(1)	Includes income components excluded from portfolio NOI and domestic property NOI (domestic lease termination income, interest income, land sale gains, straight line lease income, above/below market lease adjustments), unrealized and realized gains/losses on non-real estate related equity instruments, Simon management company revenues, and other assets.
(2)	Includes our share of NOI of Klépierre at constant currency.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of June 30, 2021. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of June 30, 2021. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Simon

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2021, Simon issued 58,571 shares of common stock to seven limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership.  The issuance of shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

	Total number		Average
	of shares		price paid
Period	purchased		per share
April 1, 2021 - April 30, 2021	20,374	(1)	$113.77
May 1, 2021 - May 31, 2021	—		$—
June 1, 2021 - June 30, 2021	—		$—
	20,374		$113.77
(1)

Total number of shares purchased represents shares withheld by us and transferred to treasury shares in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.

The Operating Partnership

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended June 30, 2021.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2021, the Operating Partnership redeemed 170 units from a limited partner for $0.02 million.

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
Date: August 4, 2021

SIMON PROPERTY GROUP, L.P.

/s/ Brian J. McDade
Brian J. McDade
Executive Vice President, Chief Financial Officer and
Treasurer of Simon Property Group, Inc., General Partner
Date: August 4, 2021