Form 10-Q
period 2021-09-30
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2021-11-03
CIK 1063761, 1022344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of September 30, 2021, Simon Property Group, Inc. had 328,611,163 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2021 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority-owned partnership subsidiary, for which Simon is the general partner. As of September 30, 2021, Simon owned an approximate 87.4% ownership interest in the Operating Partnership, with the remaining 12.6% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day-to-day management.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10-Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	September 30,	December 31,
	2021	2020
ASSETS:
Investment properties, at cost	$37,984,645	$38,050,196
Less - accumulated depreciation	15,410,030	14,891,937
	22,574,615	23,158,259
Cash and cash equivalents	438,423	1,011,613
Tenant receivables and accrued revenue, net	935,053	1,236,734
Investment in TRG, at equity	3,396,169	3,451,897
Investment in Klépierre, at equity	1,672,858	1,729,690
Investment in other unconsolidated entities, at equity	2,972,049	2,603,571
Right-of-use assets, net	506,236	512,914
Investments held in trust - special purpose acquisition company	345,000	—
Deferred costs and other assets	1,105,736	1,082,168
Total assets	$33,946,139	$34,786,846
LIABILITIES:
Mortgages and unsecured indebtedness	$25,584,372	$26,723,361
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,324,603	1,311,925
Cash distributions and losses in unconsolidated entities, at equity	1,573,563	1,577,393
Dividend payable	1,452	486,922
Lease liabilities	509,071	515,492
Other liabilities	525,361	513,515
Total liabilities	29,518,422	31,128,608
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests	553,025	185,892
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	41,845	42,091
Common stock, $0.0001 par value, 511,990,000 shares authorized, 342,907,608 and 342,849,037 issued and outstanding, respectively	34	34
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	11,201,333	11,179,688
Accumulated deficit	(5,789,329)	(6,102,314)
Accumulated other comprehensive loss	(191,274)	(188,675)
Common stock held in treasury, at cost, 14,296,445 and 14,355,621 shares, respectively	(1,884,511)	(1,891,352)
Total stockholders’ equity	3,378,098	3,039,472
Noncontrolling interests	496,594	432,874
Total equity	3,874,692	3,472,346
Total liabilities and equity	$33,946,139	$34,786,846

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUE:
Lease income	$1,207,923	$993,831	$3,511,806	$3,269,572
Management fees and other revenues	27,024	21,345	78,381	71,545
Other income	61,607	45,498	200,465	134,957
Total revenue	1,296,554	1,060,674	3,790,652	3,476,074
EXPENSES:
Property operating	108,556	91,236	291,248	267,479
Depreciation and amortization	311,381	333,755	942,851	986,157
Real estate taxes	117,094	112,311	347,800	347,075
Repairs and maintenance	21,735	18,971	62,126	57,482
Advertising and promotion	38,635	14,751	87,685	60,967
Home and regional office costs	48,667	39,960	132,365	130,420
General and administrative	6,909	3,016	20,739	17,206
Other	31,253	42,650	84,180	99,527
Total operating expenses	684,230	656,650	1,968,994	1,966,313
OPERATING INCOME BEFORE OTHER ITEMS	612,324	404,024	1,821,658	1,509,761
Interest expense	(199,772)	(201,858)	(602,207)	(586,545)
Loss on extinguishment of debt	(28,593)	—	(31,552)	—
Gain on exchange of equity interests (Note 6)	159,828	—	159,828	—
Income and other tax (expense) benefit	(67,262)	(2,779)	(108,367)	3,065
Income from unconsolidated entities	198,524	61,823	562,138	156,610
Unrealized losses in fair value of equity instruments	(4,944)	(1,279)	(8,121)	(20,125)
Gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	108,543	(91,285)	201,600	(98,168)
CONSOLIDATED NET INCOME	778,648	168,646	1,994,977	964,598
Net income attributable to noncontrolling interests	97,878	21,886	249,421	124,351
Preferred dividends	834	834	2,503	2,503
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$679,936	$145,926	$1,743,053	$837,744
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$2.07	$0.48	$5.30	$2.74

Consolidated Net Income	$778,648	$168,646	$1,994,977	$964,598
Unrealized gain (loss) on derivative hedge agreements	8,280	(49,175)	45,366	(51,034)
Net gain reclassified from accumulated other comprehensive loss into earnings	(404)	(477)	(7,022)	(1,435)
Currency translation adjustments	(11,199)	20,525	(40,968)	(18,983)
Changes in available-for-sale securities and other	(71)	(27)	(304)	245
Comprehensive income	775,254	139,492	1,992,049	893,391
Comprehensive income attributable to noncontrolling interests	97,451	18,074	249,091	115,008
Comprehensive income attributable to common stockholders	$677,803	$121,418	$1,742,958	$778,383

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,994,977	$964,598
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	985,116	1,017,517
Loss on debt extinguishment	31,552	—
(Gain) loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(201,600)	98,168
Gain on exchange of equity interests	(159,828)	—
Unrealized losses in fair value of equity instruments	8,121	20,125
Straight-line lease loss	19,014	6,539
Equity in income of unconsolidated entities	(562,138)	(156,610)
Distributions of income from unconsolidated entities	319,041	152,712
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	260,470	(625,107)
Deferred costs and other assets	(51,079)	(87,027)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	108,825	40,706
Net cash provided by operating activities	2,752,471	1,431,621
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(157,080)	(107,797)
Funding of loans to related parties	(15,419)	(6,393)
Repayments of loans to related parties	8,381	—
Capital expenditures, net	(419,477)	(396,004)
Cash impact from the consolidation of properties	5,595	—
Investments in unconsolidated entities	(48,156)	(172,598)
Purchase of equity instruments	(16,769)	(30,427)
Proceeds from sales of equity instruments	—	30,000
Insurance proceeds for property restoration	7,030	8,746
Distributions of capital from unconsolidated entities and other	137,031	214,389
Net cash used in investing activities	(498,864)	(460,084)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(246)	(247)
Purchase of shares related to stock grant recipients' tax withholdings	(2,318)	(854)
Redemption of limited partner units	(57)	(16,087)
Purchase of treasury stock	—	(152,589)
Proceeds from the special purpose acquisition company IPO, net of transaction costs	338,121	—
Establishment of trust account for special purpose acquisition company	(345,000)	—
Distributions to noncontrolling interest holders in properties	(1,640)	(5,766)
Contributions from noncontrolling interest holders in properties	16,736	28
Preferred distributions of the Operating Partnership	(1,436)	(1,436)
Distributions to stockholders and preferred dividends	(1,809,156)	(1,044,591)
Distributions to limited partners	(258,995)	(158,650)
Cash paid to extinguish debt	(30,009)	—
Proceeds from issuance of debt, net of transaction costs	7,353,120	11,363,272
Repayments of debt	(8,085,917)	(10,541,677)
Net cash used in financing activities	(2,826,797)	(558,597)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(573,190)	412,940
CASH AND CASH EQUIVALENTS, beginning of period	1,011,613	669,373
CASH AND CASH EQUIVALENTS, end of period	$438,423	$1,082,313

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
December 31, 2020	$42,091	$34	$(188,675)	$11,179,688	$(6,102,314)	$(1,891,352)	$432,874	$3,472,346
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (37,976 common shares)				(7,214)		7,214		—
Redemption of limited partner units (316 units)				(34)			(3)	(37)
Amortization of stock incentive				4,231				4,231
Long-term incentive performance units							5,014	5,014
Issuance of unit equivalents and other				(4,313)	(2,681)		15,822	8,828
Unrealized gain on hedging activities			31,333				4,514	35,847
Currency translation adjustments			(20,878)				(3,005)	(23,883)
Changes in available-for-sale securities and other			(276)				(40)	(316)
Net gain reclassified from accumulated other comprehensive loss into earnings			(5,370)				(773)	(6,143)
Other comprehensive income			4,809				696	5,505
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				4,849			(4,849)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(428,712)		(61,558)	(490,270)
Distributions to other noncontrolling interest partners							(577)	(577)
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and an $897 loss attributable to noncontrolling redeemable interests in properties					446,694		64,184	510,878
March 31, 2021	$42,009	$34	$(183,866)	$11,177,207	$(6,087,013)	$(1,884,138)	$451,603	$3,515,836
Exchange of limited partner units (58,571 common shares, note 8)				539			(539)	—
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (41,574 common shares, net)				(1,945)		1,945		—
Redemption of limited partner units (170 units)				(19)			(1)	(20)
Amortization of stock incentive				5,204				5,204
Long-term incentive performance units							5,333	5,333
Issuance of unit equivalents and other (20,374 common shares repurchased)				9,336	(1,212)	(2,318)	1,135	6,941
Unrealized gain on hedging activities			1,079				160	1,239
Currency translation adjustments			(5,176)				(710)	(5,886)
Changes in available-for-sale securities and other			72				10	82
Net gain reclassified from accumulated other comprehensive loss into earnings			(416)				(59)	(475)
Other comprehensive income			(4,441)				(599)	(5,040)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				3,452			(3,452)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(460,986)		(66,105)	(527,091)
Distributions to other noncontrolling interest partners							(54)	(54)
Net income, excluding $478 attributable to preferred interests in the Operating Partnership and a $1,021 loss attributable to noncontrolling redeemable interests in properties					618,092		88,320	706,412
June 30, 2021	$41,927	$34	$(188,307)	$11,193,774	$(5,931,119)	$(1,884,511)	$475,641	$3,707,439
Series J preferred stock premium amortization	(82)							(82)
Amortization of stock incentive				4,718				4,718
Long-term incentive performance units							(2,475)	(2,475)
Issuance of unit equivalents and other					(44,669)		(381)	(45,050)
Unrealized gain on hedging activities			7,239				1,040	8,279
Currency translation adjustments			(9,790)				(1,409)	(11,199)
Changes in available-for-sale securities and other			(62)				(9)	(71)
Net gain reclassified from accumulated other comprehensive loss into earnings			(354)				(50)	(404)
Other comprehensive income			(2,967)				(428)	(3,395)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				2,841			(2,841)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(494,311)		(71,009)	(565,320)
Distributions to other noncontrolling interest partners							(54)	(54)
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and a $742 loss attributable to noncontrolling redeemable interests in properties					680,770		98,141	778,911
September 30, 2021	$41,845	$34	$(191,274)	$11,201,333	$(5,789,329)	$(1,884,511)	$496,594	$3,874,692

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

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	September 30,	December 31,
	2021	2020
ASSETS:
Investment properties, at cost	$37,984,645	$38,050,196
Less — accumulated depreciation	15,410,030	14,891,937
	22,574,615	23,158,259
Cash and cash equivalents	438,423	1,011,613
Tenant receivables and accrued revenue, net	935,053	1,236,734
Investment in TRG, at equity	3,396,169	3,451,897
Investment in Klépierre, at equity	1,672,858	1,729,690
Investment in other unconsolidated entities, at equity	2,972,049	2,603,571
Right-of-use assets, net	506,236	512,914
Investments held in trust - special purpose acquisition company	345,000	—
Deferred costs and other assets	1,105,736	1,082,168
Total assets	$33,946,139	$34,786,846
LIABILITIES:
Mortgages and unsecured indebtedness	$25,584,372	$26,723,361
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,324,603	1,311,925
Cash distributions and losses in unconsolidated entities, at equity	1,573,563	1,577,393
Distribution payable	1,452	486,922
Lease liabilities	509,071	515,492
Other liabilities	525,361	513,515
Total liabilities	29,518,422	31,128,608
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests	553,025	185,892
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	41,845	42,091
General Partner, 328,619,163 and 328,501,416 units outstanding, respectively	3,336,253	2,997,381
Limited Partners, 47,263,155 and 47,322,212 units outstanding, respectively	479,827	431,784
Total partners’ equity	3,857,925	3,471,256
Nonredeemable noncontrolling interests in properties, net	16,767	1,090
Total equity	3,874,692	3,472,346
Total liabilities and equity	$33,946,139	$34,786,846

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUE:
Lease income	$1,207,923	$993,831	$3,511,806	$3,269,572
Management fees and other revenues	27,024	21,345	78,381	71,545
Other income	61,607	45,498	200,465	134,957
Total revenue	1,296,554	1,060,674	3,790,652	3,476,074
EXPENSES:
Property operating	108,556	91,236	291,248	267,479
Depreciation and amortization	311,381	333,755	942,851	986,157
Real estate taxes	117,094	112,311	347,800	347,075
Repairs and maintenance	21,735	18,971	62,126	57,482
Advertising and promotion	38,635	14,751	87,685	60,967
Home and regional office costs	48,667	39,960	132,365	130,420
General and administrative	6,909	3,016	20,739	17,206
Other	31,253	42,650	84,180	99,527
Total operating expenses	684,230	656,650	1,968,994	1,966,313
OPERATING INCOME BEFORE OTHER ITEMS	612,324	404,024	1,821,658	1,509,761
Interest expense	(199,772)	(201,858)	(602,207)	(586,545)
Loss on extinguishment of debt	(28,593)	—	(31,552)	—
Gain on exchange of equity interests (Note 6)	159,828	—	159,828	—
Income and other tax (expense) benefit	(67,262)	(2,779)	(108,367)	3,065
Income from unconsolidated entities	198,524	61,823	562,138	156,610
Unrealized losses in fair value of equity instruments	(4,944)	(1,279)	(8,121)	(20,125)
Gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	108,543	(91,285)	201,600	(98,168)
CONSOLIDATED NET INCOME	778,648	168,646	1,994,977	964,598
Net loss attributable to noncontrolling interests	(405)	(753)	(2,875)	(4,551)
Preferred unit requirements	1,313	1,313	3,939	3,939
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$777,740	$168,086	$1,993,913	$965,210
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$679,936	$145,928	$1,743,053	$837,744
Limited Partners	97,804	22,158	250,860	127,466
Net income attributable to unitholders	$777,740	$168,086	$1,993,913	$965,210
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$2.07	$0.48	$5.30	$2.74

Consolidated Net Income	$778,648	$168,646	$1,994,977	$964,598
Unrealized gain (loss) on derivative hedge agreements	8,280	(49,175)	45,366	(51,034)
Net gain reclassified from accumulated other comprehensive loss into earnings	(404)	(477)	(7,022)	(1,435)
Currency translation adjustments	(11,199)	20,525	(40,968)	(18,983)
Changes in available-for-sale securities and other	(71)	(27)	(304)	245
Comprehensive income	775,254	139,492	1,992,049	893,391
Comprehensive income attributable to noncontrolling interests	336	(246)	(215)	483
Comprehensive income attributable to unitholders	$774,918	$139,738	$1,992,264	$892,908

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,994,977	$964,598
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	985,116	1,017,517
Loss on debt extinguishment	31,552	—
(Gain) loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(201,600)	98,168
Gain on exchange of equity interests	(159,828)	—
Unrealized losses in fair value of equity instruments	8,121	20,125
Straight-line lease loss	19,014	6,539
Equity in income of unconsolidated entities	(562,138)	(156,610)
Distributions of income from unconsolidated entities	319,041	152,712
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	260,470	(625,107)
Deferred costs and other assets	(51,079)	(87,027)
Accounts payable, accrued expenses, intangibles, deferred revenues and other liabilities	108,825	40,706
Net cash provided by operating activities	2,752,471	1,431,621
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(157,080)	(107,797)
Funding of loans to related parties	(15,419)	(6,393)
Repayments of loans to related parties	8,381	—
Capital expenditures, net	(419,477)	(396,004)
Cash impact from the consolidation of properties	5,595	—
Investments in unconsolidated entities	(48,156)	(172,598)
Purchase of equity instruments	(16,769)	(30,427)
Proceeds from sale of equity instruments	—	30,000
Insurance proceeds for property restoration	7,030	8,746
Distributions of capital from unconsolidated entities and other	137,031	214,389
Net cash used in investing activities	(498,864)	(460,084)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(246)	(247)
Purchase of units related to stock grant recipients' tax withholdings	(2,318)	(854)
Redemption of limited partner units	(57)	(16,087)
Purchase of general partner units	—	(152,589)
Proceeds from the special purpose acquisition company IPO, net of transaction costs	338,121	—
Establishment of trust account for special purpose acquisition company	(345,000)	—
Distributions to noncontrolling interest holders in properties	(1,640)	(5,766)
Contributions from noncontrolling interest holders in properties	16,736	28
Partnership distributions	(2,069,587)	(1,204,677)
Cash paid to extinguish debt	(30,009)	—
Mortgage and unsecured indebtedness proceeds, net of transaction costs	7,353,120	11,363,272
Mortgage and unsecured indebtedness principal payments	(8,085,917)	(10,541,677)
Net cash used in financing activities	(2,826,797)	(558,597)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(573,190)	412,940
CASH AND CASH EQUIVALENTS, beginning of period	1,011,613	669,373
CASH AND CASH EQUIVALENTS, end of period	$438,423	$1,082,313

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
December 31, 2020	$42,091	$2,997,381	$431,784	$1,090	$3,472,346
Series J preferred stock premium and amortization	(82)				(82)
Stock incentive program (37,976 common units)		—			—
Amortization of stock incentive		4,231			4,231
Redemption of limited partner units (316 units)		(34)	(3)		(37)
Long-term incentive performance units			5,014		5,014
Issuance of unit equivalents and other		(6,994)		15,822	8,828
Unrealized gain on hedging activities		31,333	4,514		35,847
Currency translation adjustments		(20,878)	(3,005)		(23,883)
Changes in available-for-sale securities and other		(276)	(40)		(316)
Net gain reclassified from accumulated other comprehensive loss into earnings		(5,370)	(773)		(6,143)
Other comprehensive income		4,809	696		5,505
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		4,849	(4,849)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(834)	(427,878)	(61,558)	(577)	(490,847)
Net income, excluding preferred distributions on temporary equity preferred units of $479 and an $897 loss attributable to noncontrolling redeemable interests in properties	834	445,860	64,225	(41)	510,878
March 31, 2021	$42,009	$3,022,224	$435,309	$16,294	$3,515,836
Series J preferred stock premium and amortization	(82)				(82)
Limited partner units exchanged to common units (58,571 units)		539	(539)		—
Stock incentive program (41,574 common units, net)		—			—
Amortization of stock incentive		5,204			5,204
Redemption of limited partner units (170 units)		(19)	(1)		(20)
Long-term incentive performance units			5,333		5,333
Issuance of unit equivalents and other (20,374 common units)		5,806		1,135	6,941
Unrealized gain on hedging activities		1,079	160		1,239
Currency translation adjustments		(5,176)	(710)		(5,886)
Changes in available-for-sale securities and other		72	10		82
Net gain reclassified from accumulated other comprehensive loss into earnings		(416)	(59)		(475)
Other comprehensive income		(4,441)	(599)		(5,040)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		3,452	(3,452)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(835)	(460,151)	(66,105)	(54)	(527,145)
Net income, excluding preferred distributions on temporary equity preferred units of $478 and a $1,021 loss attributable to noncontrolling redeemable interests in properties	835	617,257	88,830	(510)	706,412
June 30, 2021	$41,927	$3,189,871	$458,776	$16,865	$3,707,439
Series J preferred stock premium and amortization	(82)				(82)
Amortization of stock incentive		4,718			4,718
Long-term incentive performance units			(2,475)		(2,475)
Issuance of unit equivalents and other		(44,669)	(1)	(380)	(45,050)
Unrealized gain on hedging activities		7,239	1,040		8,279
Currency translation adjustments		(9,790)	(1,409)		(11,199)
Changes in available-for-sale securities and other		(62)	(9)		(71)
Net gain reclassified from accumulated other comprehensive loss into earnings		(354)	(50)		(404)
Other comprehensive income		(2,967)	(428)		(3,395)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		2,841	(2,841)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(834)	(493,477)	(71,009)	(54)	(565,374)
Net income, excluding preferred distributions on temporary equity preferred units of $479 and a $742 loss attributable to noncontrolling redeemable interests in properties	834	679,936	97,805	336	778,911
September 30, 2021	$41,845	$3,336,253	$479,827	$16,767	$3,874,692

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of September 30, 2021, we owned or held an interest in 201 income-producing properties in the United States, which consisted of 95 malls, 69 Premium Outlets, 14 Mills, six lifestyle centers, and 17 other retail properties in 37 states and Puerto Rico. We also own an 80% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. Internationally, as of September 30, 2021, we had ownership in 32 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of September 30, 2021, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 15 countries in Europe.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim periods ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

As of September 30, 2021, we consolidated 131 wholly-owned properties and 18 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We account for the remaining 84 properties, or the joint venture properties, as well as our investments in Klépierre, HBS Global Properties, or HBS, TRG, and our retailer investments in Authentic Brands Group, LLC, or ABG, J.C. Penney, Rue Gilt Groupe, or RGG and SPARC Group, which includes Forever 21 as of February 17, 2021, using the equity method of accounting, as we have determined we have significant influence over their operations. We manage the day-to-day operations of 53 of the 84 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Thailand, Canada, Spain, and the United Kingdom comprise 23 of the remaining 31 properties. These international properties are managed by joint ventures in which we share control.

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s weighted average ownership interest in the Operating Partnership was 87.4% and 86.8% for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, Simon’s ownership interest in the Operating Partnership was 87.4%. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of equity instruments, our deferred compensation plan investments, the debt securities of our captive insurance subsidiary, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At September 30, 2021 and December 31, 2020, we had equity instruments with readily determinable fair values of $94.2 million and $41.9 million, respectively. Changes in the fair value of these equity instruments are recorded in unrealized losses in fair value of equity instruments in our consolidated statements of operations and comprehensive income. At September 30, 2021 and December 31, 2020, we had equity instruments without readily determinable fair values of $250.2 million and $309.3 million, respectively, for which we have elected the measurement alternative.  We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and recorded a $14.0 million loss in the third quarter of 2021, which is included in unrealized losses in fair value of equity instruments in our consolidated statements of operations and comprehensive income.

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

At September 30, 2021 and December 31, 2020, we held debt securities of $56.9 million and $40.5 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

The equity instruments with readily determinable fair values we held at September 30, 2021 and December 31, 2020 were primarily classified as having Level 1 and Level 2 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts and interest rate swap agreements with a gross asset balance of $3.9 million at September 30, 2021 and an insignificant gross asset balance at December 31, 2020, and a gross liability balance of $0.1 million and $44.6 million at September 30, 2021 and December 31, 2020, respectively.

Note 7 includes a discussion of the fair value of debt measured using Level 2 inputs.  Level 3 inputs to our purchase accounting and impairment analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows:

	As of	As of
	September 30,	December 31,
	2021	2020
Limited partners’ interests in the Operating Partnership	$479,827	$431,784
Nonredeemable noncontrolling interests in properties, net	16,767	1,090
Total noncontrolling interests reflected in equity	$496,594	$432,874

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

Accumulated Other Comprehensive Income (Loss)

Simon

The total accumulated other comprehensive income (loss) related to Simon’s currency translation adjustment was ($177.0) million and ($136.2) million as of September 30, 2021 and December 31, 2020, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2021	2020	2021	2020	Affected line item where net income is presented
Currency translation adjustments	$—	$—	$5,660	$—	Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net
	—	—	(712)	—	Net income attributable to noncontrolling interests
	$—	$—	$4,948	$—

Accumulated derivative gains	$404	$477	$1,362	$1,435	Interest expense
	(50)	(63)	(171)	(189)	Net income attributable to noncontrolling interests
	$354	$414	$1,191	$1,246

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The Operating Partnership

The total accumulated other comprehensive income (loss) related to the Operating Partnership’s currency translation adjustment was ($202.4) million and ($155.8) million as of September 30, 2021 and December 31, 2020, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2021	2020	2021	2020	Affected line item where net income is presented
Currency translation adjustments	$—	$—	$5,660	$—	Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net

Accumulated derivative gains	$404	$477	$1,362	$1,435	Interest expense

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

As of September 30, 2021 and December 31, 2020, we had no outstanding interest rate derivatives. We generally do not apply hedge accounting to interest rate caps, which had a nominal value as of September 30, 2021 and December 31, 2020.

We may enter into treasury lock agreements as part of an anticipated debt issuance. Upon completion of the debt issuance, the fair value of these instruments is recorded as part of accumulated other comprehensive income (loss) and is amortized to interest expense over the life of the debt agreement.

The unamortized gain on our treasury locks and terminated hedges recorded in accumulated other comprehensive income was $7.1 million as of September 30, 2021, compared to an unamortized gain of $8.7 million as of December 31, 2020. Within the next 12 months, we expect to reclassify to earnings approximately $0.2 million of gains related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income.

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

We had the following Euro:USD forward contracts designated as net investment hedges at September 30, 2021 and December 31, 2020 (in millions):

		Asset (Liability) Value as of
		September 30,	December 31,
Notional Value	Maturity Date	2021	2020
€100.0	March 24, 2021	—	(3.9)
€100.0	March 24, 2021	—	(3.8)
€50.0	March 24, 2021	—	(2.3)
€50.0	March 24, 2021	—	(2.2)
€50.0	May 14, 2021	—	(2.2)
€50.0	May 14, 2021	—	(2.2)
€41.0	May 14, 2021	—	(1.9)
€20.0	May 14, 2021	—	(1.7)
€50.0	May 14, 2021	—	(2.1)
€50.0	May 14, 2021	—	(6.4)
€30.0	May 14, 2021	—	(2.6)
€60.0	December 20, 2021	0.1	(4.2)
€60.0	December 20, 2021	0.1	(4.1)
€30.0	December 20, 2021	(0.1)	(2.2)
€28.0	December 20, 2021	0.7	—
€50.0	July 15, 2021	—	(0.1)
€41.0	July 15, 2021	—	(0.1)
€50.0	July 15, 2021	—	(0.1)
€61.0	September 17, 2021	—	(1.3)
€61.0	September 17, 2021	—	(1.2)
€60.0	March 15, 2022	1.5	—
€62.0	September 15, 2022	1.5	—

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

The total accumulated other comprehensive income (loss) related to Simon’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was ($14.8) million and ($53.2) million as of September 30, 2021

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

and December 31, 2020, respectively. The total accumulated other comprehensive income (loss) related to the Operating Partnership’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was ($16.9) million and ($60.9) million as of September 30, 2021 and December 31, 2020, respectively.

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

4. Real Estate Acquisitions and Dispositions

Unless otherwise noted, gains and losses on property transactions are included in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the nine months ended September 30, 2021 and 2020.

2021 Dispositions

In July 2021, we recorded a gain of $88.0 million related to the foreclosure of a consolidated property in satisfaction of its $120.9 million non-recourse mortgage.

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

Simon

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income attributable to Common Stockholders — Basic and Diluted	$679,936	$145,926	$1,743,053	$837,744
Weighted Average Shares Outstanding — Basic and Diluted	328,619,163	305,913,431	328,576,315	306,099,266

For the nine months ended September 30, 2021, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the nine months ended September 30, 2021 and 2020. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.  On November 1, 2021 Simon’s Board of Directors declared a quarterly cash dividend for the fourth quarter of 2021 of $1.65 per share.

The Operating Partnership

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income attributable to Unitholders — Basic and Diluted	$777,740	$168,086	$1,993,913	$965,210
Weighted Average Units Outstanding — Basic and Diluted	375,882,318	352,420,845	375,864,921	352,673,474

For the nine months ended September 30, 2021, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the nine months ended September 30, 2021 and 2020. We accrue distributions when they are declared.  On November 1, 2021 Simon’s Board of Directors declared a quarterly cash distribution for the fourth quarter of 2021 of $1.65 per unit.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

6. Investment in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in note 2, we held joint venture interests in 84 properties as of September 30, 2021.

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

We may provide financing to joint venture properties primarily in the form of interest bearing construction loans. As of September 30, 2021 and December 31, 2020, we had construction loans and other advances to these related parties totaling $93.4 million and $88.4 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

Unconsolidated Entity Transactions

On July 1, 2021, we contributed to ABG all of our interests in both the Forever 21 and Brooks Brothers licensing ventures in exchange for additional interests in ABG, bringing our total interest in ABG to approximately 11%.  As a result, in the third quarter of 2021, we recognized a non-cash pre-tax gain of $159.8 million representing the difference between the fair value of the interests received determined using Level 3 inputs and the carrying value of the licensing ventures less costs to sell. In connection with this transaction, we recorded deferred taxes of $47.9 million which is included in income and other tax (expense) benefit in the consolidated statements of operations and comprehensive income.

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

On December 29, 2020, we completed the acquisition of an 80% noncontrolling ownership interest in TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. Under the terms of the transaction, we, through the Operating Partnership, acquired all of Taubman Centers, Inc., or Taubman, common stock for $43.00 per share in cash. Total consideration for the acquisition, including the redemption of Taubman’s $192.5 million 6.5% Series J Cumulative Preferred Shares and its $170.00 million 6.25% Series K Cumulative Preferred Shares, and the issuance of 955,705 Operating Partnership units, was approximately $3.5 billion. Our investment includes the 6.38% Series A Cumulative Redeemable Preferred Units for $362.5 million issued to us. The purchase price allocations are preliminary and subject to revision within the measurement period, not to exceed one year from the date of acquisition. Substantially all of our investment has preliminarily been determined to relate to investment property based on estimated fair values at the acquisition date.  Our share of net (loss) income was ($11.5 million) and ($49.9 million) for the three and nine months ended September 30, 2021, which includes amortization of our excess investment of $31.6 million and $94.7 million, for the same periods.  TRG’s total revenue, operating income before other items and consolidated net income were approximately $422.8 million, $137.3 million, and $55.3 million, respectively, for the nine months ended September 30, 2021, before consideration of the amortization of our excess investment.

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

In the third quarter of 2020, we recorded an other-than-temporary impairment charge of $55.2 million, representing our equity method investment balance in three joint venture properties, which is included in gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net, in the accompanying consolidated statements of operations and comprehensive income. Additionally, in the third quarter of 2020, we recorded an other-than-temporary impairment charge of $36.1 million, which is included in gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net, in the accompanying consolidated statements of operations and comprehensive income, to reduce our investment in HBS to its estimated fair value.

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

On September 15, 2016, we and a group of co-investors acquired certain assets and liabilities of Aéropostale, a retailer of apparel and accessories, out of bankruptcy, and subsequently renamed SPARC Group.  The interests were acquired through two separate joint ventures, a licensing venture and an operating venture.  In April 2018, we contributed our entire interest in the licensing venture in exchange for additional interests in ABG, a brand development, marketing, and entertainment company.  In January 2020, we acquired additional interests of 5.05% and 1.37% in SPARC Group and ABG, respectively, for $6.7 million and $33.5 million, respectively.  During the third quarter of 2020, SPARC Group acquired certain assets and operations of Brooks Brothers and Lucky Brands out of bankruptcy.  During the second quarter of 2021, SPARC Group acquired certain assets and operations of Eddie Bauer.  At September 30, 2021, our noncontrolling equity method interests in the operations venture of SPARC Group was 50.0%.

European Investments

At September 30, 2021, we owned 63,924,148 shares, or approximately 22.4%, of Klépierre, which had a quoted market price of $22.53 per share. Our share of net income, net of amortization of our excess investment, was $8.9 million and $4.3 million for the three months ended September 30, 2021 and 2020, respectively, and $115.9 million and $13.7 million for the nine months ended September 30, 2021 and 2020, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP, Klépierre’s total revenues, operating income before other items and consolidated net income were approximately $840.4 million, $215.3 million and $619.9 million, respectively, for the nine months ended September 30, 2021 and $882.0 million, $195.2 million and $123.2 million, respectively, for the nine months ended September 30, 2020.

During the nine months ended September 30, 2021, Klépierre elected to step-up the tax basis of certain assets in Italy, which triggered a one-time payment at a significantly reduced tax rate. As a result of the step-up in tax basis, a previously established deferred tax liability was reversed resulting in a non-cash gain, of which our share was $118.4 million.

During the nine months ended September 30, 2020, we recorded a $7.8 million net loss related to the impairment and disposition of certain assets of Klépierre. This transaction is included in gain (loss) on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

We have an interest in a European investee that had interests in 11 Designer Outlet properties as of September 30, 2021 and ten Designer Outlet properties as of December 31, 2020, seven of which are consolidated by us as of September 30, 2021. As of September 30, 2021, our legal percentage ownership interests in these properties ranged from 23% to 94%.

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

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we also have a direct minority ownership in three of those outlets. At September 30, 2021 and December 31, 2020, the carrying value of these equity instruments without readily determinable fair values was $140.8 million and is included in deferred costs and other assets.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $211.1 million and $216.8 million as of September 30, 2021 and December 31, 2020, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $187.3 million and $184.7 million as of September 30, 2021 and December 31, 2020, respectively, including all related components of accumulated other comprehensive income (loss).

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

COMBINED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
Assets:
Investment properties, at cost	$19,867,502	$20,079,476
Less - accumulated depreciation	8,287,531	8,003,863
	11,579,971	12,075,613
Cash and cash equivalents	1,368,859	1,169,422
Tenant receivables and accrued revenue, net	567,034	749,231
Right-of-use assets, net	161,758	185,598
Deferred costs and other assets	415,768	380,087
Total assets	$14,093,390	$14,559,951
Liabilities and Partners’ Deficit:
Mortgages	$15,311,572	$15,569,485
Accounts payable, accrued expenses, intangibles, and deferred revenue	854,603	969,242
Lease liabilities	165,334	188,863
Other liabilities	405,134	426,321
Total liabilities	16,736,643	17,153,911
Preferred units	67,450	67,450
Partners’ deficit	(2,710,703)	(2,661,410)
Total liabilities and partners’ deficit	$14,093,390	$14,559,951
Our Share of:
Partners’ deficit	$(1,161,814)	$(1,130,713)
Add: Excess Investment	1,300,242	1,399,757
Our net Investment in unconsolidated entities, at equity	$138,428	$269,044

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

COMBINED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUE:
Lease income	$719,723	$601,522	$2,053,826	$1,919,618
Other income	67,630	94,630	204,923	215,349
Total revenue	787,353	696,152	2,258,749	2,134,967
OPERATING EXPENSES:
Property operating	151,008	129,024	420,174	383,363
Depreciation and amortization	170,568	175,716	512,165	512,705
Real estate taxes	66,221	68,464	203,242	197,487
Repairs and maintenance	18,274	16,457	53,625	49,661
Advertising and promotion	18,238	9,901	52,479	42,669
Other	43,400	41,857	113,042	107,822
Total operating expenses	467,709	441,419	1,354,727	1,293,707
Operating Income Before Other Items	319,644	254,733	904,022	841,260
Interest expense	(154,501)	(154,579)	(453,145)	(463,629)
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	—	—	33,371	—
Net Income	$165,143	$100,154	$484,248	$377,631
Third-Party Investors’ Share of Net Income	$82,639	$46,785	$243,525	$193,633
Our Share of Net Income	82,504	53,369	240,723	183,998
Amortization of Excess Investment	(15,199)	(20,543)	(49,794)	(62,144)
Our Share of Gain on Sale or Disposal of Assets and Interests in Other Income in the Consolidated Financial Statements	—	—	(14,941)	—
Income from Unconsolidated Entities	$67,305	$32,826	$175,988	$121,854

Our share of income from unconsolidated entities in the above table, aggregated with our share of results from our investments in HBS, Klépierre, and TRG as well as our retailer investments, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.  Unless otherwise noted, our share of the gain on acquisition of controlling interest sale or disposal of assets and interests in unconsolidated entities, net is reflected within gain (loss) on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

7. Debt

Unsecured Debt

At September 30, 2021, our unsecured debt consisted of $18.4 billion of senior unsecured notes of the Operating Partnership, $125.0 million outstanding under the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, and $500.0 million outstanding under the Operating Partnership’s global unsecured commercial paper note program, or Commercial Paper program.

The Credit Facility also included an additional single, delayed-draw $2.0 billion term loan facility, or Term Facility, which the Operating Partnership drew on December 15, 2020.

At September 30, 2021, we had an aggregate available borrowing capacity of $6.9 billion under the Credit Facility and the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities and the Term Facility, during the nine months ended September 30, 2021 was $2.1 billion and the weighted average outstanding balance was $583.8 million. Letters of credit of $12.4 million were outstanding under the Credit Facilities as of September 30, 2021.

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

In October 2021, we amended and extended the Supplemental Facility.  The newly refinanced facility will initially mature on January 31, 2026 and can be extended for an additional year to January 31, 2027 at the Company’s sole option, subject to satisfying certain customary conditions precedent.  The facility provides for borrowings denominated in U.S. Dollars, Euro, Yen, Sterling, Canadian Dollars, and Australian Dollars.

Borrowings under the Supplemental Facility bear interest, at the Company’s election, at either (i) (x) for Term Benchmark Loans, the Adjusted Term SOFR Rate, the applicable Local Rate, the Adjusted EURIBOR Rate, or the Adjusted TIBOR Rate, (y) for RFR Loans, if denominated in Sterling, SONIA plus a benchmark adjustment and if denominated in Dollars, Daily Simple SOFR plus a benchmark adjustment, or (z) for Daily SOFR Loans, the Adjusted Floating Overnight Daily SOFR Rate, in each case of clauses (x) through (z) above, plus a margin determined by the Company’s corporate credit rating of between 0.650% and 1.400% or (ii) for loans denominated in U.S. Dollars only, the base rate (which rate is equal to the greatest of the prime rate, the federal funds effective rate plus 0.500% or Adjusted Term SOFR Rate for one month plus 1.000%) (the “Base Rate”), plus a margin determined by the Company’s corporate credit rating of between 0.000% and 0.400%. The Supplemental Facility includes a facility fee determined by the Company’s corporate credit rating of between 0.100% and 0.300% on the aggregate revolving commitments

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

under the Supplemental Facility.  Based upon the Company’s current credit ratings, the interest rate on the new revolver is SOFR plus 72.5 basis points, plus a spread adjustment to account for the transition from LIBOR to SOFR.

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On September 30, 2021, we had $500.0 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar-denominated notes with a weighted average interest rate of 0.20%. These borrowings have a weighted average maturity date of November 1, 2021 and reduce amounts otherwise available under the Credit Facilities.

On January 21, 2021, the Operating Partnership completed the issuance of the following senior unsecured notes: $800 million with a fixed interest rate of 1.75%, and $700 million with a fixed interest rate of 2.20%, with maturity dates of February 2028 and 2031, respectively.

On January 27, 2021, the Operating Partnership completed the optional redemption of its $550 million 2.50% notes due on July 15, 2021. We recorded a $3.0 million loss on extinguishment of debt as a result of the optional redemption. Further, on February 2, 2021, the Operating Partnership repaid $750 million under the Term Facility.

On March 19, 2021, the Operating Partnership completed the issuance of €750 million ($893.0 million U.S. dollar equivalent as of the issuance date) of senior unsecured notes at a fixed rate of 1.125% with a maturity date of March 19, 2033. Further, on March 23, 2021, the Operating Partnership repaid the remaining $1.25 billion under the Term Facility reducing it to zero.

On August 18, 2021, the Operating Partnership completed the issuance of the following senior unsecured notes: $550 million with a fixed interest rate of 1.375%, and $700 million with a fixed interest rate of 2.250%, with maturity dates of January 15 2027, and 2032, respectively.

In the third quarter, the Operating Partnership completed the optional redemption of all of its outstanding $550 million 2.350% notes due on January 30, 2022, $600 million 2.625% notes due on June 15, 2022, and $500 million 2.750% notes due on February 1, 2023. We recorded a $28.6 million loss on extinguishment of debt as a result of the optional redemptions.

Mortgage Debt

Total mortgage indebtedness was $6.6 billion and $7.0 billion at September 30, 2021 and December 31, 2020, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of September 30, 2021, we were in compliance with all covenants of our unsecured debt.

At September 30, 2021, our consolidated subsidiaries were the borrowers under 46 non-recourse mortgage notes secured by mortgages on 49 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At September 30, 2021, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Fair Value of Debt

The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed rate mortgages and unsecured indebtedness including commercial paper was $24.3 billion and $23.4 billion as of September 30, 2021 and December 31, 2020, respectively. The fair values of these financial instruments and the related discount rate assumptions as of September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30,	December 31,
	2021	2020
Fair value of consolidated fixed rate mortgages and unsecured indebtedness (in millions)	$25,791	$25,327
Weighted average discount rates assumed in calculation of fair value for fixed rate mortgages	2.86%	2.41%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	3.24%	2.63%

8. Equity

During the nine months ended September 30, 2021, Simon issued 58,571 shares of common stock to seven limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. During the nine months ended September 30, 2021, the Operating Partnership redeemed 486 units from two limited partners for $0.06 million. These transactions increased Simon’s ownership interest in the Operating Partnership.

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

We paid common stock dividends of $1.40 per share and $1.50 per share in the third quarter of 2021 and $5.50 per share for the nine months ended September 30, 2021.  We paid a common stock dividend of $1.30 per share for the third quarter of 2020 and $3.40 per share for the nine months ended September 30, 2020.  The Operating Partnership paid distributions per unit for the same amounts.  On November 1, 2021, Simon’s Board of Directors declared a quarterly cash dividend for the fourth quarter of 2021 of $1.65 per share, payable on December 31, 2021 to shareholders of record on December 10, 2021.  The distribution rate on units is equal to the dividend rate on common stock.

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

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units in the Operating Partnership contain provisions which could require the Operating Partnership to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit in the consolidated statements of equity in issuance of unit equivalents and other.  There were no noncontrolling interests redeemable at amounts in excess of fair value as of September 30, 2021 and December 31, 2020.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as follows:

	As of	As of
	September 30,	December 31,
	2021	2020
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests	527,488	160,355
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$553,025	$185,892

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

	As of	As of
	September 30,	December 31,
	2021	2020
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests	527,488	160,355
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$553,025	$185,892

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

We recorded compensation expense, net of capitalization, related to these LTIP programs of approximately $7.5 million and $3.2 million for the nine months ended September 30, 2021 and 2020, respectively.

Restricted Stock and Restricted Stock Units.  The Compensation Committee awarded 25,715 shares of restricted stock to employees during the nine months ended September 30, 2021 at a weighted-average fair market value of $113.77 per share. During the nine months ended September 30, 2021, our non-employee Directors were awarded 15,859 shares of restricted stock at a weighted-average fair market value of $122.64 per share.  These shares represent a portion of the compensation we pay our non-employee Directors, and all of the shares have been placed in a non-employee Director deferred compensation account maintained by us.  The grant date fair value of the employee restricted stock awards is being recognized as expense over the three-year vesting service period. The grant date fair value of the non-employee Director restricted stock awards is being recognized as expense over the one-year vesting service period. In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.  During the first quarter of 2021, as part of the 2021 LTI Program the Compensation Committee established a grant of 37,976 time-based restricted stock units under the 2019 Plan at a weighted average fair market value of $112.92 per share.  These awards will vest, subject to the grantee's continued service, on March 1, 2024.  The $4.3 million grant date fair value of the awards is being recognized as expense over the three-year vesting service period.  In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.

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

We recorded compensation expense, net of capitalization, related to restricted stock and restricted stock units of approximately $12.4 million and $8.2 million for the nine months ended September 30, 2021 and 2020, respectively.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fixed lease income	$921,521	$929,335	$2,783,459	$2,939,257
Variable lease income	286,402	64,496	728,347	330,315
Total lease income	$1,207,923	$993,831	$3,511,806	$3,269,572

Tenant receivables and accrued revenue in the accompanying consolidated balance sheets includes straight-line receivables of $573.9 million and $597.6 million at September 30, 2021 and December 31, 2020, respectively.

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

Lease Commitments

As of September 30, 2021, a total of 23 of our consolidated properties are subject to ground leases.  The termination dates of these ground leases range from 2022 to 2090, including periods for which exercising an extension option is reasonably assured.  These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total sales of the property.  In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2021 to 2028.  These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate taxes, and utility expenses.  Some of our ground and office leases include escalation clauses.  All of our lease arrangements are classified as operating leases.  We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating Lease Cost
Fixed lease cost	$8,118	$8,015	$24,367	$23,161
Variable lease cost	3,984	3,130	11,821	10,217
Sublease income	(187)	(187)	(560)	(560)
Total operating lease cost	$11,915	$10,958	$35,628	$32,818

	For the Nine Months Ended
	September 30,
	2021	2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$36,098	$33,301

Weighted-average remaining lease term - operating leases	33.8 years	34.6 years
Weighted-average discount rate - operating leases	4.87%	4.86%

Minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2021	$32,131
2022	32,838
2023	32,979
2024	33,114
2025	33,124
Thereafter	888,217
$1,052,403
Impact of discounting	(543,332)
Operating lease liabilities	$509,071

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of September 30, 2021 and December 31, 2020, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $209.2 million and $219.2 million, respectively.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

Concentration of Credit Risk

Our U.S. Malls, Premium Outlets, and The Mills rely upon anchor tenants to attract customers; however, anchors do not contribute materially to our financial results as many anchors own their spaces. All material operations are within the United States and no customer or tenant accounts for 5% or more of our consolidated revenues.

Hurricane Impacts

During the third quarter of 2020, one of our properties located in Texas experienced property damage and business interruption as a result of Hurricane Hanna.  We wrote-off assets of approximately $9.6 million, and recorded an insurance recovery receivable, and have received $14.0 million of insurance proceeds from third-party carriers.  The proceeds were used for property restoration and remediation and reduced the insurance recovery receivable.  During the quarter ended September 30, 2021, we recorded a $3.5 million gain related to property insurance recovery of previously depreciated assets.  This amount was recorded in gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairments, net.

During the third quarter of 2020, one of our properties located in Louisiana experienced property damage and business interruption as a result of Hurricane Laura.   We wrote-off assets of approximately $11.1 million and recorded an insurance recovery receivable, and have received $27.5 million of insurance proceeds from third-party carriers.  The proceeds were used for property restoration and remediation and reduced the insurance recovery receivable.  During the quarter ended September 30, 2021, we recorded a $17.5 million gain related to property insurance recovery of previously depreciated assets.  This amount was recorded in gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairments, net.

COVID-19

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, or COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has had a material negative impact on economic and market conditions around the world, and, notwithstanding the fact that vaccines are being administered in the United States and elsewhere, the pandemic continues to adversely impact economic activity in retail real estate. The impact of the COVID-19 pandemic continues to evolve and governments and other authorities, including where we own or hold interests in properties, have imposed measures intended to control its spread, including restrictions on freedom of movement, group gatherings and business operations such as travel bans, border closings, business closures, quarantines, stay-at-home, shelter-in-place orders, density limitations and social distancing measures. As a result of the COVID-19 pandemic and these measures, the Company has experienced and may continue to experience material impacts including changes in the ability to recognize revenue due to changes in our assessment of the probability of collection of lease income and asset impairment charges as a result of changing cash flows generated by our properties and investments.

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of September 30, 2021, we owned or held an interest in 201 income-producing properties in the United States, which consisted of 95 malls, 69 Premium Outlets, 14 Mills, six lifestyle centers, and 17 other retail properties in 37 states and Puerto Rico. We also own an 80% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at properties in the United States, Canada, Asia and Europe. Internationally, as of September 30, 2021, we had ownership in 32 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. We also have two international outlet properties under development. As of September 30, 2021, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 15 countries in Europe.

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

COVID-19

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, or COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has had a material negative impact on economic and market conditions around the world, and, notwithstanding the fact that vaccines are being administered in the United States and elsewhere, the pandemic continues to adversely impact economic activity in retail real estate. The impact of the COVID-19 pandemic continues to evolve and governments and other authorities, including where we own or hold interests in properties, have imposed measures intended to control its spread, including restrictions on freedom of movement, group gatherings and business operations such as travel bans, border closings, business closures, quarantines, stay-at-home, shelter-in-place orders, capacity limitations and social distancing measures. As a result of the COVID-19 pandemic and these measures, the Company has experienced and may continue to experience material impacts including changes in the ability to recognize revenue due to changes in our assessment of the probability of collection of lease income and asset impairment charges as a result of changing cash flows generated by our properties and investments. Due to certain restrictive governmental orders placed on us, our domestic portfolio lost approximately 13,500 shopping days in 2020 the majority of which occurred in the second quarter.

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

Results Overview

Diluted earnings per share and diluted earnings per unit increased $2.56 during the first nine months of 2021 to $5.30 from $2.74 for the same period last year. The increase in diluted earnings per share and diluted earnings per unit was primarily attributable to:

●	increased income from unconsolidated entities of $405.5 million, or $1.08 per diluted share/unit, the majority of which is due to favorable year-over-year operations from, and additional interests in and ownership of, retailer investments of $309.1 million, or $0.82 per diluted share/unit,
●	increased other income of $65.5 million, or $0.17 per diluted share/unit, primarily due to an increase in lease settlement income of $44.1 million, or $0.12 per diluted share/unit, most of which occurred in the first quarter of 2021,
●	a non-cash gain in 2021 on acquisitions and disposals of $201.6 million, or $0.54 per diluted share/unit, related to the disposition of our interest in two properties of $177.4 million, or $0.47 per diluted share/unit, a non-cash gain on the consolidation of one property of $3.7 million, or $0.01 per diluted share/unit, and net gains of $21.0 million, or $0.06 per diluted share/unit, related to property insurance recoveries of previously depreciated assets,
●	a non-cash gain in 2021 on exchange of equity interests of $159.8 million, or $0.43 diluted share/unit, and
●	an unrealized favorable change in fair value of equity instruments of $12.0 million, or $0.03 per diluted share/unit, partially offset by

●	increased tax expense of $111.4 million, or $0.30 per diluted share/unit, primarily due to favorable year-over-year operations from retailer investments and a $47.9 million deferred tax impact created by the gain on exchange of equity interests transaction noted above,
●	increased interest expense in 2021 of $15.7 million, or $0.04 per diluted share/unit, due to Term Loan borrowings, which were subsequently replaced by notes issuances to fund our investment in TRG,
●	aggregate impairment charges in 2020 related to Klépierre, our investment in HBS, and three joint venture properties of $98.2 million, or $0.28 per diluted share/unit, and
●	a charge on early extinguishment of debt of $31.6 million, or $0.08 per diluted share/unit, in 2021.

Portfolio NOI increased 18.7% for the nine month period in 2021 over the prior year period primarily as a result of the acquisition of our interest in TRG.  Excluding the impact of TRG, portfolio NOI increased 9.0% compared to the prior year.  Average base minimum rent for U.S. Malls and Premium Outlets decreased 4.0% to $53.91 psf as of September 30, 2021, from $56.13 psf as of September 30, 2020.  Ending occupancy for our U.S. Malls and Premium Outlets increased 1.4% to 92.8% as of September 30, 2021, from 91.4% as of September 30, 2020, primarily due to leasing activity, partially offset by 2020 tenant bankruptcy activity.

Our effective overall borrowing rate at September 30, 2021 on our consolidated indebtedness decreased 15 basis points to 2.97% as compared to 3.12% at September 30, 2020. This decrease was primarily due to a decrease in the effective overall borrowing rate on fixed rate debt of 19 basis points (3.17% at September 30, 2021 as compared to 3.36% at September 30, 2020), partially offset by an increase in the amount of our fixed rate debt. The weighted average years to maturity of our consolidated indebtedness was 8.1 years and 7.3 years at September 30, 2021 and December 31, 2020, respectively.

Our financing activity for the nine months ended September 30, 2021 included:

●	decreasing our borrowings under the Operating Partnership’s global unsecured commercial paper note program, or the Commercial Paper program, by $123.0 million,
●	completing, on January 21, 2021, the issuance by the Operating Partnership of the following senior unsecured notes: $800 million with a fixed interest rate of 1.75%, $700 million with a fixed interest rate of 2.20%, with maturity dates of February 2028 and 2031, respectively. Proceeds from the unsecured notes offering funded the optional redemption at par of the Operating Partnership’s $550 million 2.50% notes due July 15, 2021, including the make-whole amount on January 27, 2021 and repaid $750.0 million of the indebtedness under the Operating Partnership’s $2.0 billion delayed-draw term loan facility, or Term Facility, which was a feature of, and in addition to, the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, as discussed below.
●	completing, on March 19, 2021, the issuance of €750 million ($893.0 million U.S. dollar equivalent as of the issuance date) of senior unsecured notes at a fixed rate of 1.125% with a maturity date of March 19, 2033. Proceeds from the unsecured notes offering funded the repayment of the indebtedness under the Term Facility, as discussed below.
●	repaying, on March 23, 2021, the remaining $1.25 billion outstanding under the Term Facility, reducing the Term Facility balance to zero.
●	completing, on August 18, 2021, the issuance by the Operating Partnership of the following senior unsecured notes: $550 million with a fixed interest rate of 1.375% and $700 million with a fixed interest rate of 2.250%, with maturity dates of January 2027 and 2032, respectively. Proceeds from the unsecured notes offering, along with cash on hand, funded the optional redemption, including make-whole amounts, of the following senior unsecured notes: Operating Partnership’s $550 million 2.350% notes due January 30, 2022 and $600 million 2.625% notes due June 15, 2022 on August 25, 2021, and $500 million 2.750% notes due February 1, 2023, on September 9, 2021.

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

The following table sets forth these key operating statistics for the combined U.S. Malls and Premium Outlets:

●	properties that are consolidated in our consolidated financial statements,

●	properties we account for under the equity method of accounting as joint ventures, and
●	the foregoing two categories of properties on a total portfolio basis.

	September 30,	September 30,	%/Basis Points
	2021	2020	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	92.9%	91.5%	140 bps
Unconsolidated	92.4%	91.1%	130 bps
Total Portfolio	92.8%	91.4%	140 bps
Average Base Minimum Rent per Square Foot
Consolidated	$52.51	$54.33	-3.3%
Unconsolidated	$57.81	$61.22	-5.6%
Total Portfolio	$53.91	$56.13	-4.0%
The Mills:
Ending Occupancy	97.0%	94.5%	250 bps
Average Base Minimum Rent per Square Foot	$33.68	$33.83	-0.4%
(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the nine months ended September 30, 2021, we signed 734 new leases and 1,310 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 7.0 million square feet, of which 5.5 million square feet related to consolidated properties. During the comparable period in 2020, we signed 327 new leases and 648 renewal leases with a fixed minimum rent, comprising approximately 3.4 million square feet, of which 2.5 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $55.28 per square foot in 2021 and $59.88 per square foot in 2020 with an average tenant allowance on new leases of $54.00 per square foot and $51.07 per square foot, respectively.

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

	September 30,	September 30,	%/Basis Points
	2021	2020	Change
Ending Occupancy	99.5%	99.3%	+20 bps
Average Base Minimum Rent per Square Foot	¥5,498	¥5,390	2.00%

Results of Operations

The following acquisitions and dispositions of consolidated properties affected our consolidated results in the comparative periods:

●	During the third quarter of 2021, we disposed of one consolidated retail property.
●	During the first quarter of 2021, we disposed of one consolidated retail property.
●	During the first quarter of 2021, we consolidated one Designer Outlet property in Europe that had previously been accounted for under the equity method.
●	During the fourth quarter of 2020, we disposed of one consolidated retail property.

The following acquisitions and openings of equity method investments and properties affected our income from unconsolidated entities in the comparative periods:

●	On July 1, 2021, we contributed to ABG all of our interests in the licensing ventures of Forever 21 and Brooks Brothers for additional interests in ABG. Our noncontrolling interest in ABG is approximately 11%.
●	On June 1, 2021, we and our partner, ABG, acquired the licensing rights of Eddie Bauer. Our non-controlling interest in the licensing venture is 49% and was acquired for cash consideration of $100.8 million.
●	On April 12, 2021, we opened West Midlands Designer Outlet, a 197,000 square foot center in Cannock, United Kingdom. We own 23.2% interest in this center.
●	In the first quarter of 2021, we and our partner, ABG, both acquired additional 12.5% interests in the licensing and operations of Forever 21 for $56.3 million bringing our interest to 50%. Subsequently the Forever 21 operations were merged into SPARC Group.
●	On December 29, 2020, we completed the acquisition of an 80% ownership interest in TRG.
●	On December 7, 2020, we and a group of co-investors acquired certain assets and liabilities of J.C. Penney, a department store retailer, out of bankruptcy. Our interest in the venture is 41.67%.
●	On June 23, 2020, we opened Siam Premium Outlets Bangkok, a 264,000 square foot center in Bangkok, Thailand. We own a 50% interest in this center.
●	On February 19, 2020, we and a group of co-investors acquired certain assets and liabilities of Forever 21, a retailer of apparel and accessories, out of bankruptcy. The interests were acquired through two separate joint ventures, a licensing venture and an operating venture. Our noncontrolling interest in each of the retail operations venture and in the licensing venture was 37.5%.
●	On February 13, 2020, through our European investee, we opened Malaga Designer Outlet, a 191,000 square foot center in Malaga, Spain. We own a 46% interest in this center.
●	In January 2020, we acquired additional interests of 5.05% and 1.37% in SPARC Group and Authentic Brands Group, LLC, or ABG, respectively, for $6.7 million and $33.5 million, respectively.

For the purposes of the following comparison between the three and nine months ended September 30, 2021 and 2020, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned or held interests in and operated in both of the periods under comparison.

Three months ended September 30, 2021 vs. Three months ended September 30, 2020

Lease income increased $214.1 million, of which the property transactions accounted for a $4.5 million decrease.  Comparable lease income increased $218.6 million, or 22.2%.  Total lease income increased primarily due to an increase in variable lease income of $221.9 million primarily related to higher consideration based on tenant sales and lower negative variable lease income due to abatements granted in 2020 as a result of the COVID-19 pandemic, partially offset by decreases in fixed minimum lease and CAM consideration recorded on a straight-line basis of $7.8 million.

Total other income increased $16.1 million, primarily due to an $8.2 million increase related to Simon Brand Ventures and gift card revenues, a $5.2 million net increase in dividend and other income and an increase in land sale income of $3.0 million.

Property operating expenses increased $17.3 million primarily due to the reopening of properties that had been closed during 2020 as a result of the COVID-19 pandemic and the effect of the on-going restrictions intended to prevent its spread and cost reduction efforts.

Advertising and promotion expenses increased $23.9 million primarily due to the reopening of properties that had been closed during 2020 as a result of the COVID-19 pandemic and the effect of the on-going restrictions intended to prevent its spread and cost reduction efforts.

Other expense decreased $11.4 million primarily due to a decrease in legal fees and expenses.

During 2021, we recorded a loss on extinguishment of debt of $28.6 million as a result of the early redemption of unsecured notes.

During 2021, we recorded a non-cash gain on exchange of equity interests of $159.8 million as a result of the contribution to ABG of all of our interests in the licensing ventures of Forever 21 and Brooks Brothers in exchange for additional interests in ABG, as discussed further in footnote 6.

Income and other tax (expense) benefit increased $64.5 million due to increased deferred tax expense as a result of the ABG transaction noted above, which had a non-cash tax impact of $47.9 million and $14.3 million related to strong operating performance of our retailer investments, as well as our acquisition of interests in several retailers throughout 2020.

Income from unconsolidated entities increased $136.7 million primarily due to favorable results of operations from our retailer investments, including earnings from our acquisition of an interest in J.C. Penney in the later part of 2020.

During 2021, we recorded a gain of $88.0 million related to the disposition of one consolidated property, and gains of $21.0 million related to property insurance recoveries of previously depreciated assets.  During 2020, we recorded a $91.3 million loss related to an other-than-temporary impairment of our equity investments in three joint venture properties and to reduce our investment in HBS to its estimated fair value.

Simon’s net income attributable to noncontrolling interests increased $76.0 million due to an increase in the net income of the Operating Partnership.

Nine months ended September 30, 2021 vs. Nine months ended September 30, 2020

Lease income increased $242.2 million, of which the property transactions accounted for a $10.5 million decrease.  Comparable lease income increased $252.7 million, or 7.8%.  Total lease income increased primarily due to an increase in variable lease income of $398.0 million primarily related to higher consideration based on tenant sales and lower negative variable lease income due to abatements granted in 2020 as a result of the COVID-19 pandemic, partially offset by decreases in fixed minimum lease and CAM consideration recorded on a straight-line basis of $155.8 million.

Total other income increased $65.5 million, primarily due to an increase in lease settlement income of $44.4 million, a $14.9 million gain on the sale of our interest in a multi-family residential property, a $6.4 million increase from the non-cash dilution gain on a non-retail investment, a $5.5 million net increase in dividend, interest and other income, and a $4.1 million increase related to Simon Brand Ventures and gift card revenues, partially offset by a $7.0 million decrease related to higher land and outparcel sale activity in 2020, and a $3.0 million decrease related to business interruption proceeds received in 2020.

Property operating expenses increased $23.8 million primarily due to the reopening of properties that had been closed during 2020 as a result of the COVID-19 pandemic and the effect of the on-going restrictions intended to prevent its spread and cost reduction efforts, as previously discussed.

Advertising and promotion expenses increased $26.7 million primarily due to the reopening of properties that had been closed during 2020 as a result of the COVID-19 pandemic and the effect of the on-going restrictions intended to prevent its spread and cost reduction efforts.

Other expense decreased $15.3 million primarily due to a decrease in legal fees and expenses.

Interest expense increased $15.7 million primarily related to interest on the 2021 and 2020 unsecured notes issuances.

During 2021, we recorded a loss on extinguishment of debt of $31.6 million as a result of the early redemption of unsecured notes.

During 2021, we recorded a non-cash gain on exchange of equity interests of $159.8 million as a result of the contribution to ABG of all of our interests in the licensing ventures of Forever 21 and Brooks Brothers in exchange for additional interests in ABG, as discussed further in footnote 6.

Income and other tax (expense) benefit increased $111.4 million due to increased deferred tax expense as a result of the ABG transaction noted above which had a non-cash tax impact of $47.9 million and $54.9 million related to strong operating performance of our retailer investments as well as our acquisition of an interest in several retailers throughout 2020.

Income from unconsolidated entities increased $405.5 million primarily due to favorable results of operations from our retailer investments, including earnings from our acquisition of an interest in J.C. Penney in the later part of 2020, and international investments which included the reversal of a previously established deferred tax liability at Klépierre resulting in a non-cash gain, of which our share was $118.4 million, partially offset by amortization of our excess investment in TRG.

During 2021, we recorded a gain of $181.1 million related to the disposition of two consolidated properties and the impact from the consolidation of one property that was previously unconsolidated, and gains of $21.0 million related to property insurance recoveries of previously depreciated assets.  During 2020, we recorded a $91.3 million loss related to an other-than-temporary impairment of our equity investments in three joint venture properties and impairment charge to reduce our investment in HBS to its estimated fair value and a $7.8 million loss, net, related to the impairment and disposition of certain assets by Klépierre, offset by a $1.0 million gain related to the disposition of a shopping center by one of our joint venture investments.

Simon’s net income attributable to noncontrolling interests increased $125.1 million due to an increase in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised 4.7% of our total consolidated debt at September 30, 2021. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $2.9 billion in the aggregate during the nine months ended September 30, 2021. As of September 30, 2021, the Operating Partnership has a Credit Facility and a $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents decreased $573.2 million during the first nine months of 2021 to $438.4 million as of September 30, 2021 as a result of the operating and financing activity, as further discussed in “Cash Flows” below.

On September 30, 2021, we had an aggregate available borrowing capacity of approximately $6.9 billion under the Credit Facilities, net of outstanding borrowings of $125.0 million and amounts outstanding under the Commercial Paper program of $500.0 million and letters of credit of $12.4 million. For the nine months ended September 30, 2021, the maximum aggregate outstanding balance under the Credit Facilities was $2.1 billion and the weighted average outstanding balance was $583.8 million. The weighted average interest rate was 0.9% for the nine months ended September 30, 2021.

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

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the nine months ended September 30, 2021 totaled $2.9 billion. In addition, we had net repayments from our debt financing and repayment activities of $732.8 million in 2021. These activities are further discussed below under “Financing and Debt.” During the first nine months of 2021, we also:

●	funded the acquisition of the licensing venture of Eddie Bauer and acquired additional interests in the licensing and operations of Forever 21, the aggregate cash portion of which was $157.1 million,
●	paid stockholder dividends and unitholder distributions totaling approximately $2.1 billion and preferred unit distributions totaling $3.9 million,
●	funded consolidated capital expenditures of $419.5 million (including development and other costs of $58.7 million, redevelopment and expansion costs of $243.9 million, and tenant costs and other operational capital expenditures of $116.9 million), and
●	funded investments in unconsolidated entities of $48.2 million.

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

Financing and Debt

Unsecured Debt

At September 30, 2021, our unsecured debt consisted of $18.4 billion of senior unsecured notes of the Operating Partnership, $125.0 million outstanding under the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, and $500.0 million outstanding under the Operating Partnership’s global unsecured commercial paper note program, or Commercial Paper program.

The Credit Facility also included an additional single, delayed-draw $2.0 billion term loan facility, or Term Facility, which the Operating Partnership drew on December 15, 2020.

At September 30, 2021, we had an aggregate available borrowing capacity of $6.9 billion under the Credit Facility and the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities and the Term Facility, during the nine months ended September 30, 2021 was $2.1 billion and the weighted average outstanding balance was $583.8 million. Letters of credit of $12.4 million were outstanding under the Credit Facilities as of September 30, 2021.

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

In October 2021, we amended and extended the Supplemental Facility.  The newly refinanced facility will initially mature on January 31, 2026 and can be extended for an additional year to January 31, 2027 at the Company’s sole option, subject to satisfying certain customary conditions precedent.  The facility provides for borrowings denominated in U.S. Dollars, Euro, Yen, Sterling, Canadian Dollars, and Australian Dollars.

Borrowings under the Supplemental Facility bear interest, at the Company’s election, at either (i) (x) for Term Benchmark Loans, the Adjusted Term SOFR Rate, the applicable Local Rate, the Adjusted EURIBOR Rate, or the Adjusted TIBOR Rate, (y) for RFR Loans, if denominated in Sterling, SONIA plus a benchmark adjustment and if denominated in Dollars, Daily Simple SOFR plus a benchmark adjustment, or (z) for Daily SOFR Loans, the Adjusted Floating Overnight Daily SOFR Rate, in each case of clauses (x) through (z) above, plus a margin determined by the Company’s corporate credit rating of between 0.650% and 1.400% or (ii) for loans denominated in U.S. Dollars only, the base rate (which rate is equal to the greatest of the prime rate, the federal funds effective rate plus 0.500% or Adjusted Term SOFR Rate for one month plus 1.000%) (the “Base Rate”), plus a margin determined by the Company’s corporate credit rating of between 0.000% and 0.400%. The Supplemental Facility includes a facility fee determined by the Company’s corporate credit rating of between 0.100% and 0.300% on the aggregate revolving commitments under the Supplemental Facility.  Based upon the Company’s current credit ratings, the interest rate on the new revolver is SOFR plus 72.5 basis points, plus a spread adjustment to account for the transition from LIBOR to SOFR.

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On September 30, 2021, we had $500.0 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar-denominated notes with a weighted average interest rate of 0.20%. These borrowings have a weighted average maturity date of November 1, 2021 and reduce amounts otherwise available under the Credit Facilities.

On January 21, 2021, the Operating Partnership completed the issuance of the following senior unsecured notes: $800 million with a fixed interest rate of 1.75%, and $700 million with a fixed interest rate of 2.20%, with maturity dates of February 2028 and 2031, respectively.

On January 27, 2021, the Operating Partnership completed the optional redemption of its $550 million 2.50% notes due on July 15, 2021. We recorded a $3.0 million loss on extinguishment of debt as a result of the optional redemption. Further, on February 2, 2021, the Operating Partnership repaid $750 million under the Term Facility.

On March 19, 2021, the Operating Partnership completed the issuance of €750 million ($893.0 million U.S. dollar equivalent as of the issuance date) of senior unsecured notes at a fixed rate of 1.125% with a maturity date of March 19, 2033. Further, on March 23, 2021, the Operating Partnership repaid the remaining $1.25 billion under the Term Facility reducing it to zero.

On August 18, 2021, the Operating Partnership completed the issuance of the following senior unsecured notes: $550 million with a fixed interest rate of 1.375%, and $700 million with a fixed interest rate of 2.250%, with maturity dates of January 15 2027 and 2032, respectively.

In the third quarter, the Operating Partnership completed the optional redemption of all of its outstanding $550 million 2.350% notes due on January 30, 2022, $600 million 2.625% notes due on June 15, 2022, and $500 million 2.750% notes due on February 1, 2023. We recorded a $28.6 million loss on extinguishment of debt as a result of the optional redemptions.

Mortgage Debt

Total mortgage indebtedness was $6.6 billion and $7.0 billion at September 30, 2021 and December 31, 2020, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of September 30, 2021, we were in compliance with all covenants of our unsecured debt.

At September 30, 2021, our consolidated subsidiaries were the borrowers under 46 non-recourse mortgage notes secured by mortgages on 49 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At September 30, 2021, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of September 30, 2021 and December 31, 2020, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	September 30, 2021	Interest Rate(1)	December 31, 2020	Interest Rate(1)
Fixed Rate	$24,345,041	3.02%	$23,477,498	3.50%
Variable Rate	1,239,331	2.03%	3,245,863	1.31%
	$25,584,372	2.97%	$26,723,361	2.98%
(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the combined 2020 Annual Report on Form 10-K of Simon and the Operating Partnership.

In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of September 30, 2021, for the remainder of 2021 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2021	2022-2023	2024-2025	After 2025	Total
Long Term Debt (1) (2)	$805,030	$3,135,002	$5,968,426	$15,757,826	$25,666,284
Interest Payments (3)	193,643	1,467,154	1,216,760	4,216,894	7,094,451
(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	The amount due in 2021 includes $500.0 million outstanding under the Commercial Paper program.
(3)	Variable rate interest payments are estimated based on the LIBOR rate at September 30, 2021.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in note 6 of the condensed notes to our consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of September 30, 2021, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $209.2 million.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

Hurricane Impacts

During the third quarter of 2020, one of our properties located in Texas experienced property damage and business interruption as a result of Hurricane Hanna.  We wrote-off assets of approximately $9.6 million, and recorded an insurance recovery receivable, and have received $14.0 million of insurance proceeds from third-party carriers.  The proceeds were used for property restoration and remediation and reduced the insurance recovery receivable.  During the quarter ended September 30, 2021, we recorded a $3.5 million gain related to property insurance recovery of previously depreciated assets.  This amount was recorded in gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairments, net.

During the third quarter of 2020, one of our properties located in Louisiana experienced property damage and business interruption as a result of Hurricane Laura.   We wrote-off assets of approximately $11.1 million and recorded an insurance recovery receivable, and have received $27.5 million of insurance proceeds from third-party carriers.  The proceeds were used for property restoration and remediation and reduced the insurance recovery receivable.  During the quarter ended September 30, 2021, we recorded a $17.5 million gain related to property insurance recovery of previously depreciated assets.  This amount was recorded in gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairments, net.

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

On July 1, 2021, we contributed to ABG all of our interests in both the Forever 21 and Brooks Brothers licensing ventures in exchange for additional interests in ABG bringing our total interest in ABG to approximately 11%.  As a result, in the third quarter of 2021, we recognized a non-cash gain of $159.8 million representing the difference between fair value of the interests received and the carrying value of our interests in the licensing ventures, less costs to sell.

In the first quarter of 2021, we and our partner, ABG, each acquired additional 12.5% interests in the licensing and operations of Forever 21, our share of which was $56.3 million, bringing our interest to 50%. Subsequently the Forever 21 operations were merged into SPARC Group.

In January 2020, we acquired additional interests of 5.05% and 1.37% in SPARC Group and ABG, respectively, for $6.7 million and $33.5 million, respectively.  During the third quarter of 2020, SPARC acquired certain assets and operations of Brooks Brothers and Lucky Brands out of bankruptcy.  At September 30, 2021, our noncontrolling equity method interests in the operations venture of SPARC Group and in ABG were 50.0% and 6.6%, respectively.

Dispositions.  We may continue to pursue the disposition of properties that no longer meet our strategic criteria or that are not a primary retail venue within their trade area.

In July 2021, we recorded a gain of $88.0 million related to the foreclosure of a consolidated property in satisfaction of its $120.9 million non-recourse mortgage.

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

Development Activity

We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors, big box tenants, restaurants, as well as office space and residential uses are underway at properties in North America, Europe and Asia.

Construction continues on certain redevelopment and new development projects in the U.S. and internationally that are nearing completion.  Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $937 million.  Simon’s share of remaining net cash funding required to complete the new development and redevelopment projects currently under construction is approximately $285 million.  We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 7-10% for all of our new development, expansion and redevelopment projects.

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material. We expect our share of estimated committed capital for international development projects to be completed with projected delivery or capital expenditures in 2021 or 2022 is $191 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these new development and expansion projects as well as our share of the estimated total cost as of September 30, 2021 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
New Development Projects:
West Midlands Designer Outlet	Cannock (West Midlands), England	197,000	23%	GBP	31.2	$42.1	Opened Apr. - 2021
Jeju Premium Outlets	Jeju Province, South Korea	92,000	50%	KRW	12,328	$10.4	Opened Oct. - 2021
Fukaya-Hanazono Premium Outlets	Fukaya City, Japan	292,500	40%	JPY	6,153	$55.1	Oct. - 2022
Paris-Giverny Designer Outlet	Vernon (Normandy), France	220,000	74%	EUR	119.5	$138.5	Jan. - 2023
Expansions:
La Reggia Designer Outlet Phase 3	Marcianise (Naples), Italy	56,000	92%	EUR	18.8	$21.8	Oct. - 2021
(1)	USD equivalent based upon September 30, 2021 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid common stock dividends of $1.40 per share and $1.50 per share in the third quarter of 2021 and $5.50 per share for the nine months ended September 30, 2021.  Simon paid a common stock dividend of $1.30 per share in the third quarter of 2020 and $3.40 per share for the nine months ended September 30, 2020.  The Operating Partnership paid distributions per unit for the same amounts.  On November 1, 2021, Simon’s Board of Directors declared a quarterly cash dividend for the fourth quarter of 2021 of $1.65 per share, payable on December 31, 2021 to shareholders of record on December 10, 2021.  The distribution rate on units is equal to the dividend rate on common stock.  In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

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

Non-GAAP Financial Measures

Industry practice is to evaluate real estate properties in part based on performance measures such as FFO, diluted FFO per share, NOI, portfolio NOI and beneficial NOI. We believe that these non-GAAP measures are helpful to investors because they are widely recognized measures of the performance of REITs and provide a relevant basis for comparison among REITs. We also use these measures internally to measure the operating performance of our portfolio.

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

You should understand that our computations of these non-GAAP measures might not be comparable to similar measures reported by other REITs and that these non-GAAP measures:

●	do not represent cash flow from operations as defined by GAAP,
●	should not be considered as an alternative to net income determined in accordance with GAAP as a measure of operating performance, and
●	are not an alternative to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Funds from Operations	$1,175,910	$723,219	$3,326,753	$2,450,324
Change in FFO from prior period	62.6%	(33.1)%	35.8%	(24.1)%
Consolidated Net Income	$778,648	$168,646	$1,994,977	$964,598
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	309,199	331,252	936,346	978,998
Our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments	202,519	136,471	609,271	402,488
(Gain) loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(108,543)	91,285	(201,600)	98,168
Unrealized losses in fair value of equity instruments	—	1,279	3,177	20,125
Net loss attributable to noncontrolling interest holders in properties	405	753	2,875	4,551
Noncontrolling interests portion of depreciation and amortization and gain on consolidation of properties	(5,005)	(5,154)	(14,354)	(14,665)
Preferred distributions and dividends	(1,313)	(1,313)	(3,939)	(3,939)
FFO of the Operating Partnership	$1,175,910	$723,219	$3,326,753	$2,450,324
FFO allocable to limited partners	147,864	95,426	418,548	323,591
Dilutive FFO allocable to common stockholders	$1,028,046	$627,793	$2,908,205	$2,126,733
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$2.07	$0.48	$5.30	$2.74
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments, net of noncontrolling interests portion of depreciation and amortization	1.35	1.30	4.08	3.87
(Gain) loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(0.29)	0.26	(0.54)	0.28
Unrealized losses in fair value of equity instruments	—	0.01	0.01	0.06
Diluted FFO per share	$3.13	$2.05	$8.85	$6.95
Basic and Diluted weighted average shares outstanding	328,619	305,913	328,576	306,099
Weighted average limited partnership units outstanding	47,263	46,507	47,289	46,574
Basic and Diluted weighted average shares and units outstanding	375,882	352,420	375,865	352,673

The following schedule reconciles consolidated net income to our beneficial share of NOI.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$778,648	$168,646	$1,994,977	$964,598
Income and other tax expense (benefit)	67,262	2,779	108,367	(3,065)
Gain on exchange of equity interests	(159,828)	—	(159,828)	—
Interest expense	199,772	201,858	602,207	586,545
Income from unconsolidated entities	(198,524)	(61,823)	(562,138)	(156,610)
Loss on extinguishment of debt	28,593	—	31,552	—
Unrealized losses in fair value of equity instruments	4,944	1,279	8,121	20,125
(Gain) loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(108,543)	91,285	(201,600)	98,168
Operating Income Before Other Items	612,324	404,024	1,821,658	1,509,761
Depreciation and amortization	311,381	333,755	942,851	986,157
Home and regional office costs	48,667	39,960	132,365	130,420
General and administrative	6,909	3,016	20,739	17,206
NOI of consolidated entities	$979,281	$780,755	$2,917,613	$2,643,544
Less: Noncontrolling interest partners share of NOI	(5,638)	(5,643)	(15,178)	(14,454)
Beneficial NOI of consolidated entities	$973,643	$775,112	$2,902,435	$2,629,090
Reconciliation of NOI of unconsolidated entities:
Net Income	$165,143	$100,154	$484,248	$377,631
Interest expense	154,501	154,579	453,145	463,629
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	—	—	(33,371)	—
Operating Income Before Other Items	319,644	254,733	904,022	841,260
Depreciation and amortization	170,568	175,716	512,165	512,705
NOI of unconsolidated entities	$490,212	$430,449	$1,416,187	$1,353,965
Less: Joint Venture partners share of NOI	(257,729)	(222,780)	(744,186)	(710,059)
Beneficial NOI of unconsolidated entities	$232,483	$207,669	$672,001	$643,906
Add: NOI from TRG	108,301	—	307,848	—
Add: NOI from retailer and other investments	189,565	80,130	479,808	174,138
Beneficial interest of Combined NOI	$1,503,992	$1,062,911	$4,362,092	$3,447,134
Less: Corporate and Other NOI Sources (1)	25,663	24,891	133,131	141,064
Less: NOI from Retailer Investments	140,374	30,543	339,731	(8,681)
Less: NOI from Investments (2)	49,191	47,597	134,151	152,166
Portfolio NOI	$1,288,764	$959,880	$3,755,079	$3,162,585
Portfolio NOI Change	34.3%		18.7%
(1)	Includes income components excluded from portfolio NOI and domestic property NOI (domestic lease termination income, interest income, land sale gains, straight line lease income, above/below market lease adjustments), Simon management company revenues, and other assets.
(2)	Includes NOI of Klépierre at constant currency.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of September 30, 2021. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of September 30, 2021. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Simon

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by Simon during the quarter ended September 30, 2021.

Issuer Purchases of Equity Securities

There were no unregistered purchases of equity securities made by Simon during the quarter ended September 30, 2021.

The Operating Partnership

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended September 30, 2021.

Issuer Purchases of Equity Securities

There were no unregistered purchases of equity securities made by the Operating Partnership during the quarter ended September 30, 2021.

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
10.1

Second Amended and Restated $3,500,000,000 Credit Agreement, dated as of October 26, 2021 (incorporated by reference to Exhibit 99.2 of Simon Property Group, L.P.’s Current Report on Form 8-K filed October 28, 2021.

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
Date: November 3, 2021

SIMON PROPERTY GROUP, L.P.

/s/ Brian J. McDade
Brian J. McDade
Executive Vice President, Chief Financial Officer and
Treasurer of Simon Property Group, Inc., General Partner
Date: November 3, 2021