Form 10-K
period 2021-12-31
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2022-02-24
CIK 1063761, 1022344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of shares of common stock held by non-affiliates of Simon Property Group, Inc. was approximately $42,527 million based on the closing sale price on the New York Stock Exchange for such stock on June 30, 2021.

As of January 31, 2022, Simon Property Group, Inc. had 328,588,111 and 8,000 shares of common stock and Class B common stock outstanding, respectively.

Simon Property Group, L.P. had no publicly-traded voting equity as of June 30, 2021.  Simon Property Group, L.P. has no common stock outstanding.

Documents Incorporated By Reference

Portions of Simon Property Group, Inc.’s Proxy Statement in connection with its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the annual period ended December 31, 2021 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority-owned partnership subsidiary, for which Simon is the general partner. As of December 31, 2021, Simon owned an approximate 87.4% ownership interest in the Operating Partnership, with the remaining 12.6% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day-to-day management.

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

December 31, 2021

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of December 31, 2021, we owned or held an interest in 199 income-producing properties in the United States, which consisted of 95 malls, 69 Premium Outlets, 14 Mills, six lifestyle centers, and 15 other retail properties in 37 states and Puerto Rico. We also own an 80% noncontrolling interest in The Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. Internationally, as of December 31, 2021, we had ownership interests in 33 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe and Canada. As of December 31, 2021, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 14 countries in Europe.

For a description of our operational strategies and developments in our business during 2021, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

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

The Operating Partnership has a $4.0 billion unsecured revolving credit facility, or the Credit Facility and a $3.5 billion supplemental unsecured revolving credit facility, or Supplemental Facility, or together, the Credit Facilities. The Credit Facility can be increased in the form of additional commitments in an aggregate amount not to exceed $1.0 billion, for a total aggregate size of $5.0 billion, subject to obtaining additional lender commitments and satisfying certain customary conditions precedent. The initial maturity date of the Credit Facility is June 30, 2024. The Credit Facility can be extended for two additional six-month periods to June 30, 2025, at our sole option, subject to satisfying certain customary conditions precedent.

Borrowings under the Credit Facility bear interest, at our election, at either (i) (x) for Term Benchmark Loans, the Adjusted Term SOFR Rate, the applicable Local Rate, the Adjusted EURIBOR Rate, or the Adjusted TIBOR Rate, (y) for RFR Loans, if denominated in Sterling, SONIA plus a benchmark adjustment and if denominated in Dollars, Daily Simple SOFR plus a benchmark adjustment, or (z) for Daily SOFR Loans, the Adjusted Floating Overnight Daily SOFR Rate, in each case of clauses (x) through (z) above, plus a margin determined by our corporate credit rating of between 0.650% and 1.400% or (ii) for loans denominated in U.S. Dollars only, the base rate (which rate is equal to the greatest of the prime rate, the federal funds effective rate plus 0.500% or Adjusted Term SOFR Rate for one month plus 1.000%) (the “Base Rate”), plus a margin determined by our corporate credit rating of between 0.000% and 0.400%. The Credit Facility includes a facility fee determined by our corporate credit rating of between 0.100% and 0.300% on the aggregate revolving commitments under the Credit Facility.  Based upon our current credit ratings, the interest rate on the Credit Facility is SOFR plus 72.5 basis points, plus a spread adjustment to account for the transition from LIBOR to SOFR.

The Supplemental Facility’s initial borrowing capacity of $3.5 billion may be increased to $4.5 billion during its term. The initial maturity date of the Supplemental Facility is January 31, 2026 and can be extended for an additional year to January 31, 2027 at our sole option, subject to our continued compliance with the terms thereof.

Borrowings under the Supplemental Facility bear interest, at our election, at either (i) (x) for Term Benchmark Loans, the Adjusted Term SOFR Rate, the applicable Local Rate, the Adjusted EURIBOR Rate, or the Adjusted TIBOR Rate, (y) for RFR Loans, if denominated in Sterling, SONIA plus a benchmark adjustment and if denominated in Dollars, Daily Simple SOFR plus a benchmark adjustment, or (z) for Daily SOFR Loans, the Adjusted Floating Overnight Daily SOFR Rate, in each case of clauses (x) through (z) above, plus a margin determined by our corporate credit rating of between 0.650%

and 1.400% or (ii) for loans denominated in U.S. Dollars only, the base rate (which rate is equal to the greatest of the prime rate, the federal funds effective rate plus 0.500% or Adjusted Term SOFR Rate for one month plus 1.000%) (the “Base Rate”), plus a margin determined by our corporate credit rating of between 0.000% and 0.400%. The Supplemental Facility includes a facility fee determined by our corporate credit rating of between 0.100% and 0.300% on the aggregate revolving commitments under the Supplemental Facility.  Based upon our current credit ratings, the interest rate on the Supplemental Facility is SOFR plus 72.5 basis points, plus a spread adjustment to account for the transition from LIBOR to SOFR.

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

Conflict of Interest Policies

We maintain policies and have entered into agreements designed to reduce or eliminate potential conflicts of interest. Simon has adopted governance principles governing the function, conduct, selection, orientation and duties of its subsidiaries and Simon’s Board of Directors and the Company, as well as written charters for each of the standing Committees of Simon’s Board of Directors. In addition, Simon’s Board of Directors has a Code of Business Conduct and Ethics, which applies to all of its officers, directors, and employees and those of its subsidiaries. At least a majority of the members of Simon’s Board of Directors must qualify, and do qualify, as independent under the listing standards of the New York Stock Exchange, or NYSE, and cannot be affiliated with the Simon family, who are significant stockholders in Simon and/or unitholders in the Operating Partnership. In addition, the Audit and Compensation and Human Capital Committees of Simon’s Board of Directors are comprised entirely of independent members who meet the additional independence and financial expert requirements of the NYSE as required.

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

Policies With Respect To Certain Other Activities

We intend to make investments which are consistent with Simon’s qualification as a REIT, unless Simon’s Board of Directors determines that it is no longer in Simon’s best interests to so qualify as a REIT. Simon’s Board of Directors may make such a determination because of changing circumstances or changes in the REIT requirements. Simon has authority to issue shares of its capital stock or other securities in exchange for property. We previously had authority to repurchase or otherwise reacquire Simon’s shares, the Operating Partnership’s units, or any other securities. On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan, or the Repurchase Program, through March 31, 2019 and on February 11, 2019, Simon's Board of Directors authorized a new common stock repurchase plan.  Under the program, the Company could purchase up to $2.0 billion of its common stock during the two-year period ending February 11, 2021.  The Repurchase Program was not extended. Simon may also issue shares of its common stock, or pay cash at its option, to holders of units in future periods upon exercise of such holders’ rights under the partnership agreement of the Operating Partnership. Our policy prohibits us from making any loans to the directors or executive officers of Simon for any purpose. We may make loans to the joint ventures in which we participate. Additionally, we may make or buy interests in loans secured by real estate properties owned by others or make investments in companies that own real estate assets.

Competition

The retail real estate industry is dynamic and competitive. We compete with numerous merchandise distribution channels, including malls, outlet centers, community/lifestyle centers, and other shopping centers in the United States and abroad. We also compete with internet retailing sites and catalogs, including our tenants, which provide retailers with distribution options beyond existing brick and mortar retail properties. The existence of competitive alternatives, accelerated by the impact of COVID-19, could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both the tenants to occupy the properties that we develop and manage as well as for the acquisition of prime sites (including land for development and operating properties). We believe that there are numerous factors that make our properties highly desirable to retailers, including:

●	the quality, location and diversity of our properties;
●	our management and operational expertise;
●	our extensive experience and relationships with retailers, lenders and suppliers;
●	our marketing initiatives and consumer focused strategic corporate alliances; and
●	the sustainability of physical retail.

Certain Activities

During the past three years, we have:

●	issued 375,775 shares of Simon common stock upon the exchange of units in the Operating Partnership;
●	issued 633,881 restricted shares of Simon common stock and 36,252 long-term incentive performance units, or LTIP units, net of forfeitures, under The Simon Property Group 1998 Stock Incentive Plan, as amended, or the 1998 Plan, and the Simon Property Group, L.P. 2019 Stock Incentive Plan, or the 2019 Plan;
●	purchased 3,492,728 shares of Simon common stock in the open market for $512.4 million pursuant to our Repurchase Programs;

●	issued 22,137,500 shares of common stock in a public offering at a public offering price of $72.50 per share, before underwriting discounts and commissions;
●	issued 955,705 units in the Operating Partnership as part of the consideration for the acquisition of an 80% interest in TRG;
●	redeemed 175,618 units in the Operating Partnership at an average price of $143.34 per unit in cash;
●	amended and replaced in its entirety the Operating Partnership’s existing Credit Facility in March 2020, by entering into an unsecured credit facility compromised of (i) an amendment and extension of the Credit Facility and (ii) a $2.0 billion delayed-draw term loan facility, or Term Facility;
●	amended the Credit Facility to transition the borrowing rates from LIBOR to successor benchmark indexes in November 2021;
●	amended, restated, and extended the Supplemental Facility in October 2021;
●	borrowed a maximum amount of $3.9 billion under the Credit Facilities; the outstanding amount of borrowings under the Credit Facility and Supplemental Facility as of December 31, 2021 were $125.0 million and $1.05 billion, respectively;
●	borrowed a maximum amount of $2.0 billion under the Term Facility; there were no outstanding borrowings as of December 31, 2021;
●	the outstanding amount of Commercial Paper notes as of December 31, 2021 was $500.0 million; and
●	provided annual reports containing financial statements audited by our independent registered public accounting firm and quarterly reports containing unaudited financial statements to our security holders.

Human Capital

At December 31, 2021, we and our affiliates employed approximately 3,300 persons at various properties and offices throughout the United States, of which approximately 900 were part-time. Approximately 1,000 of these employees were located at our corporate headquarters in Indianapolis, Indiana.

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

We are focused on providing a work environment that is free from any form of discrimination or harassment for any protected class and also embraces principles of inclusiveness. We have implemented a sustainable diversity and inclusion strategy, including an internal policy, targeted solutions for employees and an annual process of assessment, action and evaluation led by our human resources department.

Our compensation program is designed to, among other things, attract, retain and motivate talented and experienced individuals using a mix of competitive salaries, bonuses, equity based awards and other benefits.

Government Regulations Affecting Our Properties

We are subject to federal, state and local environmental regulations that apply generally to the ownership of real property and the operations conducted on real property.  As of December 31, 2021, we are not aware of any environmental conditions or material costs of complying with environmental or other regulations that would have a material adverse effect on our overall business, financial condition, or results of operations.  However, it is possible that we are not aware of, or may become subject to, potential environmental liabilities or material costs of complying with governmental regulations that could be material.  See further discussion in Item 1A. Risk Factors.

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

The following corporate governance documents are also available through the “About Simon/Investor Relations/ Governance” section of our Internet website or may be obtained in print form by request of our Investor Relations Department: Governance Principles, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation and Human Capital Committees Charter, and Governance and Nominating Committee Charter.

In addition, we intend to disclose on our Internet website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NYSE.

Information about our Executive Officers

The following table sets forth certain information with respect to Simon’s executive officers as of February 25, 2021.

Name	Age	Position
David Simon	60	Chairman of the Board, Chief Executive Officer and President
John Rulli	65	Chief Administrative Officer
Steven E. Fivel	61	General Counsel and Secretary
Brian J. McDade	42	Executive Vice President, Chief Financial Officer and Treasurer
Alexander L. W. Snyder	52	Assistant General Counsel and Assistant Secretary
Adam J. Reuille	47	Senior Vice President and Chief Accounting Officer

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

As of December 31, 2021, we owned or held an interest in 199 income-producing properties in the United States located in 37 states and Puerto Rico. We also own an 80% noncontrolling interest in TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. Internationally, as of December 31, 2021, we had ownership interests in 33 properties primarily located in Asia, Europe and Canada and have two international outlet properties under development. We have an interest in a European investee that has interests in 11 Designer Outlet properties, as more fully described elsewhere in this Annual Report. As of December 31, 2021, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 14 countries in Europe.

Demand for retail space and the profitability of our properties depends, in part, on the ability and willingness of tenants to enter into and perform obligations under leases. Although the harshest restrictions to prevent the spread of COVID-19 have generally been lifted or reduced, and vaccines are being administered in the United States and elsewhere, the willingness of customers to visit our properties may be reduced and our tenants’ businesses adversely affected, based upon many factors, including local transmission rates, the emergence of new variants, the development, availability, distribution, effectiveness and acceptance of existing and new vaccines, and the effectiveness and availability of cures or treatments.  Further, demand could remain reduced due to heightened sensitivity to risks associated with the transmission of COVID-19 or other associated diseases.  In addition, some of our properties are located at or within a close proximity to tourist destinations, and these properties and our tenants’ businesses have been, and may be in the future, heavily and adversely impacted by reductions in travel and tourism resulting from travel bans or restrictions and general concern regarding the risk of travel.

The continuing impact of the COVID-19 pandemic on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and make distributions to our shareholders could depend on additional factors, including:

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

Our concentration in the retail real estate market – our primary source of revenue is retail tenants – means that we could be materially and adversely affected by conditions that materially and adversely affect the retail environment generally, including, without limitation:

●	levels of consumer spending, changes in consumer confidence, income levels, and fluctuations in seasonal spending in the United States and internationally;
●	consumers avoiding traveling for shopping due to a heightened level of concern for safety in public places in light of the COVID-19 pandemic as well as the potential for civil unrest, including random acts of violence and riots;
●	significant reductions in international travel and tourism, resulting in fewer international retail consumers;
●	consumer perceptions of the convenience and attractiveness of our properties;
●	the impact on our retail tenants and demand for retail space at our properties from the increasing use of the Internet by retailers and consumers, which has accelerated during the COVID-19 pandemic;
●	the creditworthiness of our retail tenants and the availability of new creditworthy tenants and the related impact on our occupancy levels and lease income;
●	local real estate conditions, such as an oversupply of, or reduction in demand for, retail space or retail goods, decreases in rental rates and declines in real estate values;
●	the willingness of retailers to lease space in our properties at attractive rents, or at all;
●	actual or perceived changes in national and international economic conditions, which can result from global events such as international trade disputes, a foreign debt crisis, foreign currency volatility, natural disasters, war,

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

Bankruptcy filings by retailers can occur regularly in the course of our operations.  Although we did not see an increase in tenant bankruptcies in 2021, in previous years a number of companies in the retail industry, including certain of our tenants, have declared bankruptcy, and these numbers have increased due to the COVID-19 pandemic. If a tenant files for bankruptcy, the tenant may have the right to reject and terminate one or more of its leases with us, and we cannot be sure that it will affirm one or more of its leases and continue to make rental payments to us in a timely manner. A bankruptcy filing by, or relating to, one of our tenants would generally prohibit us from evicting this tenant, and bar all efforts by us to collect pre-bankruptcy debts from that tenant, or from their property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of its bankruptcy. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If a lease is rejected, the unsecured claim we hold against a bankrupt tenant might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. In addition, we may make lease modifications either pre- or post-bankruptcy for certain tenants undergoing significant financial distress in order for them to continue as a going concern. Furthermore, we may be required to incur significant expense in re-tenanting the space formerly leased to the bankrupt tenant. We continually seek to re-lease vacant spaces resulting from tenant terminations. The bankruptcy of a tenant, particularly an anchor tenant or a national tenant with multiple locations, may require a substantial redevelopment of its space, the success of which cannot be assured, and may make the re-tenanting of its space difficult and costly. Any such bankruptcies also make it more difficult to lease the remainder of the space at the affected property or properties. Future tenant bankruptcies may strain our resources and impact our ability to successfully execute our re-leasing strategy and could materially and adversely affect us.

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

Certain of our properties have had vacant space available for prospective tenants, and those properties may continue to experience, and other properties may commence experiencing, such oversupply in the future. Among other causes, (1) there has been an increased number of bankruptcies of anchor stores and other national retailers, as well as store closures, and (2) there has been lower demand from retail tenants for space, due to certain retailers increasing their use of e-commerce websites to distribute their merchandise, with each of (1) and (2) accelerating as a result of the COVID-19 pandemic. As a result of the increased bargaining power of creditworthy retail tenants, there is downward pressure on our rental rates and occupancy levels, and this increased bargaining power may also result in us having to increase our spend on tenant improvements and potentially make other lease modifications in order to attract or retain tenants, any of which, in the aggregate, could materially and adversely affect us.

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

As of December 31, 2021, we held interests in consolidated and joint venture properties that operate in Austria, Canada, France, Italy, Germany, Japan, Malaysia, Mexico, the Netherlands, South Korea, Spain, Thailand, and the United Kingdom. We also have an equity stake in Klépierre, a publicly traded European real estate company, which operates in 14 countries in Europe. Accordingly, our operating results and the value of our international operations may be impacted by any unhedged movements in the foreign currencies in which those operations transact and in which our net investment in those international operations is held. While we occasionally enter into hedging agreements to manage our exposure to changes in foreign exchange rates, these agreements may not eliminate foreign currency risk entirely.

We may pursue additional investment, ownership, development and redevelopment/expansion opportunities outside the United States. Such international activities carry risks that are different from those we face with our domestic properties and operations. These risks include, but are not limited to:

●	adverse effects of changes in exchange rates for foreign currencies;
●	changes in foreign political and economic environments, regionally, nationally, and locally;
●	impact from international trade disputes and the associated impact on our tenants’ supply chain and consumer spending levels;
●	challenges of complying with a wide variety of foreign laws, including corporate governance, operations, taxes and litigation;
●	the risk that we, our employees and/or agents could violate anti-bribery, anti-corruption and international trade laws in the U.S., such as the U.S. Foreign Corrupt Practices Act, and certain foreign countries, such as the U.K. Bribery Act, which could result in criminal or civil sanctions and/or fines, negatively impact our reputation, or require us to incur significant expenses to investigate;
●	differing lending practices;
●	differences in cultures and consumer retail behavior;
●	changes in applicable laws and regulations in the United States that affect international operations;
●	changes in applicable laws and regulations in these foreign jurisdictions;
●	difficulties in managing international operations;
●	obstacles to the repatriation of earnings and cash; and
●	labor discord, political or civil unrest, acts of terrorism, epidemics and pandemics, including COVID-19, the fear of spread of contagious diseases, or the threat of international boycotts.

Our international activities represented approximately 7.1% of consolidated net income and 8.5% of our net operating income, or NOI, for the year ended December 31, 2021. To the extent that we expand our international activities, the above risks could increase in significance, which in turn could have a material adverse effect on us.

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

As of December 31, 2021, our consolidated mortgages and unsecured indebtedness, excluding related premium, discount and debt issuance costs, totaled $25.4 billion. As a result of this indebtedness, we are required to use a substantial portion of our cash flows for debt service, including selected repayment at scheduled maturities, which limits our ability to use those cash flows to fund the growth of our business. We are also subject to the risks normally associated with debt financing, including the risk that our cash flows from operations will be insufficient to meet required debt service or that we will be able to refinance such indebtedness on acceptable terms, or at all. Our debt service costs generally will not be reduced if developments at the applicable property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the property. Our indebtedness could also have other adverse consequences on us, including reducing our access to capital or increasing our vulnerability to general adverse economic, industry and market conditions. In addition, if a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value. If any of the foregoing occurs, we could be materially and adversely affected.

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

As of December 31, 2021, we had approximately $2.0 billion of outstanding consolidated indebtedness that bears interest at variable rates, and we may incur more variable rate indebtedness in the future. If interest rates increase, then so would the interest costs on our unhedged variable rate debt, which could adversely affect our cash flows and our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense.

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

As of December 31, 2021, approximately 2.0% or $501.4 million of our debt outstanding was indexed to LIBOR.  In 2021 we amended the Credit Facility and the Supplemental Facility to transition the borrowing rates from LIBOR to successor benchmark indexes.  In 2017, the U.K. Financial Conduct Authority (the “FCA”) announced that it intends to phase out LIBOR, and in 2021, it announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1 week and 2 month USD setting, and immediately after June 30, 2023, in the case of the remaining USD settings.  The U.S. Federal Reserve (the “Federal Reserve”) has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate.  The Alternative Refinance Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR in the U.S.  Working groups formed by financial regulators in other jurisdictions, including the U.K., the European Union, Japan and Switzerland, have also recommended alternatives to LIBOR denominated in their local currencies.  Although SOFR appears to be the preferred replacement rate for USD LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the United States.  At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmark is anticipated in coming years.  Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist.  The consequences of these developments cannot be entirely predicted, and there can be no assurance that they will not result in financial market disruptions, significant increases in benchmark interest rates, substantially higher financing costs or a shortage of available debt financing, any of which could have an adverse effect on us, which currently would be limited by our relatively low exposure to variable rate LIBOR-based debt.

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

As of December 31, 2021, we owned interests in 101 income-producing properties with other parties. Of those, 17 properties are included in our consolidated financial statements. We apply the equity method of accounting to the other 84 properties (the joint venture properties) and our investments in Klépierre (a publicly traded, Paris-based real estate company) and The Taubman Realty Group, LLC, or TRG, as well as our investments in certain entities involved in retail operations, such as J.C. Penney and SPARC Group; intellectual property and licensing ventures, such as Authentic Brands Group, LLC, or ABG, and Eddie Bauer Ipco; and an e-commerce venture Rue Gilt Groupe, or RGG, (collectively, our other platform investments).  We serve as general partner or property manager for 53 of these 84 joint venture properties; however, certain major decisions, such as approving the operating budget and selling, refinancing, and redeveloping the properties, require the consent of the other owners. Of the joint venture properties for which we do not serve as general partner or property manager, 23 are in our international joint ventures. These international properties are managed locally by joint ventures in which we share control of the properties with our partner. The other owners have participating rights that we consider substantive for purposes of determining control over the joint venture properties’ assets. The remaining joint venture properties, Klépierre, TRG, and our joint ventures with ABG, J.C. Penney, RGG, and SPARC Group are managed by third parties.

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

Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture property, which is non-recourse to us. Nevertheless, the joint venture’s failure to satisfy its debt obligations could result in the loss of our investment therein. As of December 31, 2021, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $209.9 million. A default by a joint venture under its debt obligations would expose us to liability under a guaranty. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

We maintain insurance coverage with third-party carriers who provide a portion of the coverage for specific layers of potential losses, including commercial general liability, fire, flood, extended coverage and rental loss insurance on all of our properties in the United States as well as cyber coverage. The initial portion of coverage, excess of policy deductibles, not provided by third-party carriers is either insured through our wholly-owned captive insurance company or other financial arrangements controlled by us. A third party carrier has, in turn, agreed to provide, if required, evidence of coverage for this layer of losses under the terms and conditions of the carrier’s policy. A similar policy either written through our captive insurance company or other financial arrangements controlled by us also provides initial coverage for property insurance and certain windstorm risks at the properties located in coastal windstorm locations.

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

We currently maintain insurance coverage against acts of terrorism on all of our properties in the United States on an “all risk” basis in the amount of up to $1 billion. Despite the existence of this insurance coverage, any threatened or actual terrorist attacks where we operate could materially and adversely affect our property values, revenues, consumer traffic and tenant sales.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

United States Properties

Our U.S. properties primarily consist of malls, Premium Outlets, The Mills, lifestyle centers and other retail properties. These properties contain an aggregate of approximately 175.3 million square feet of gross leasable area, or GLA.

Malls typically contain at least one department store anchor or a combination of anchors and big box retailers with a wide variety of smaller stores connecting the anchors. Additional stores are usually located along the perimeter of the parking area. Our 95 malls are generally enclosed centers and range in size from approximately 260,000 to 2.7 million square feet of GLA.

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

We also have interests in six lifestyle centers and 15 other retail properties. The lifestyle centers range in size from 170,000 to 950,000 square feet of GLA. The other retail properties range in size from approximately 200,000 to 1.6 million square feet of GLA and are considered non-core to our business model.

As of December 31, 2021, approximately 93.4% of the owned GLA in malls and Premium Outlets was leased and approximately 97.6% of the owned GLA for The Mills was leased.

We wholly own 131 of our properties, effectively control 10 properties in which we have a joint venture interest, and hold the remaining 58 properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 190 properties in the United States. Certain of our joint venture properties are subject to various rights of first refusal, buy-sell provisions, put and call rights, or other sale or marketing rights for partners which are customary in real estate partnership agreements and the industry. We and our partners in these joint ventures may initiate these provisions (subject to any applicable lock up or similar restrictions) which may result in either the sale of our interest or the use of available cash or borrowings, or the use of Operating Partnership units, to acquire the joint venture interest from our partner.

We own an 80% noncontrolling interest in TRG, which has an interest in 20 regional, super-regional, and outlet malls in the U.S. Our effective ownership in these properties, through our investment in TRG, ranges from 38.8% to 80%.

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

The following property table summarizes certain data for our malls, Premium Outlets, The Mills, lifestyle centers and other retail properties located in the United States, including Puerto Rico, as of December 31, 2021.

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Larger Retailers and Uses

	Malls
1.	Apple Blossom Mall	VA	Winchester	Fee	49.1	% (4)	Acquired 1999	81.8%	473,672	Belk, JCPenney, AMC Cinemas
2.	Auburn Mall	MA	Auburn	Fee	56.4	% (4)	Acquired 1999	88.5%	499,467	Macy's, Reliant Medical (15)
3.	Aventura Mall (1)	FL	Miami Beach (Miami)	Fee	33.3	% (4)	Built 1983	95.5%	2,125,689	Bloomingdale's, Macy's (8), JCPenney, Nordstrom, Equinox Fitness Clubs, AMC Theatres
4.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	97.9%	1,452,087	Nordstrom, Macy's, Dillard's (8), JCPenney, AMC Theatres
5.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	93.1%	1,207,129	Macy's, Dillard's (8), JCPenney
6.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	97.0%	691,143	Kohl's, Marcus Cinema 16, Dave & Buster's, Steinhafel Furniture (6)
7.	Brea Mall	CA	Brea (Los Angeles)	Fee	100.0%		Acquired 1998	94.1%	1,281,795	Nordstrom, Macy's (8), JCPenney
8.	Briarwood Mall	MI	Ann Arbor	Fee	50.0	% (4)	Acquired 2007	83.1%	978,053	Macy's, JCPenney, Von Maur, Hilton Garden Inn (15), Towne Place Suites by Marriott (15)
9.	Brickell City Centre	FL	Miami	Fee	25.0	% (4)	Built 2016	93.4%	475,606	Saks Fifth Avenue, Cinemex, EAST Miami Hotel (15), Luna Park
10.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	100.0%	608,739	Dillard's, JCPenney, Dick's Sporting Goods, HomeGoods, Party City
11.	Burlington Mall	MA	Burlington (Boston)	Fee and Ground Lease (2026) (7)	100.0%		Acquired 1998	94.6%	1,209,347	Macy's, Nordstrom, Crate & Barrel, Primark, Arhaus Furniture
12.	Cape Cod Mall	MA	Hyannis	Fee and Ground Leases (2029-2073) (7)	56.4	% (4)	Acquired 1999	87.1%	712,338	Macy's (8), Best Buy, Marshalls, Barnes & Noble, Regal Cinema, Target, Dick's Sporting Goods, Planet Fitness
13.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	93.7%	1,384,395	Macy's, Von Maur, JCPenney, Dick's Sporting Goods, AMC Theatres
14.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2027) (7)	100.0%		Built 1974	99.8%	1,244,987	Macy's, Dillard's (8), JCPenney, Sears, Cinemark Theatres
15.	Coconut Point	FL	Estero	Fee	50.0	% (4)	Built 2006	85.9%	1,197,444

Dillard's, Barnes & Noble, Best Buy, DSW, Office Max, PetSmart, Ross, T.J. Maxx, Hollywood Theatres, Super Target, Michael's, Total Wine & More, JoAnn Fabrics, Christmas Tree Shops (6), Home Centric (6), Hyatt Place Coconut Point (15), TownePlace Suites by Marriott (15)

16.	College Mall	IN	Bloomington	Fee and Ground Lease (2048) (7)	100.0%		Built 1965	79.2%	609,768	Target, Dick's Sporting Goods, Bed Bath & Beyond, Fresh Thyme
17.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	92.5%	733,755	Macy's (8), JCPenney, Barnes & Noble, DSW, Home Goods, Dick's Sporting Goods
18.	Copley Place	MA	Boston	Fee	94.4	% (11)	Acquired 2002	90.1%	1,263,627	Neiman Marcus, Saks Fifth Avenue Men's, Boston Marriott Copley Place (15), The Westin Copley Place (15)
19.	Coral Square	FL	Coral Springs (Miami)	Fee	97.2%		Built 1984	91.4%	944,159	Macy's (8), JCPenney, Kohl's
20.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	95.7%	925,518	Dillard's, Belk, Best Buy, Bed Bath & Beyond, Cost Plus World Market, Ross, Dick's Sporting Goods
21.	Dadeland Mall	FL	Miami	Fee	50.0	% (4)	Acquired 1997	96.7%	1,514,626	Saks Fifth Avenue, Macy's (8), JCPenney, AC Hotel by Marriott
22.	Del Amo Fashion Center	CA	Torrance (Los Angeles)	Fee	50.0	% (4)	Acquired 2007	93.9%	2,519,601	Nordstrom, Macy's (8), JCPenney, Marshalls, Barnes & Noble, JoAnn Fabrics, AMC Theatres, Dick's Sporting Goods, Dave & Buster's, Mitsuwa Marketplace
23.	Domain, The	TX	Austin	Fee	100.0%		Built 2006	94.0%	1,234,766	Neiman Marcus, Macy's, Dillard's, Dick's Sporting Goods, iPic Theaters, Arhaus Furniture, Punch Bowl Social, Westin Austin at The Domain, Lone Star Court (15), (16)
24.	Empire Mall	SD	Sioux Falls	Fee and Ground Lease (2033) (7)	100.0%		Acquired 1998	87.3%	1,027,280	Macy's, JCPenney, Hy-Vee, Dick's Sporting Goods
25.	Falls, The	FL	Miami	Fee	50.0	% (4)	Acquired 2007	98.2%	709,540	Macy's, Regal Cinema, The Fresh Market, LifeTime Athletic (6)
26.	Fashion Centre at Pentagon City, The	VA	Arlington (Washington, DC)	Fee	42.5	% (4)	Built 1989	95.7%	1,037,175	Nordstrom, Macy's, The Ritz-Carlton (15)

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Larger Retailers and Uses

27.	Fashion Mall at Keystone, The	IN	Indianapolis	Fee and Ground Lease (2067) (7)	100.0%		Acquired 1997	93.6%	716,744	Saks Fifth Avenue, Crate & Barrel, Nordstrom, Keystone Art Cinema, Sheraton (15)
28.	Fashion Valley	CA	San Diego	Fee	50.0	% (4)	Acquired 2001	98.0%	1,728,009	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, JCPenney, AMC Theatres, Forever 21, The Container Store
29.	Firewheel Town Center	TX	Garland (Dallas)	Fee	100.0%		Built 2005	89.4%	996,245	Dillard's, Macy's, Barnes & Noble, DSW, AMC Theatres, Dick's Sporting Goods, Kids Empire/Hapik, Fairfield Inn by Marriott (14), (16)
30.	Florida Mall, The	FL	Orlando	Fee	50.0	% (4)	Built 1986	96.8%	1,724,998	Macy's, Dillard's, JCPenney, Sears, H&M, Forever 21, Zara, American Girl, Dick's Sporting Goods, Crayola Experience, The Florida Hotel and Conference Center (15)
31.	Forum Shops at Caesars Palace, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	96.2%	659,765	Caesars Palace Las Vegas Hotel and Casino (15)
32.	Galleria, The	TX	Houston	Fee	50.4	% (4)	Acquired 2002	96.0%	2,012,383	Saks Fifth Avenue, Neiman Marcus, Nordstrom, Macy's, The Westin Galleria (15), The Westin Oaks (15), Life Time Tennis
33.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%		Acquired 1979	97.7%	1,286,654	Macy's, Von Maur, JCPenney, Dick's Sporting Goods, Barnes & Noble, Regal Cinema, Dave & Buster's
34.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2067) (7)	100.0%		Acquired 1998	98.0%	1,237,364	Macy's, Dillard's, JCPenney, Belk
35.	King of Prussia	PA	King of Prussia (Philadelphia)	Fee	100.0%		Acquired 2003	96.9%	2,670,696	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Arhaus Furniture, Dick's Sporting Goods, Primark
36.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (2040) (7)	100.0%		Built 1976	98.1%	1,314,285	Macy's (8), Dillard's, JCPenney, Wingate by Wyndham (15)
37.	Lakeline Mall	TX	Cedar Park (Austin)	Fee	100.0%		Built 1995	97.3%	1,098,856	Dillard's (8), Macy's, JCPenney, AMC Theatres
38.	Lehigh Valley Mall	PA	Whitehall	Fee	50.0	% (4)	Acquired 2003	94.4%	1,196,373	Macy's, JCPenney, Boscov's, Barnes & Noble, Michael's, Dave & Buster's
39.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	96.6%	1,553,502	Neiman Marcus, Bloomingdale's, Macy's, JW Marriott (15), Hyatt Centric (14)
40.	Livingston Mall	NJ	Livingston (New York)	Fee	100.0%		Acquired 1998	94.7%	968,748	Macy's, Barnes & Noble
41.	Mall at Rockingham Park, The	NH	Salem (Boston)	Fee	28.2	% (4)	Acquired 1999	92.3%	1,064,794	JCPenney, Macy's, Dick's Sporting Goods, Cinemark Theatre
42.	Mall of Georgia	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	94.8%	1,840,342	Dillard's, Macy's, JCPenney, Belk, Dick's Sporting Goods, Barnes & Noble, Havertys Furniture, Regal Cinema, Von Maur
43.	Mall of New Hampshire, The	NH	Manchester	Fee and Ground Lease (2024-2027) (7)	56.4	% (4)	Acquired 1999	92.7%	803,883	Macy's, JCPenney, Best Buy, Dick's Sporting Goods, Dave & Buster's
44.	McCain Mall	AR	N. Little Rock	Fee	100.0%		Built 1973	95.0%	793,852	Dillard's, JCPenney, Regal Cinema
45.	Meadowood Mall	NV	Reno	Fee	50.0	% (4)	Acquired 2007	99.2%	928,920	Macy's (8), JCPenney, Dick's Sporting Goods, Crunch Fitness, Round 1
46.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	90.4%	1,331,605	Nordstrom, Macy's, Barnes & Noble, AMC Dine-In Theatre
47.	Miami International Mall	FL	Miami	Fee	47.8	% (4)	Built 1982	92.8%	1,082,365	Macy's (8), JCPenney, Kohl's
48.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	100.0%	644,281	Dillard's (8), JCPenney, Ross, Dick's Sporting Goods
49.	Miller Hill Mall	MN	Duluth	Fee	100.0%		Built 1973	94.9%	829,535	JCPenney, Barnes & Noble, DSW, Dick's Sporting Goods, Essentia Health West, Essentia Health East
50.	North East Mall	TX	Hurst (Dallas)	Fee	100.0%		Built 1971	97.3%	1,646,409	Dillard's, Macy's, JCPenney, Dick's Sporting Goods, Cinemark Theatres
51.	Northshore Mall	MA	Peabody (Boston)	Fee	56.4	% (4)	Acquired 1999	92.1%	1,509,844	JCPenney, Nordstrom, Macy's (8), Barnes & Noble, Shaw's Grocery, The Container Store, Tesla Sales and Service, Life Time Athletic
52.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%		Acquired 1998	86.4%	886,603	Macy's, Boscov's, JCPenney, LA Fitness, HomeSense, Ulta
53.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	99.4%	1,229,884	Macy's, JCPenney, Dave & Buster's, Von Maur
54.	Oxford Valley Mall	PA	Langhorne (Philadelphia)	Fee	85.5%		Acquired 2003	79.0%	1,340,258	Macy's, JCPenney, United Artists Theatre
55.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	94.5%	1,083,693	Macy's, Dillard's (8), JCPenney, AMC Theatres, The Container Store
56.	Pheasant Lane Mall	NH	Nashua	-	—	% (12)	Acquired 2002	94.4%	979,595	JCPenney, Target, Macy's, Dick's Sporting Goods

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Larger Retailers and Uses

57.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	93.2%	785,367	Saks Fifth Avenue, Nordstrom, AMC Theatres, Arhaus Furniture, Legoland Discovery Center, AC Hotel by Marriott, Life Time Athletic (6), Life Time Work (6), Nobu Hotel and Restaurant (6), (16)
58.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		Acquired 2004	85.7%	1,157,596	JCPenney, Tiendas Capri, Econo, T.J. Maxx, Caribbean Cinemas, Burlington
59.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2040) (7)	100.0%		Built 1972	88.3%	719,189	Dillard's, JCPenney, Cinemark Theatres, Kohl's, Dick's Sporting Goods, T.J. Maxx/HomeGoods
60.	Quaker Bridge Mall	NJ	Lawrenceville	Fee	50.0	% (4)	Acquired 2003	95.1%	1,081,297	Macy's, JCPenney
61.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	81.8%	1,245,980	Macy's, JCPenney, Raymour & Flanigan
62.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090) (7)	100.0%		Acquired 1998	97.5%	2,344,758	Bloomingdale's, Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, AMC Entertainment, XSport Fitness, Neiman Marcus, Primark (6), Residence Inn by Marriott
63.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	96.0%	1,234,239	JCPenney, Nordstrom, L.L. Bean, Macy's (8), Crate & Barrel
64.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	93.1%	693,075	Macy's, Forever 21
65.	Shops at Chestnut Hill, The	MA	Chestnut Hill (Boston)	Fee	94.4%		Acquired 2002	97.9%	470,062	Bloomingdale's (8)
66.	Shops at Clearfork, The	TX	Fort Worth	Fee	45.0	% (4)	Built 2017	86.2%	550,748	Neiman Marcus, Arhaus Furniture, AMC Theatres, Pinstripes, (16)
67.	Shops at Crystals, The	NV	Las Vegas	Fee	50.0	% (4)	Acquired 2016	87.0%	272,248	Aria Resort and Casino (15)
68.	Shops at Nanuet, The	NY	Nanuet	Fee	100.0%		Redeveloped 2013	79.6%	757,952	Regal Cinema, 24 Hour Fitness, At Home, Stop & Shop
69.	Shops at Mission Viejo, The	CA	Mission Viejo (Los Angeles)	Fee	51.0	% (4)	Built 1979	89.7%	1,235,413	Nordstrom, Macy's (8), Dick's Sporting Goods
70.	Shops at Riverside, The	NJ	Hackensack (New York)	Fee	100.0%		Acquired 2007	91.4%	723,506	Bloomingdale's, Barnes & Noble, Arhaus Furniture, AMC Theatres, Life Time Studio
71.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0	% (4) (2)	Acquired 1995	91.7%	1,204,769	Macy's (8), Dick's Sporting Goods, Barnes & Noble, L.L. Bean
72.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	90.6%	1,128,994	Macy's (8), Barnes & Noble, AMC Cinemas, Dick's Sporting Goods, Target, DSW, Ulta
73.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	95.4%	1,590,717	Macy's, Sears, Nordstrom, Target, Primark
74.	Southdale Center	MN	Edina (Minneapolis)	Fee	100.0%		Acquired 2007	88.0%	1,246,152	Macy's, AMC Theatres, Dave & Buster's, RH Minneapolis, Life Time Athletic, Life Time Work/Sport, Homewood Suites by Hilton, (16)
75.	SouthPark	NC	Charlotte	Fee and Ground Lease (2040) (9)	100.0%		Acquired 2002	99.0%	1,688,480	Neiman Marcus, Nordstrom, Macy's, Dillard's, Belk, Dick's Sporting Goods, Crate & Barrel, The Container Store, (16)
76.	Springfield Mall (1)	PA	Springfield (Philadelphia)	Fee	50.0	% (4)	Acquired 2005	88.4%	610,134	Macy's, Target
77.	St. Charles Towne Center	MD	Waldorf (Washington, DC)	Fee	100.0%		Built 1990	89.8%	980,450	Macy's (8), JCPenney, Kohl's, Dick Sporting Goods, AMC Theatres
78.	St. Johns Town Center	FL	Jacksonville	Fee	50.0	% (4)	Built 2005	95.2%	1,454,187	Nordstrom, Dillard's, Arhaus Furniture, Dick's Sporting Goods, Barnes & Noble, RH Jacksonville, Homewood Suites by Hilton (15)
										Target, Ashley Furniture Home Store, Ross, DSW, JoAnn Fabrics, PetsMart
79.	Stanford Shopping Center	CA	Palo Alto (San Jose)	Ground Lease (2064)	94.4	% (11)	Acquired 2003	91.9%	1,287,980	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Crate and Barrel, The Container Store, RH Palo Alto (6)
80.	Stoneridge Shopping Center	CA	Pleasanton (San Francisco)	Fee	49.9	% (4)	Acquired 2007	95.8%	1,299,562	Macy's (8), JCPenney, Arhaus Furniture (6)
81.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	91.6%	774,483	Dillard's (8), Macy's, Arhaus Furniture
82.	Tacoma Mall	WA	Tacoma (Seattle)	Fee	100.0%		Acquired 1987	91.8%	1,240,292	Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, Nordstrom Rack, Total Wine and More, Ulta, Kohl's (6)
83.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	81.5%	864,844	Macy's, JCPenney, Kohl's, Dick's Sporting Goods

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA		Selected Larger Retailers and Uses

84.	Town Center at Boca Raton	FL	Boca Raton (Miami)	Fee	100.0%		Acquired 1998	98.0%	1,778,770		Saks Fifth Avenue, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Crate & Barrel, The Container Store, Joseph's Classic Market, Arhaus Furniture
85.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	99.3%	1,157,209		Dillard's, Von Maur, JCPenney, Round 1, Scheels (6)
86.	Treasure Coast Square	FL	Jensen Beach	Fee	100.0%		Built 1987	88.6%	874,998		Macy's, Dillard's, JCPenney, Regal Cinema
87.	Tyrone Square	FL	St. Petersburg (Tampa)	Fee	100.0%		Built 1972	90.0%	960,554		Macy's, Dillard's, JCPenney, DSW, Cobb 10 Luxury Theatres, Dick's Sporting Goods, Hitchcock's Green Market, PetSmart
88.	University Park Mall	IN	Mishawaka	Fee	100.0%		Built 1979	91.8%	918,673		Macy's, JCPenney, Barnes & Noble
89.	Walt Whitman Shops	NY	Huntington Station (New York)	Fee and Ground Lease (2032) (7)	100.0%		Acquired 1998	99.1%	1,084,648		Saks Fifth Avenue, Bloomingdale’s, Macy’s
90.	West Town Mall	TN	Knoxville	Fee and Ground Lease (2042)	50.0	% (4)	Acquired 1991	93.9%	1,282,015		Belk (8), Dillard’s, JCPenney, Regal Cinebarre Theatre, Dick's House of Sport, Tesla Sales and Service
91.	Westchester, The	NY	White Plains (New York)	Fee	40.0	% (4)	Acquired 1997	91.0%	805,135		Neiman Marcus, Nordstrom, Crate and Barrel, Arhaus Furniture (6)
92.	White Oaks Mall	IL	Springfield	Fee	80.7%		Built 1977	81.5%	942,837		Macy's, Dick's Sporting Goods, LA Fitness, Michael's, State of Illinois Department of Central Management Services (6)
93.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	96.6%	1,151,481		Macy's, Dillard's, JCPenney, Malco Theatres, Courtyard by Marriott (14)
94.	Woodfield Mall	IL	Schaumburg (Chicago)	Fee	50.0	% (4)	Acquired 2012	93.0%	2,154,014		Nordstrom, Macy's, JCPenney, Enterrium, Peppa Pig World of Play
95.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%		Acquired 2002	96.1%	1,095,915		Macy's, Dillard's, JCPenney, Holiday Inn Express (15), Courtyard by Marriott (15)
	Total Mall GLA								108,070,914	(18)

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
	Premium Outlets
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis)	Fee	100.0%		Acquired 2004	89.3%	337,689	Coach, Gap Outlet, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Under Armour
2.	Allen Premium Outlets	TX	Allen (Dallas)	Fee	100.0%		Acquired 2004	100.0%	548,464

Adidas, Armani Outlet, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Staybridge Suites (14), The North Face, Tommy Hilfiger, Tory Burch, Under Armour

3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%		Acquired 2004	83.2%	271,209	Calvin Klein, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour
4.	Birch Run Premium Outlets	MI	Birch Run (Detroit)	Fee	100.0%		Acquired 2010	88.7%	593,931	Adidas, Calvin Klein, Coach, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Pottery Barn/Williams-Sonoma Outlet, Tommy Hilfiger, The North Face, Under Armour
5.	Camarillo Premium Outlets	CA	Camarillo (Los Angeles)	Fee	100.0%		Acquired 2004	94.3%	686,106

Adidas, Calvin Klein, Coach, Columbia Sportswear, Giorgio Armani, H&M, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

6.	Carlsbad Premium Outlets	CA	Carlsbad (San Diego)	Fee	100.0%		Acquired 2004	98.5%	289,087	Adidas, Calvin Klein, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tory Burch, Under Armour
7.	Carolina Premium Outlets	NC	Smithfield (Raleigh)	Fee	100.0%		Acquired 2004	97.6%	438,728	Adidas, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
8.	Charlotte Premium Outlets	NC	Charlotte	Fee	50.0	% (4)	Built 2014	96.9%	398,351	Adidas, Coach, Columbia Sportswear, Gap Outlet, Guess, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Under Armour
9.	Chicago Premium Outlets	IL	Aurora (Chicago)	Fee	100.0%		Built 2004	92.7%	687,119	Adidas, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, RH Outlet, Saks Fifth Avenue Off 5th, Under Armour
10.	Cincinnati Premium Outlets	OH	Monroe (Cincinnati)	Fee	100.0%		Built 2009	89.7%	398,960	Adidas, Calvin Klein, Coach, Gap Outlet, J.Crew, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Tory Burch, Under Armour
11.	Clarksburg Premium Outlets	MD	Clarksburg (Washington, DC)	Fee	66.0	% (4)	Built 2016	88.4%	390,146

Armani Outlet, A/X Armani Exchange, Adidas, Calvin Klein, Coach, Columbia Sportswear, Express, Kate Spade New York, Lafayette 148 New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Tommy Hilfiger, Tory Burch, Under Armour, Vince

12.	Clinton Premium Outlets	CT	Clinton	Fee	100.0%		Acquired 2004	98.9%	276,225	Adidas, Calvin Klein, Coach, Gap Outlet, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Under Armour
13.	Denver Premium Outlets	CO	Thornton (Denver)	Fee	100.0%		Built 2018	100.0%	328,100

Adidas, A/X Armani Exchange, Calvin Klein, Coach, Gap Outlet, H&M, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Tory Burch, Under Armour, Vineyard Vines, Staybridge Suites (15)

14.	Desert Hills Premium Outlets	CA	Cabazon (Palm Springs)	Fee	100.0%		Acquired 2004	99.4%	655,235

Alexander McQueen, Armani Outlet, Balenciaga, Bottega Veneta, Brunello Cucinelli, Burberry, Coach, Ermenegildo Zegna, Fendi, Gucci, Jimmy Choo, Loro Piana, Marc Jacobs, Moncler, Mulberry, Neiman Marcus Last Call, Nike, Polo Ralph Lauren, Prada, Saint Laurent Paris, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Stuart Weitzman, Tory Burch, Valentino

15.	Ellenton Premium Outlets	FL	Ellenton (Tampa)	Fee	100.0%		Acquired 2010	96.1%	477,137	Adidas, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Under Armour
16.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%		Acquired 2004	83.9%	298,038	Adidas, Banana Republic, Calvin Klein, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Tommy Hilfiger, Under Armour
17.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%		Acquired 2004	82.0%	578,505	Adidas, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
18.	Gloucester Premium Outlets	NJ	Blackwood (Philadelphia)	Fee	50.0	% (4)	Built 2015	85.8%	378,470

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Columbia Sportswear, Gap Outlet, Guess, Levi's, J. Crew, Loft Outlet, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Under Armour, Vera Bradley

19.	Grand Prairie Premium Outlets	TX	Grand Prairie (Dallas)	Fee	100.0%		Built 2012	98.7%	423,687

Banana Republic, Bloomingdale's The Outlet Store, Coach, Columbia Sportswear, Kate Spade New York, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Bahama, Tommy Hilfiger, Under Armour

20.	Grove City Premium Outlets	PA	Grove City (Pittsburgh)	Fee	100.0%		Acquired 2010	83.2%	531,157

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour

21.	Gulfport Premium Outlets	MS	Gulfport	Ground Lease (2059)	100.0%		Acquired 2010	86.6%	300,160	Banana Republic, Chico's, Coach, Gap Outlet, H&M, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
22.	Hagerstown Premium Outlets	MD	Hagerstown (Baltimore/ Washington, DC)	Fee	100.0%		Acquired 2010	73.1%	485,592	Adidas, American Eagle Outfitters, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Kate Spade New York, Loft Outlet, The North Face, Under Armour
23.	Houston Premium Outlets	TX	Cypress (Houston)	Fee	100.0%		Built 2008	99.1%	548,188

Ann Taylor, A/X Armani Exchange, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Gap Outlet, Giorgio Armani, Holiday Inn Express (15), Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Tory Burch, Victoria's Secret

24.	Indiana Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%		Acquired 2004	89.5%	378,024	Adidas, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
25.	Jackson Premium Outlets	NJ	Jackson (New York)	Fee	100.0%		Acquired 2004	96.0%	285,603	Adidas, American Eagle Outfitters, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Loft Outlet, Kate Spade New York, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
26.	Jersey Shore Premium Outlets	NJ	Tinton Falls (New York)	Fee	100.0%		Built 2008	97.6%	434,456

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour

27.	Johnson Creek Premium Outlets	WI	Johnson Creek	Fee	100.0%		Acquired 2004	83.6%	277,672	Adidas, Banana Republic, Calvin Klein, Gap Outlet, Loft Outlet, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
28.	Kittery Premium Outlets	ME	Kittery	Fee and Ground Lease (2049) (7)	100.0%		Acquired 2004	83.8%	259,480

Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Express Factory Outlet, Gap Outlet, J.Crew, Kate Spade New York, New Balance, Nike, Polo Ralph Lauren, Tommy Hilfiger, Tumi

29.	Las Americas Premium Outlets	CA	San Diego	Fee	100.0%		Acquired 2007	96.5%	554,273

Adidas, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Giorgio Armani, Guess, Kate Spade New York, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour

30.	Las Vegas North Premium Outlets	NV	Las Vegas	Fee	100.0%		Built 2003	95.9%	676,270

All Saints, Armani Outlet, A/X Armani Exchange, Banana Republic, Burberry, Canali, CH Carolina Herrera, Cheesecake Factory, Coach, David Yurman, Dolce & Gabbana, Etro, Jimmy Choo, John Varvatos, Lululemon, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Roberto Cavalli, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Shake Shack, Tory Burch

31.	Las Vegas South Premium Outlets	NV	Las Vegas	Fee	100.0%		Acquired 2004	98.4%	535,759

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour

32.	Lee Premium Outlets	MA	Lee	Fee	100.0%		Acquired 2010	86.9%	224,731	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Kate Spade New York, Levi's, Loft Outlet, Michael Kors, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Under Armour

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
33.	Leesburg Premium Outlets	VA	Leesburg (Washington, DC)	Fee	100.0%		Acquired 2004	97.0%	478,218

Adidas, Ann Taylor, Armani Outlet, A/X Armani Exchange, Brooks Brothers, Burberry, Coach, Columbia Sportswear, J.Crew,  Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, RH Outlet, Salvatore Ferragamo, Tory Burch, Under Armour, Vineyard Vines, Williams-Sonoma

34.	Lighthouse Place Premium Outlets	IN	Michigan City (Chicago, IL)	Fee	100.0%		Acquired 2004	89.4%	454,787	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, Guess, H&M, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour
35.	Merrimack Premium Outlets	NH	Merrimack	Fee	100.0%		Built 2012	97.8%	408,891

Ann Taylor, Banana Republic, Barbour, Bloomingdale's The Outlet Store, Brooks Brothers, Calvin Klein, Coach, J.Crew, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Tory Burch, Under Armour, Vineyard Vines

36.	Napa Premium Outlets	CA	Napa	Fee	100.0%		Acquired 2004	90.5%	179,427	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger
37.	Norfolk Premium Outlets	VA	Norfolk	Fee	65.0	% (4)	Built 2017	89.0%	332,281

A/X Armani Exchange, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, H&M, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Puma, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

38.	North Bend Premium Outlets	WA	North Bend (Seattle)	Fee	100.0%		Acquired 2004	78.1%	215,272	Banana Republic, Coach, Gap Outlet, Levi's, Kate Spade New York, Michael Kors, Nike, Skechers, Under Armour
39.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%		Acquired 2004	93.3%	540,752

Ann Taylor, Armani Outlet, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Pottery Barn, The North Face, Tommy Hilfiger, Tory Burch, West Elm, Williams-Sonoma

40.	Orlando International Premium Outlets	FL	Orlando	Fee	100.0%		Acquired 2010	96.2%	773,527

Adidas, Armani Outlet, Calvin Klein, Carhartt, Coach, Columbia Sportswear, H&M,  J.Crew, Karl Lagerfeld, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, St. John, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

41.	Orlando Vineland Premium Outlets	FL	Orlando	Fee	100.0%		Acquired 2004	99.8%	656,784

Adidas, All Saints, Armani Outlet, Bally, Bottega Veneta, Brunello Cucinelli, Burberry, Calvin Klein, Carolina Herrera, Coach, Ermenegildo Zegna, Jimmy Choo, Kate Spade New York, Lacoste, Lululemon, Michael Kors, Nike, Prada, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, TAG Heuer, The North Face, Tod's, Tommy Hilfiger, Tory Burch, Under Armour, Versace

42.	Petaluma Village Premium Outlets	CA	Petaluma (San Francisco)	Fee	100.0%		Acquired 2004	83.6%	201,656	Adidas, Banana Republic, Brooks Brothers, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger
43.	Philadelphia Premium Outlets	PA	Limerick (Philadelphia)	Fee	100.0%		Built 2007	93.6%	549,155

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, H&M, J.Crew, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, RH Outlet, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

44.	Phoenix Premium Outlets	AZ	Chandler (Phoenix)	Ground Lease (2077)	100.0%		Built 2013	96.0%	356,508

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Factory Store, Guess, Kate Spade New York, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Bahama, Tommy Hilfiger, Tumi, Under Armour

45.	Pismo Beach Premium Outlets	CA	Pismo Beach	Fee	100.0%		Acquired 2010	89.3%	147,603	Calvin Klein, Coach, Guess, Kate Spade New York, Levi's, Nike, Polo Ralph Lauren, Skechers, Tommy Hilfiger
46.	Pleasant Prairie Premium Outlets	WI	Pleasant Prairie (Chicago, IL/ Milwaukee)	Fee	100.0%		Acquired 2010	88.9%	402,411

Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, Kate Spade New York, J.Crew, Lacoste, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

47.	Puerto Rico Premium Outlets	PR	Barceloneta	Fee	100.0%		Acquired 2010	97.1%	349,884	Adidas, Calvin Klein, Coach, Gap Outlet, Invicta, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Puma, Tommy Hilfiger

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
48.	Queenstown Premium Outlets	MD	Queenstown (Baltimore)	Fee	100.0%		Acquired 2010	90.2%	289,695

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, St. John, Tommy Bahama, Under Armour

49.	Rio Grande Valley Premium Outlets	TX	Mercedes (McAllen)	Fee	100.0%		Built 2006	87.0%	603,929

Adidas, Ann Taylor, Armani Outlet, A/X Armani Exchange, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, H&M, Kate Spade New York, Levi's, Michael Kors, Nike, Pandora, Polo Ralph Lauren, Tommy Hilfiger, Under Armour

50.	Round Rock Premium Outlets	TX	Round Rock (Austin)	Fee	100.0%		Built 2006	97.2%	498,398

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Duluth Trading Company, Gap Outlet, J.Crew, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour, Embassy Suites (15) (6), (16)

51.	San Francisco Premium Outlets	CA	Livermore (San Francisco)	Fee and Ground Lease (2026) (9)	100.0%		Built 2012	97.3%	696,898

All Saints, Arc'teryx, A/X Armani Exchange, Bloomingdale's The Outlet Store, Bottega Veneta, Brunello Cucinelli, Burberry, CH Carolina Herrera, Coach, Ermenegildo Zegna, Etro, Furla, Gucci, H&M, Jimmy Choo, John Varvatos, Kate Spade New York, Lacoste, Longchamp, MaxMara, Michael Kors, Nike, Polo Ralph Lauren, Prada, Roger Vivier, Saks Fifth Avenue Off 5th, Sandro & Maje, Salvatore Ferragamo, Stuart Weitzman, The North Face, Tod's, Tory Burch, Under Armour, Versace, Zadig et Voltaire

52.	San Marcos Premium Outlets	TX	San Marcos (Austin/ San Antonio)	Fee	100.0%		Acquired 2010	95.4%	735,135

Armani Outlet, Banana Republic, Burberry, CH Carolina Herrera, Gucci, J. Crew, Jimmy Choo, Kate Spade New York, Lacoste, Lululemon, Neiman Marcus Last Call, Marc Jacobs, Michael Kors, Pandora, Polo Ralph Lauren, Pottery Barn, Prada, RH Outlet, Saint Laurent Paris, Salvatore Ferragamo, Stuart Weitzman, The North Face, Tommy Bahama, Tory Burch, Versace, Vineyard Vines

53.	Seattle Premium Outlets	WA	Tulalip (Seattle)	Ground Lease (2079)	100.0%		Built 2005	95.3%	554,515

Adidas, Ann Taylor, Arc'teryx, Armani Outlet, Banana Republic, Burberry, Calvin Klein, Coach, Columbia Sportswear, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Stuart Weitzman, The North Face, Tommy Bahama, Tommy Hilfiger, Tory Burch, Under Armour

54.	Silver Sands Premium Outlets	FL	Destin	Fee	50.0	% (4)	Acquired 2012	91.4%	451,004

Adidas, Banana Republic, Brooks Brothers, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Puma, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Tory Burch, Under Armour, Vera Bradley

55.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonville)	Fee	100.0%		Acquired 2004	96.6%	327,713

Adidas,  Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet,  J.Crew, Kate Spade New York, Lucky Brand, Nike, Polo Ralph Lauren, Puma, St. John, Tommy Hilfiger, Under Armour

56.	St. Louis Premium Outlets	MO	St. Louis (Chesterfield)	Fee	60.0	% (4)	Built 2013	93.4%	351,424	Adidas, Ann Taylor, Brooks Brothers, Coach, Gap Outlet, H&M, J. Crew, Kate Spade New York, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Puma, Tommy Hilfiger, Ugg, Under Armour, Vera Bradley
57.	Tampa Premium Outlets	FL	Lutz (Tampa)	Fee	100.0%		Built 2015	99.4%	459,687

Adidas, A/X Armani Outlet, Banana Republic, BJ's Restaurant and Brewhouse, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J. Crew, Kate Spade New York, Lucky Brand, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Puma, Saks 5th Avenue Off 5th, Tommy Hilfiger, Tumi, Under Armour

58.	Tanger Outlets - Columbus (1)	OH	Sunbury (Columbus)	Fee	50.0	% (4)	Built 2016	95.0%	355,243	Banana Republic, Brooks Brothers, Coach, Kate Spade New York, Nike, Polo Ralph Lauren, Under Armour
59.	Tanger Outlets - Galveston/Houston (1)	TX	Texas City	Fee	50.0	% (4)	Built 2012	90.2%	352,705	Banana Republic, Brooks Brothers, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Tommy Hilfiger
60.	The Crossings Premium Outlets	PA	Tannersville	Fee and Ground Lease (2029) (7)	100.0%		Acquired 2004	98.6%	411,925

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Johnny Rockets, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour, Vera Bradley

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
61.	Tucson Premium Outlets	AZ	Marana (Tucson)	Fee	100.0%		Built 2015	76.8%	363,470

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, Johnny Rockets, Levi’s, Michael Kors, Nike, Polo Ralph Lauren, Saks 5th Avenue Off 5th, Skechers, Tommy Hilfiger, Under Armour

62.	Twin Cities Premium Outlets	MN	Eagan	Fee	35.0	% (4)	Built 2014	88.7%	408,976

Adidas, Ann Taylor, Armani Outlet, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J. Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Talbots,  Under Armour

63.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%		Acquired 2004	90.9%	447,255

Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Skechers, The North Face, Tommy Hilfiger, Under Armour, West Elm Outlet

64.	Waikele Premium Outlets	HI	Waipahu (Honolulu)	Fee	100.0%		Acquired 2004	97.0%	219,485	Adidas, Armani Outlet, Calvin Klein, Coach, Furla, Kate Spade New York, Michael Kors, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Swarovski, Tommy Hilfiger, Tory Burch
65.	Waterloo Premium Outlets	NY	Waterloo	Fee	100.0%		Acquired 2004	74.4%	421,862

American Eagle Outfitters, Banana Republic, Brooks Brothers, Calvin Klein, Chico’s, Coach, Columbia Sportswear, H&M, J.Crew, Kate Spade New York, Levi's, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Under Armour

66.	Williamsburg Premium Outlets	VA	Williamsburg	Fee	100.0%		Acquired 2010	91.6%	518,979

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, J.Crew, Kate Spade New York, Levi's, Loft Outlet, Michael Kors, New Balance, Nike, Pandora, Polo Ralph Lauren, Puma, The North Face, Timberland, Tommy Bahama, Tommy Hilfiger, Under Armour, Vera Bradley, Vineyard Vines

67.	Woodburn Premium Outlets	OR	Woodburn (Portland)	Fee	100.0%		Acquired 2013	91.7%	389,511	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, Levi's, Michael Kors, Nike, The North Face, Polo Ralph Lauren, Tommy Hilfiger, Tory Burch, Under Armour
68.	Woodbury Common Premium Outlets	NY	Central Valley (New York)	Fee	100.0%		Acquired 2004	98.0%	910,991

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

69.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%		Acquired 2004	98.7%	672,872

Adidas, All Saints, Armani Outlet, Banana Republic, Bloomingdale's The Outlet Store, Brooks Brothers, Burberry, Calvin Klein, Coach, David Yurman, Gucci, Karl Lagerfeld, Kate Spade New York, Lacoste, Lululemon, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Prada, Puma, RH Outlet, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Theory, Tommy Hilfiger, Tory Burch, Under Armour, Vineyard Vines

	Total U.S. Premium Outlets GLA								30,435,380

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
	The Mills
1.	Arizona Mills	AZ	Tempe (Phoenix)	Fee	100.0%		Acquired 2007	90.7%	1,223,952	Marshalls, Burlington, Ross, Harkins Cinemas & IMAX, Sea Life Center, Conn's, Legoland, Forever 21, dd's Discounts (6), Going, Going, Gone by Dick's Sporting Goods, Rainforest Café
2.	Arundel Mills	MD	Hanover (Baltimore)	Fee	59.3	% (4)	Acquired 2007	99.8%	1,929,935

Bass Pro Shops Outdoor World, Burlington, Dave & Buster's, Medieval Times, Saks Fifth Avenue Off 5th, Off Broadway Shoe Warehouse, T.J. Maxx, Cinemark Egyptian 24 Theatres, Maryland Live! Casino, Forever 21, Ulta, Live! Hotel (14), Sun & Ski

3.	Colorado Mills	CO	Lakewood (Denver)	Fee	37.5	% (4)	Acquired 2007	93.3%	1,416,677

Forever 21, Off Broadway Shoe Warehouse, Super Target, United Artists Theatre, Burlington, H&M, Dick's Sporting Goods, Rodz & Bodz Museum Movie Cars & More, Slick City Action Park (6), Springhill Suites (15)

4.	Concord Mills	NC	Concord (Charlotte)	Fee	59.3	% (4)	Acquired 2007	99.0%	1,334,473	Bass Pro Shops Outdoor World, Burlington, Dave & Buster's, Nike Factory Store, Off Broadway Shoes, AMC Theatres, Best Buy, Forever 21, Sea Life Center, H&M, Dick's Sporting Goods
5.	Grapevine Mills	TX	Grapevine (Dallas)	Fee	59.3	% (4)	Acquired 2007	99.1%	1,781,299

Burlington, Marshalls, Saks Fifth Avenue Off 5th, AMC Theatres, Sun & Ski Sports, Neiman Marcus Last Call, Legoland Discovery Center, Sea Life Center, Ross, H&M, Round 1 Entertainment, Fieldhouse USA, Rainforest Café, Meow Wolf (6), Macy's Backstage (6), Springhill Suites (15), Hyatt Place (15), Hawthorn (15)

6.	Great Mall	CA	Milpitas (San Jose)	Fee and Ground Lease (2049) (7)	100.0%		Acquired 2007	97.8%	1,368,827

Camille La Vie, Kohl's, Dave & Buster's, Burlington, Marshalls, Saks Fifth Avenue Off 5th, Nike Factory Store, Century Theatres, Bed Bath & Beyond (13), Dick's Sporting Goods, Legoland Discovery Center

7.	Gurnee Mills	IL	Gurnee (Chicago)	Fee	100.0%		Acquired 2007	95.7%	1,802,880

Bass Pro Shops Outdoor World, Bed Bath & Beyond/Buy Buy Baby, Burlington, Kohl's, Marshalls Home Goods, Marcus Cinemas, Value City Furniture, Off Broadway Shoe Warehouse, Macy's, Floor & Decor, Dick's Sporting Goods, Rainforest Café, The Room Place, 2nd and Charles, Hobby Lobby (6)

8.	Katy Mills	TX	Katy (Houston)	Fee	62.5	% (4) (2)	Acquired 2007	92.3%	1,786,507	Bass Pro Shops Outdoor World, Books-A-Million, Burlington, Marshalls, Saks Fifth Avenue Off 5th, Sun & Ski Sports, AMC Theatres, Tilt, Ross, H&M, RH Outlet, Rainforest Café
9.	Mills at Jersey Gardens, The	NJ	Elizabeth	Fee	100.0%		Acquired 2015	100.0%	1,296,113

Burlington, Cohoes, Forever 21, AMC Theatres, Marshalls, Nike Factory Store, Saks 5th Avenue Off 5th, H&M, Tommy Hilfiger, Bloomingdale's Outlet, Residence Inn (15), Courtyard by Marriott (15), Embassy Suites (15), Country Inn & Suites (15)

10.	Ontario Mills	CA	Ontario (Riverside)	Fee	50.0	% (4)	Acquired 2007	99.9%	1,421,863

Burlington, Nike Factory Store, Marshalls, Saks Fifth Avenue Off 5th, Nordstrom Rack, Dave & Buster's, Camille La Vie, Sam Ash Music, AMC Theatres, Forever 21, Uniqlo, Skechers Superstore, Rainforest Café, Aki Home

11.	Opry Mills	TN	Nashville	Fee	100.0%		Acquired 2007	98%	1,177,549	Regal Cinema & IMAX, Dave & Buster's, Sun & Ski, Bass Pro Shops Outdoor World, Forever 21, H&M, Madame Tussauds, Rainforest Café, Aquarium Restaurant
12.	Outlets at Orange, The	CA	Orange (Los Angeles)	Fee	100.0%		Acquired 2007	99.8%	866,975	Dave & Buster’s, Vans Skatepark, Saks Fifth Avenue Off 5th, AMC Theatres, Neiman Marcus Last Call, Nordstrom Rack, Bloomingdale's the Outlet Store, Guitar Center, Nike Factory Store
13.	Potomac Mills	VA	Woodbridge (Washington, DC)	Fee	100.0%		Acquired 2007	99.8%	1,555,876	Marshalls, T.J. Maxx, JCPenney, Burlington, Nordstrom Rack, Saks Fifth Avenue Off 5th Outlet, Costco Warehouse, AMC Theatres, Bloomingdale's Outlet, Buy Buy Baby/and That!, Round 1
14.	Sawgrass Mills	FL	Sunrise (Miami)	Fee	100.0%		Acquired 2007	97.2%	2,327,642

Bed Bath & Beyond, BrandsMart USA, Burlington, Marshalls, Neiman Marcus Last Call, Nordstrom Rack, Saks Fifth Avenue Off 5th, Super Target, T.J. Maxx, Regal Cinema, Bloomingdale's Outlet, Dick's Sporting Goods, Primark, AC Hotel by Marriott

	Total Mills Properties GLA								21,290,568

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)		Total GLA		Selected Tenants
	Lifestyle Centers
1.	ABQ Uptown	NM	Albuquerque	Fee	100.0%		Acquired 2011	99.3%		228,563		Anthropologie, Apple, Pottery Barn
2.	Hamilton Town Center	IN	Noblesville (Indianapolis)	Fee	50.0	% (4)	Built 2008	94.7%		675,141		JCPenney, Dick's Sporting Goods, Bed Bath & Beyond, DSW, Emagine Noblesville, Total Wine & More (6), BJ's Wholesale (6)
3.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1	% (4)	Acquired 1999	78.7%		860,222		Marshalls, Target, Kohl's, Best Buy, Staples, AMC Theatres, Nordstrom Rack, Off Broadway Shoes, Sky Zone, Total Wine & More
4.	Northgate Station	WA	Seattle	Fee	100.0%		Redeveloped 2021	-	(17)	416,236	(17)	Kraken Community Iceplex, Barnes & Noble, Bed Bath & Beyond, Nordstrom Rack
5.	Pier Park	FL	Panama City Beach	Fee	65.6	% (4)	Built 2008	95.9%		948,329		Dillard's, JCPenney, Target, Grand Theatres, Ron Jon Surf Shop, Margaritaville, Marshalls, Dave & Buster's, Skywheel
6.	University Park Village	TX	Fort Worth	Fee	100.0%		Acquired 2015	98.2%		170,016		Anthropologie, Apple, Pottery Barn
	Total Lifestyle Centers GLA									3,298,507

	Other Properties
1 - 13.	Other Properties									9,423,545
14 - 15.	TMLP						Acquired 2007			2,782,207
	Total Other GLA									12,205,752	(18)
	Total U.S. Properties GLA									175,301,121

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
	Domestic Taubman
1.	Beverly Center	CA	Los Angeles	Ground Lease (2054)	80.0	% (4)	Acquired 2020	91.9%	779,000	Bloomingdale's, Macy's
2.	Cherry Creek Shopping Center	CO	Denver	Ground Lease (2083)	40.0	% (4)	Acquired 2020	97.1%	1,037,000	Macy's, Neiman Marcus, Nordstrom
3.	City Creek Center	UT	Salt Lake City	Ground Lease (2082)	80.0	% (4)	Acquired 2020	99.8%	623,000	Macy's, Nordstrom
4.	Country Club Plaza	MO	Kansas City	Fee	40.0	% (4)	Acquired 2020	81.6%	965,000	Barnes & Noble, Brio Italian, Banana Republic
5.	Dolphin Mall	FL	Miami	Fee	80.0	% (4)	Acquired 2020	99.1%	1,436,000	Bass Pro Shops, Cobb Theatres, Burlington, Dave & Busters
6.	Fair Oaks Mall	VA	Fairfax	Fee	40.0	% (4)	Acquired 2020	90.4%	1,559,000	JC Penney, Macy's (8), Dicks Sporting Goods
7.	Gardens Mall, The	FL	Palm Beach Gardens	Fee	38.8	% (4)	Acquired 2020	92.6%	1,383,000	Bloomingdale's, Macy's, Nordstrom, Saks Fifth Avenue, Sears
8.	Gardens on El Paseo, The	CA	Palm Desert	Fee	80.0	% (4)	Acquired 2020	98.9%	237,000	Saks Fifth Avenue
9.	Great Lakes Crossing Outlets	MI	Auburn Hills	Fee	80.0	% (4)	Acquired 2020	93.6%	1,356,000	AMC Theatre, Bass Pro Shops, Burlington, Round 1, Nordstrom Rack
10.	International Market Place	HI	Waikiki (Honolulu)	Ground Lease (2091)	74.8	% (4)	Acquired 2020	88.3%	340,000	Saks Fifth Avenue
11.	International Plaza	FL	Tampa	Ground Lease (2080)	40.1	% (4)	Acquired 2020	97.8%	1,178,000	Dillard's, Neiman Marcus, Nordstrom, LifeTime Fitness
12.	Mall at Green Hills, The	TN	Nashville	Fee	80.0	% (4)	Acquired 2020	93.3%	1,034,000	Dillard's, Macy's, Nordstrom
13.	Mall at Millenia, The	FL	Orlando	Fee	40.0	% (4)	Acquired 2020	95%	1,114,000	Bloomingdale's, Macy's, Neiman Marcus
14.	Mall at Short Hills, The	NJ	Short Hills	Fee	80.0	% (4)	Acquired 2020	98.2%	1,408,000	Bloomingdale's, Macy's, Neiman Marcus, Nordstrom, Industrious
15.	Mall at University Town Center, The	FL	Sarasota	Fee	40.0	% (4)	Acquired 2020	98.8%	866,000	Dillard's, Macy's, Saks Fifth Avenue
16.	Mall of San Juan, The	PR	San Juan	Fee	76.0	% (4)	Acquired 2020	89.4%	626,000	H&M, Zara, Pottery Barn, Urban Outfitters, Anthropologie
17.	Sunvalley	CA	Concord	Ground Lease (2061)	40.0	% (4)	Acquired 2020	97.9%	1,324,000	JC Penney, Macy's (8), Sears
18.	Twelve Oaks Mall	MI	Novi	Fee	80.0	% (4)	Acquired 2020	95.3%	1,522,000	JC Penney, Macy's, Nordstrom
19.	Waterside Shops	FL	Naples	Fee	40.0	% (4)	Acquired 2020	94.3%	336,000	Saks Fifth Avenue
20.	Westfarms	CT	West Hartford	Fee	63.2	% (4)	Acquired 2020	94.6%	1,266,000	JC Penney, Macy's (8), Nordstrom
	Total Domestic Taubman Properties GLA								20,389,000

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

United States Lease Expirations

The following table summarizes lease expiration data for our U.S. malls and Premium Outlets, including Puerto Rico, as of December 31, 2021. The data presented does not consider the impact of renewal options that may be contained in leases and excludes data related to TRG.

U.S. MALLS AND PREMIUM OUTLETS LEASE EXPIRATIONS (1)

			Avg. Base	Percentage of Gross
	Number of		Minimum Rent	Annual Rental
Year	Leases Expiring	Square Feet	PSF at 12/31/2021	Revenues (2)
Inline Stores and Freestanding
Month to Month Leases	555	1,782,236	$55.85	1.9%
2022	2,832	10,341,505	$50.49	9.6%
2023	2,744	10,870,312	$57.33	10.4%
2024	2,545	10,148,796	$54.59	10.5%
2025	1,559	6,342,247	$62.44	7.5%
2026	1,506	5,711,401	$57.12	6.1%
2027	941	3,996,411	$60.60	4.6%
2028	749	3,388,618	$63.78	4.1%
2029	735	3,151,125	$66.89	3.8%
2030	457	2,159,987	$67.28	2.6%
2031	294	1,600,032	$56.87	1.6%
2032 and Thereafter	467	2,158,120	$46.69	2.0%
Specialty Leasing Agreements w/ terms in excess of 12 months	2,597	6,874,720	$17.91	2.3%
Anchors
Month to Month Leases	1	138,409	$1.18	0.0%
2022	2	338,166	$4.98	0.0%
2023	16	2,110,674	$4.76	0.2%
2024	16	1,465,287	$8.10	0.2%
2025	17	1,676,634	$6.70	0.2%
2026	16	1,702,455	$5.01	0.2%
2027	12	1,682,163	$3.93	0.1%
2028	6	622,099	$7.12	0.1%
2029	5	556,306	$4.51	0.0%
2030	7	754,336	$8.54	0.1%
2031	5	427,004	$12.18	0.0%
2032 and Thereafter	22	2,323,486	$13.48	0.6%
(1)	Does not consider the impact of renewal options that may be contained in leases.
(2)	Annual rental revenues represent domestic 2021 consolidated and joint venture combined base rental revenue.

International Properties

Our ownership interests in properties outside the United States are primarily owned through joint venture arrangements.  With the exception of our Premium Outlets in Canada, all of our international properties are managed by related parties.

European Investments

At December 31, 2021, we owned 63,924,148 shares, or approximately 22.4%, of Klépierre, which had a quoted market price of $23.65 per share. Klépierre is a publicly traded, Paris-based real estate company, which owns, or has an interest in shopping centers located in 14 countries.

As of December 31, 2021, we had a controlling interest in a European investee with interests in 11 Designer Outlet properties. Ten of the outlet properties are located in Europe and one outlet property is located in Canada. Of the ten properties in Europe, two are in Italy, two are in the Netherlands, two are in the United Kingdom, and one each is in Austria, France, Germany, and Spain. As of December 31, 2021, our legal percentage ownership interests in these entities ranged from 23% to 94%.

We own a 14.6% interest in Value Retail PLC and affiliated entities, which own and operate nine luxury outlets throughout Europe. We also have a minority direct ownership in three of those outlets.

Other International Investments

We hold a 40% interest in nine operating joint venture properties in Japan, a 50% interest in five operating joint venture properties in South Korea, a 50% interest in two operating joint venture properties in Mexico, a 50% interest in two operating joint venture properties in Malaysia, a 50% interest in one operating joint venture in Thailand, and a 50% interest in three Premium Outlet operating joint venture properties in Canada. The nine Japanese Premium Outlets operate in various cities throughout Japan and comprise over 3.6 million square feet of GLA and were 99.8% leased as of December 31, 2021.

Our investment in TRG includes an interest in four operating joint venture properties located outside of the U.S.; two located in the People’s Republic of China and two located in South Korea. Our effective ownership in these centers, through our investment in TRG, ranges from 13.7% to 39.2%.

The following property tables summarize certain data for our international properties as of December 31, 2021 and do not include our equity investments in Klépierre, or our investment in Value Retail PLC and affiliated entities.

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective		Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	Year Built	Leasable Area (1)	Selected Tenants
	INTERNATIONAL PREMIUM OUTLETS
	JAPAN
1.	Ami Premium Outlets	Ami (Tokyo)	Fee	40.0%	2009	315,000	Adidas, Beams, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Polo Ralph Lauren, Puma, TaylorMade, Tommy Hilfiger
2.	Gotemba Premium Outlets	Gotemba City (Tokyo)	Fee	40.0%	2000	659,500

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

4.	Rinku Premium Outlets	Izumisano (Osaka)	Ground Lease (2031)	40.0%	2000	512,500

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective		Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	Year Built	Leasable Area (1)	Selected Tenants
	MEXICO
10.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%	2004	333,000	Adidas, Calvin Klein, CH Carolina Herrera, Coach, Dolce & Gabbana, Kate Spade New York, Nautica, Nike, Palacio Outlet, Salvatore Ferragamo, Zegna
11.	Premium Outlets Querétaro	Querétaro	Fee	50.0%	2019	274,800	Adidas, Adrianna Papell, Calvin Klein, Guess, Levi's, Nike, Tommy Hilfiger, True Religion, Under Armour
	Subtotal Mexico					607,800
	SOUTH KOREA
12.	Yeoju Premium Outlets	Yeoju (Seoul)	Fee	50.0%	2007	551,600	Adidas, Armani, Burberry, Chloe, Coach, Fendi, Gucci, Michael Kors, Nike, Polo Ralph Lauren, Prada, Salvatore Ferragamo, Tod's, Under Armour, Valentino, Vivienne Westwood
13.	Paju Premium Outlets	Paju (Seoul)	Ground Lease (2040)	50.0%	2011	558,900	Adidas, Armani, Bean Pole, Calvin Klein, Coach, Jill Stuart, Lanvin Collection, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Puma, Tory Burch, Under Armour, Vivienne Westwood
14.	Busan Premium Outlets	Busan	Fee	50.0%	2013	360,200	Adidas, Armani, Bean Pole, Calvin Klein, Coach, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger
15.	Siehung Premium Outlets	Siehung	Fee	50.0%	2017	444,400	Adidas, Armani, Bean Pole, Calvin Klein, Coach, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, The North Face, Under Armour
16.	Jeju Premium Outlets	Jeju Province	Ground Lease (2041)	50.0%	2021	92,000	Adidas, Arcteryx, Golden Goose, Guess, Hugo Boss, J. Lindeberg, Lacoste
	Subtotal South Korea					2,007,100
	MALAYSIA
17.	Johor Premium Outlets	Johor (Singapore)	Fee	50.0%	2011	309,400	Adidas, Armani, Calvin Klein, Coach, DKNY, Furla, Gucci, Guess, Michael Kors, Nike, Polo Ralph Lauren, Prada, Puma, Salvatore Ferragamo, Timberland, Tommy Hilfiger, Tory Burch, Zegna
18.	Genting Highlands Premium Outlets	Kuala Lumpur	Fee	50.0%	2017	277,500	Adidas, Coach, Furla, Kate Spade New York, Michael Kors, Nike, Padini, Polo Ralph Lauren, Puma
	Subtotal Malaysia					586,900
	THAILAND
19.	Siam Premium Outlets Bangkok	Bangkok	Fee	50.0%	2020	264,000	Adidas, Balenciage, Burberry, Calvin Klein, Coach, Furla, Kate Spade New York, Nike, Skechers, Under Armour
	Subtotal Thailand					264,000
	CANADA
20.	Toronto Premium Outlets	Toronto (Ontario)	Fee	50.0%	2013	504,900	Adidas, Armani, Burberry, Calvin Klein, Coach, Eddie Bauer, Gap, Gucci, Guess, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue, Tommy Hilfiger, Tory Burch, Under Armour
21.	Premium Outlets Montreal	Montreal (Quebec)	Fee	50.0%	2014	367,400	Adidas, Calvin Klein, Coach, Gap, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, The North Face, Tommy Hilfiger, Under Armour
22.	Premium Outlet Collection Edmonton International Airport	Edmonton (Alberta)	Ground Lease (2072)	50.0%	2018	422,600	Adidas, Calvin Klein, Coach, Gap Factory, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
	Subtotal Canada					1,294,900
	TOTAL INTERNATIONAL PREMIUM OUTLETS					8,374,400

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective		Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	Year Built	Leasable Area (1)	Selected Tenants

	INTERNATIONAL DESIGNER OUTLETS
	AUSTRIA
1.	Parndorf Designer Outlet	Vienna	Fee	90.0%	2005	118,000	Adidas, Armani, Bally, Burberry, Calvin Klein, Coach, Dolce & Gabbana, Furla, Geox, Gucci, Guess, Michael Kors, Moncler, Nike, Polo Ralph Lauren, Porsche Design, Prada, Puma, Tommy Hilfiger, Zegna
	Subtotal Austria					118,000
	ITALY
2.	La Reggia Designer Outlet (2)	Marcianise (Naples)	Fee	90.0%	2010	344,000	Adidas, Armani, Calvin Klein, Coach, Guess, Liu Jo, Michael Kors, Nike, Pinko, Polo Ralph Lauren, Puma, Timberland, Tommy Hilfiger
					Phase 3 - 2021
3.	Noventa Di Piave Designer Outlet	Venice	Fee	90.0%	2008	353,000

Adidas, Armani, Bally, Bottega Veneta, Burberry, Calvin Klein, Coach, Dolce & Gabanna, Fendi, Furla, Gucci, Loro Piana, Michael Kors, Nike, Pinko, Polo Ralph Lauren, Prada, Salvatore Ferragamo, Sergio Rossi,Tommy Hilfiger, Valentino, Versace, Zegna

	Subtotal Italy					697,000
	NETHERLANDS
4.	Roermond Designer Outlet Phases 2 & 3	Roermond	Fee	90.0%	2005	173,000	Armani, Bally, Burberry, Calvin Klein, Coach, Furla, Gucci, Michael Kors, Moncler, Mulberry, Polo Ralph Lauren, Prada, Swarovski, Tod's, Tommy Hilfiger, UGG, Zegna
5.	Roermond Designer Outlet Phase 4	Roermond	Fee	46.1%	2017	125,000	Adidas, Karl Lagerfield, Liu Jo, Longchamp, Tag Heuer, Tom Tailor, Woolrich
6.	Designer Outlet Roosendaal	Roosendaal	Fee	94.0%	2017	247,500	Adidas, Calvin Klein, Esprit, Guess, Nike, Puma, S. Oliver, Tommy Hilfiger
	Subtotal Netherlands					545,500
	UNITED KINGDOM
7.	Ashford Designer Outlet	Kent	Fee	45.0%	2000	281,000	Adidas, Calvin Klein, Clarks, Fossil, French Connection, Gap, Guess, Kate Spade New York, Nike, Polo Ralph Lauren, Superdry, Tommy Hilfiger
8.	West Midlands Designer Outlet	Cannock (West Midlands)	Fee	23.2%	2021	197,000
	Subtotal England					478,000
	CANADA
9.	Vancouver Designer Outlets	Vancouver	Ground Lease (2072)	45.0%	2015	326,000	Adidas, Armani, Burberry, Calvin Klein, Coach, Gap, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
	Subtotal Canada					326,000
	GERMANY
10.	Ochtrup Designer Outlets	Ochtrup	Fee	70.5%	2016	191,500	Adidas, Calvin Klein, Guess, Lindt, Nike, Puma, Samsonite, Schiesser, Seidensticker, Steiff, Tom Tailor, Vero Moda
	Subtotal Germany					191,500
	FRANCE
11.	Provence Designer Outlet	Miramas	Fee	90.0%	2017	269,000	Armani, Calvin Klein, Guess, Michael Kors, Nike, Polo Ralph Lauren, Puma, Prada, Timberland, Tommy Hilfiger
	Subtotal France					269,000
	SPAIN
12.	Málaga Designer Outlet	Málaga	Fee	46.1%	2020	191,000	Adidas, Armani, Burberry, Calvin Klein, Furla, Guess, Polo Ralph Lauren, Prada, Tommy Hilfiger, Under Armour
	Subtotal Spain					191,000
	Total International Designer Outlets					2,816,000

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective	Year Built	Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	or Acquired	Leasable Area (1)	Selected Tenants

	International Taubman
	China
1.	CityOn.Xian	Xi'an	Ground Lease (2051)	20.0%	Acquired 2020	995,000	Wangfujing
2.	CityOn.Zhengzhou	Zhengzhou	Ground Lease (2051)	19.6%	Acquired 2020	919,000	G-Super, Wangfujing
	Subtotal China					1,914,000
	South Korea
3.	Starfield Anseong	Anseong	Fee	39.2%	Acquired 2020	1,068,000	Shinsegae, E-Mart Traders
4.	Starfield Hanam	Hanam	Fee	13.7%	Acquired 2020	1,709,000	Shinsegae, E-Mart Traders
	Subtotal South Korea					2,777,000
	Total International Taubman					4,691,000

FOOTNOTES:

(1)	All gross leasable area listed in square feet.
(2)	Property completed an expansion in 2021.
(3)	Property is undergoing an expansion.

Land

We have direct or indirect ownership interests in approximately 127 acres of land held in the United States and Canada for future development.

Sustainability

At Simon, we define and implement sustainability and Environmental, Social and Governance, or ESG, initiatives into all aspects of our business; from how we plan, develop, and operate our properties, to how we do business with our customers, engage with our communities, and create a healthy, safe, productive, and positive work environment for our employees. Our sustainability framework focuses on four key areas: Customers, Communities, Environment, and Employees.

The health and safety of all who work in and visit our properties has and continues to be our top priority, and beginning in 2020 and sustained through 2021, we enrolled and successfully achieved the International WELL Building Institute’s (WELL) third party verified WELL Health-Safety Rating for Facility Operations and Management for over 200 properties in our portfolio. This rating was earned primarily as a result of our emergency management program and the implementation of Simon’s rigorous COVID-19 exposure mitigation protocols. To learn more about our Health-Safety efforts and rating visit: www.simon.com/health.

Since 2003, we have measured our environmental impact and utilized sustainability to reduce this impact while achieving cost efficiencies in our operations by implementing a range of energy management practices. As a result, we have reduced our energy consumption every year since 2003. In this period, excluding new developments, we have reduced the energy usage over which we have direct control, by 540 million kWh, representing a 51% reduction across a portfolio of comparable properties. In recent years, we have ramped up these efforts, and from 2013-2020 have achieved an energy use reduction of 370 million kWh, representing a 41% reduction in a seven-year period, accounting for 69% of total reductions achieved since 2003.

Our reduction in greenhouse gas emissions resulting from our energy management efforts since 2003 is 384,962 metric tons of CO2e. This figure represents a reduction of 67% and includes emission streams scope 1 and scope 2. Enhanced efforts from 2013-2020 have resulted in emissions reduction of 199,886 metric tons of CO2e. This represents a 51% reduction in a seven-year period, accounting for 52% of total reductions achieved since 2003. Additional emission streams, such as scope 3 emissions generated from tenants’ plug-load consumption, are included in Simon’s annual sustainability report published in accordance with the guidelines of the Global Reporting Initiatives (GRI).

We are also focused on reducing our water usage and have a goal of reducing consumption by 20% from levels established in 2013 before 2025. While in 2020 we achieved a reduction of 25% in water use, this was primarily due to governmental restrictions which caused the temporary closure of our properties. Therefore, Simon is not comparing FY2020 water consumption against its 2025 target, and we will release our water consumption against the 20% reduction goal in 2022.

In 2020, due to governmental restrictions, many centers were closed temporarily. For this reason, our environmental impact during 2020 shows a steep decrease compared to other years. Our energy consumption decreased in this period by 27% and our carbon emissions from our properties decreased by 26%. We used 25% less water in 2020 compared to 2019 and collected 42% less solid waste. Since our assets were not open for approximately 13,500 shopping days during 2020, these reductions do not represent actual environmental improvements alone, but a combination of these and the many actions our management teams took to reduce operational expenditures during the closures. For this reason, the reductions from 2019 to 2020 should not be viewed as continuing on an annual basis.

In 2020, Simon announced new 2035 emissions targets approved by the Science Based Target Initiative (SBTi). Our commitment is to reduce scope 1 and scope 2 emissions by 68% (2019 baseline), and scope 3, including tenant emissions by 21% (2018 baseline). We are developing our “Roadmap to 2035” which will identify how we will plan to achieve our new science-based targets and that will detail all aspects of our business that will include a sustainability focus. Our complete “Low Carbon Transition Plan” will be published in the future. We also continue to align our climate-related risk disclosure with the recommendations made by the Task Force on Climate Related Financial Disclosures (TCFD), established by the Financial Stability Board (FSB).

Simon’s sustainability performance improved in 2021 and has been recognized by international organizations. In 2021, Simon again participated in CDP’s annual climate change questionnaire, and for the 2nd consecutive year received an A score, earning a prestigious place on CDP’s climate change ‘A List’ that represents results achieved by only 200 of the 13,000+ (<1.5%) reporting organizations globally. In 2021 Simon was once again awarded a Green Star ranking (2014-

2021) - the highest designation awarded for leadership in sustainability performance by the Global Real Estate Sustainability Benchmark (GRESB). Simon was also awarded 28 new Institute of Real Estate Management (IREM®) Certified Sustainable Property Certifications (IREM CSP) across our portfolio and renewed our certifications at the Shops at Crystals. The IREM CSP is a prestigious sustainability certification program that focuses on the role of exceptional real estate management in green building performance.  Finally, Simon was recognized for the first time as a “Best Places to Work for Disability Inclusion” by Disability: IN for our continued efforts in diversity and inclusion.

To learn more and access the latest report visit: investors.simon.com/sustainability.  The information in such report is not incorporated herein by reference and should not be considered part of this Annual Report on Form 10-K.

Mortgages and Unsecured Debt

The following table sets forth certain information regarding the mortgages encumbering our properties, and the properties held by our domestic and international joint venture arrangements, and also our unsecured corporate debt, excluding TRG. Substantially all of the mortgage and property related debt is nonrecourse to us.

Mortgage and Unsecured Debt

As of December 31, 2021

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
Consolidated Indebtedness:
Secured Indebtedness:
Arizona Mills	3.80%		$99,682		$5,582		09/01/26
Birch Run Premium Outlets	4.21%		123,000		5,249	(2)	02/06/26
Calhoun Outlet Marketplace	4.17%		17,552	(19)	1,139		06/01/26
Domain, The	3.09%		210,000		6,497	(2)	07/01/31
Ellenton Premium Outlets	4.30%		178,000		7,758	(2)	12/01/25
Empire Mall	4.31%		180,452		11,289		12/01/25
Florida Keys Outlet Marketplace	4.17%		17,000		718	(2)	12/01/25
Gaffney Outlet Marketplace	4.17%		28,352	(19)	1,839		06/01/26
Grove City Premium Outlets	4.31%		140,000		6,116	(2)	12/01/25
Gulfport Premium Outlets	4.35%		50,000		2,204	(2)	12/01/25
Gurnee Mills	3.99%		257,710		10,283	(2)	10/01/26
Hagerstown Premium Outlets	4.26%		71,901		4,546		02/06/26
La Reggia Designer Outlet Phases 1 & 2	2.53%	(25)	148,397	(30)	13,014		02/15/22
Lee Premium Outlets	4.17%		48,604	(19)	2,975		06/01/26
Noventa Di Piave Designer Outlet Phases 1, 2, 3, 4	1.90%		314,876	(30)	6,648	(2)	07/25/25
Ochtrup Designer Outlet	2.10%		56,715	(30)	2,586	(2)	06/30/26
Opry Mills	4.09%		375,000		15,558	(2)	07/01/26
Outlets at Orange, The	4.22%		215,000		9,192	(2)	04/01/24
Oxford Valley Mall	4.77%		32,783	(8)	3,429		03/06/21
Parndorf Designer Outlet	2.00%		208,273	(30)	4,066	(2)	07/04/29
Penn Square Mall	3.84%		310,000		12,076	(2)	01/01/26
Phipps Plaza Hotel	1.85%	(1)	25,000		470	(2)	10/25/26
Pismo Beach Premium Outlets	3.33%		32,975	(20)	1,953		09/06/26
Plaza Carolina	1.20%	(1)	225,000		2,782	(2)	07/27/23
Pleasant Prairie Premium Outlets	4.00%		145,000		5,873	(2)	09/01/27
Potomac Mills	3.46%		416,000		14,583	(2)	11/01/26
Provence Designer Outlet	1.60%	(28)	92,899	(30)	1,775	(2)	07/27/22	(3)
Puerto Rico Premium Outlets	1.20%	(1)	160,000		1,962	(2)	07/26/23
Queenstown Premium Outlets	3.33%		57,928	(20)	3,430		09/06/26
Roermond Designer Outlet	1.78%		260,891	(30)	4,974	(2)	03/31/22
Roosendaal Designer Outlets	1.75%	(24)	65,105	(30)	6,689		02/25/24	(3)
Shops at Chestnut Hill, The	4.69%		120,000		5,703	(2)	11/01/23
Southridge Mall	3.85%		112,087		4,342	(2)	06/06/23
Summit Mall	3.31%		85,000		2,856	(2)	10/01/26
Syosset Park	2.60%	(1)	48,854		1,271		05/12/26	(3)
University Park Village	3.85%		53,408		3,091		05/01/28
White Oaks Mall	2.98%	(1)	42,594		2,894		06/01/24	(3)
Williamsburg Premium Outlets	4.23%		185,000		7,932	(2)	02/06/26
Wolfchase Galleria	4.15%		155,152		6,522	(2)	11/01/26
Total Consolidated Secured Indebtedness			$5,366,190

Mortgage and Unsecured Debt

As of December 31, 2021

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
Unsecured Indebtedness:
Simon Property Group, L.P.
Global Commercial Paper - USD	0.22%	(16)	500,000		1,104	(2)	01/23/22
Revolving Credit Facility - USD	0.88%	(15)	125,000		1,100	(2)	06/30/25	(3)
Supplemental Credit Facility - USD	0.88%	(15)	1,050,000	(35)	9,240	(2)	01/31/27	(3)
Unsecured Notes - 22C	6.75%		600,000		40,500	(14)	02/01/40
Unsecured Notes - 25C	4.75%		550,000		26,125	(14)	03/15/42
Unsecured Notes - 27B	3.75%		600,000		22,500	(14)	02/01/24
Unsecured Notes - 28A	3.38%		900,000		30,375	(14)	10/01/24
Unsecured Notes - 28B	4.25%		400,000		17,000	(14)	10/01/44
Unsecured Notes - 29B	3.50%		1,100,000		38,500	(14)	09/01/25
Unsecured Notes - 30B	3.30%		800,000		26,400	(14)	01/15/26
Unsecured Notes - 31B	3.25%		750,000		24,375	(14)	11/30/26
Unsecured Notes - 31C	4.25%		550,000		23,375	(14)	11/30/46
Unsecured Notes - 32B	3.38%		750,000		25,313	(14)	06/15/27
Unsecured Notes - 33A	2.75%		600,000		16,500	(14)	06/01/23
Unsecured Notes - 33B	3.38%		750,000		25,313	(14)	12/01/27
Unsecured Notes - 34A	2.00%		1,000,000		20,000	(14)	09/13/24
Unsecured Notes - 34B	2.45%		1,250,000		30,625	(14)	09/13/29
Unsecured Notes - 34C	3.25%		1,250,000		40,625	(14)	09/13/49
Unsecured Notes - 35A	2.65%		750,000		19,875	(14)	07/15/30
Unsecured Notes - 35B	3.80%		750,000		28,500	(14)	07/15/50
Unsecured Notes - 36A	1.75%		800,000		14,000	(14)	02/01/28
Unsecured Notes - 36B	2.20%		700,000		15,400	(14)	02/01/31
Unsecured Notes - 37A	1.38%		550,000		7,563	(14)	01/15/27
Unsecured Notes - 37B	2.25%		700,000		15,750	(14)	01/15/32
Unsecured Notes - Euro 2	1.38%		850,731	(13)	11,698	(6)	11/18/22
Unsecured Notes - Euro 3	1.25%		567,156	(10)	7,089	(6)	05/13/25
Unsecured Notes - Euro 4	1.13%		850,731	(13)	9,571	(6)	03/19/33
Total Consolidated Unsecured Indebtedness			$20,043,618
Total Consolidated Indebtedness at Face Amounts			$25,409,808
Premium on Indebtedness			28,055
Discount on Indebtedness			(56,127)
Debt Issuance Costs			(124,159)
Other Debt Obligations			63,445	(18)
Total Consolidated Indebtedness			$25,321,022
Our Share of Consolidated Indebtedness			$25,148,756

Mortgage and Unsecured Debt

As of December 31, 2021

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
Joint Venture Indebtedness:
Secured Indebtedness:
Ami Premium Outlets	2.22%		$14,889	(26)	$13,252		09/25/23
Arundel Mills	4.29%		383,500		16,673	(2)	02/06/24
Ashford Designer Outlet	3.08%		135,121	(21)	4,062	(2)	02/22/22
Aventura Mall	4.12%		1,750,000		73,124	(2)	07/01/28
Avenues, The	3.60%		110,000		4,015	(2)	02/06/23
Briarwood Mall	3.29%		165,000		5,507	(2)	09/01/26
Busan Premium Outlets	3.04%		91,624	(17)	2,574	(2)	06/20/23
Cape Cod Mall	2.35%	(1)	52,000		1,223	(2)	07/30/26	(3)
Charlotte Premium Outlets	4.27%		100,000		4,278	(2)	07/01/28
Clarksburg Premium Outlets	3.95%		160,000		6,362	(2)	01/01/28
Coconut Point	3.95%		179,212		10,811		10/01/26
Colorado Mills - 1	4.28%		126,401		8,050		11/01/24
Colorado Mills - 2	2.80%		30,000		1,099	(2)	07/01/31
Concord Mills	3.84%		235,000		9,140	(2)	11/01/22
Crystal Mall	4.46%		83,086		4,742		06/06/22
Dadeland Mall	4.50%		385,000		27,439		01/05/27
Dadeland Mall Hotel	2.45%	(1)	27,134		665	(2)	07/01/24	(3)
Del Amo Fashion Center	3.66%		585,000		21,694	(2)	06/01/27
Domain Westin	4.12%		61,876		4,406		09/01/25
Dover Mall	5.57%		80,506		4,485	(2)	08/06/26
Emerald Square Mall	4.71%		99,568		4,615	(2)	08/11/22
Falls, The	3.45%		150,000		5,247	(2)	09/01/26
Fashion Centre at Pentagon City, The	3.04%	(1)	455,000		13,834	(2)	05/09/26	(3)
Fashion Valley	3.75%	(34)	415,000		15,563	(2)	02/01/26	(3)
Florida Mall, The	5.25%		296,071		25,172		03/05/22
Galleria, The	3.55%		1,200,000		43,189	(2)	03/01/25
Genting Highland Premium Outlets	3.97%	(7)	19,051	(9)	870	(2)	02/14/24
Gloucester Premium Outlets	1.60%	(1)	86,000		1,399	(2)	03/01/23	(3)
Gotemba Premium Outlets	0.16%		112,952	(26)	270	(2)	04/08/27
Grapevine Mills	3.83%		268,000		10,414	(2)	10/01/24
Hamilton Town Center	4.81%		74,613		5,286		04/01/22
Katy Mills	3.49%		140,000		4,954	(2)	12/06/22
Kobe-Sanda Premium Outlets	0.34%	(12)	7,821	(26)	28	(2)	01/31/23
Lehigh Valley Mall	4.06%		185,317		11,522		11/01/27
Liberty Tree Mall	3.41%		28,486		1,964		05/06/23
Malaga Designer Outlet	2.75%	(22)	67,246		2,166	(2)	02/09/23
Mall at Rockingham Park, The	4.04%		262,000		10,732	(2)	06/01/26
Mall at Tuttle Crossing, The	3.56%		114,814		4,056	(2)	05/01/23
Mall of New Hampshire, The	4.11%		150,000		6,248	(2)	07/01/25
Meadowood Mall	5.70%		107,841		8,592		12/01/26
Miami International Mall	4.42%		160,000		7,170	(2)	02/06/24
Northshore Mall	3.30%		222,911		14,717		07/05/23

Mortgage and Unsecured Debt

As of December 31, 2021

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
Ontario Mills	4.25%		280,247		20,976		03/05/22
Paju Premium Outlets	2.95%		59,680	(17)	4,340	(2)	07/13/24
Premium Outlet Collection Edmonton IA	1.73%	(4)	107,476	(5)	1,870	(2)	11/30/23
Premium Outlets Montréal	3.08%		94,498	(5)	2,703	(2)	06/01/24
Quaker Bridge Mall	4.50%		180,000		8,100	(2)	05/01/26
Querétaro Premium Outlets - Fixed	9.98%		21,227	(32)	2,119		12/20/33
Querétaro Premium Outlets - Variable	8.49%		4,070	(32)	346	(2)	06/30/23
Rinku Premium Outlets - Fixed	0.30%		51,263	(26)	155	(2)	07/31/27
Rinku Premium Outlets - Variable	0.34%	(12)	8,687	(26)	29	(2)	07/31/22
Roermond 4 Designer Outlet	1.30%	(23)	190,563	(30)	2,477	(2)	08/18/25
Roosevelt Field Hotel	3.20%	(1)	29,150		772	(2)	07/31/23	(3)
Sano Premium Outlets	0.28%		39,533	(26)	129	(2)	02/28/25
Sawgrass Mills Hotel	5.27%	(33)	28,501		1,502	(1)	06/07/24	(3)
Shisui Premium Outlets Phase 1	0.32%	(12)	24,329	(26)	258	(2)	05/31/23
Shisui Premium Outlets Phase 2	0.35%		43,443	(26)	150	(2)	04/08/25
Shisui Premium Outlets Phase 3	0.32%	(12)	22,591	(26)	72	(2)	11/30/23
Shops at Clearfork, The	2.81%	(27)	145,000		4,072	(2)	03/11/30
Shops at Crystals, The	3.74%		550,000		20,878	(2)	07/01/26
Shops at Mission Viejo, The	3.61%		295,000		10,797	(2)	02/01/23
Siam Premium Outlets Bangkok	3.95%		73,305	(11)	2,152	(2)	06/05/31
Siheung Premium Outlets	2.51%		126,086	(17)	3,625	(2)	03/15/24
Silver Sands Premium Outlets	3.93%		100,000		2,940	(2)	06/01/22
Smith Haven Mall	3.10%	(1)	171,750		5,392	(2)	03/31/24	(3)
Solomon Pond Mall	4.01%		91,178		5,833		11/01/22
Southdale Hotel	2.10%	(1)	17,000		431	(2)	06/01/22
Southdale Residential	4.46%		37,160		2,525		10/15/35
Springfield Mall	4.45%		57,949		4,171		10/06/25
Square One Mall	5.47%		84,177		4,701	(2)	01/06/27
St. Johns Town Center	3.82%		350,000		13,552	(2)	09/11/24
St. Louis Premium Outlets	4.06%		91,459		5,478		10/06/24
Stoneridge Shopping Center	3.50%		330,000		11,550	(2)	09/05/26
Tanger Outlets Columbus	1.95%	(1)	71,000		1,502	(2)	11/28/22	(3)
Tanger Outlets - Galveston/Houston	1.95%	(1)	64,500		1,385	(2)	07/01/23	(3)
Toki Premium Outlets - Fixed	0.21%		23,025	(26)	52	(2)	11/30/24
Toki Premium Outlets - Variable	0.29%	(12)	3,041	(26)	3,041	(2)	11/30/24
Toronto Premium Outlets	3.11%		133,871	(5)	4,158	(2)	06/01/22
Toronto Premium Outlets II	1.63%	(4)	92,729	(5)	1,509	(2)	05/24/22
Tosu Premium Outlets	0.20%	(12)	53,870	(26)	169	(2)	10/31/26
Twin Cities Premium Outlets	4.32%		115,000		5,037	(2)	11/06/24
Vancouver Designer Outlet	1.98%	(4)	127,104	(5)	2,388	(2)	02/18/23	(3)
West Midlands Designer Outlets	3.91%		81,632	(16)	3,193	(1)	02/27/23
West Town Mall	4.37%		203,199		12,844		07/01/22
Westchester, The	3.25%		400,000		13,181	(2)	02/01/30
Woodfield Mall	4.50%		389,507		26,137		03/05/24

Mortgage and Unsecured Debt

As of December 31, 2021

(Dollars in thousands)

	Interest	Face		Annual Debt	Maturity
Property Name	Rate	Amount		Service (1)	Date
Yeoju Premium Outlets	2.95%	56,316	(17)	1,953 (2)	09/28/24
Total Joint Venture Secured Indebtedness at Face Value		14,898,156
TMLP Indebtedness at Face Value		363,137	(29)
Total Joint Venture and TMLP Indebtedness at Face Value		15,261,293
Debt Issuance Costs		(37,583)
Total Joint Venture Indebtedness		$15,223,710
Our Share of Joint Venture Indebtedness		$6,994,873	(31)
(1)	Variable rate loans based on one-month (1M) LIBOR plus interest rate spreads ranging from 110 bps to 324 bps. 1M LIBOR as of December 31, 2021 was 0.10%.
(2)	Requires monthly payment of interest only.
(3)	Includes applicable extension available at the Applicable Borrower's option.
(4)	Variable rate loans based on 1M CDOR plus interest rate spreads ranging from 120 bps to 155 bps. 1M CDOR at December 31, 2021 was 0.45%.
(5)	Amount shown in USD equivalent. CAD equivalent is 705.6 million.
(6)	Requires annual payment of interest only.
(7)	Variable rate loans based on Cost of Fund plus interest rate spreads of 175 bps. Cost of Fund as of December 31, 2021 was 2.22%.
(8)	Mortgage is outstanding as of 12/31/2021, the single purpose entity borrower and the lender are currently working together to extend the maturity date of this non-recourse loan.
(9)	Amount shown in USD equivalent. Ringgit equivalent is 79.4 million.
(10)	Amount shown in USD equivalent. Euro equivalent is 500.0 million.
(11)	Amount shown in USD equivalent. Baht equivalent is 2.4 billion.
(12)	Variable rate loans based on six-month (6M) TIBOR plus interest rate spreads ranging from 15 bps to 35 bps. As of December 31, 2021, 6M TIBOR was 0.14%.
(13)	Amount shown in USD equivalent. Euro equivalent is 750.0 million.
(14)	Requires semi-annual payments of interest only.
(15)	Credit Facilities. As of December 31, 2021, the Credit Facilities bear interest at a SOFR index subject to a 10bps adjustment plus 72.5 bps credit spread. The Credit Facilities provide for different pricing based upon our investment grade rating. As of December 31, 2021, $5.8 billion was available after outstanding borrowings and letters of credit under our Credit Facilities.
(16)	Reflects the weighted average maturity date and weighted average interest rate of all outstanding tranches of commercial paper at December 31, 2021.
(17)	Amount shown in USD equivalent. Won equivalent is 397.0 billion.
(18)	City of Sunrise Bond Liability (Sawgrass Mills).
(19)	Loans secured by these three properties are cross-collateralized and cross-defaulted.
(20)	Loans secured by these two properties are cross-collateralized and cross-defaulted.
(21)	Amount shown in USD equivalent. GBP equivalent is 100.0 million.
(22)	Variable rate loan based on three-month (3M) EURIBOR, which is subject to a floor of 0.00%, plus an interest rate spread of 275 bps.

Mortgage and Unsecured Debt

As of December 31, 2021

(Dollars in thousands)

(23)	Variable rate loan based on 3M EURIBOR plus an interest rate spread of 130 bps. Through an interest rate floor agreement, 3M EURIBOR is currently fixed at 0.00%. Also, 3M EURIBOR is capped at 1.30%.
(24)	Variable rate loan based on 3M EURIBOR, which is subject to a floor of 0.00%, plus an interest rate spread of 175 bps.
(25)	Variable rate loan based on 3M EURIBOR plus an interest rate spread from 250 bps to 275 bps. Through an interest rate floor agreement, 3M EURIBOR is currently fixed at 0.00%.
(26)	Amount shown in USD equivalent. Yen equivalent is 46.7 billion
(27)	Associated with this loan is an interest rate swap agreement that effectively fixes the interest rate on this loan at the all-in rate presented.
(28)	Variable rate loan based on 3M EURIBOR plus an interest rate spread of 160 bps. Through an interest rate floor agreement, 3M EURIBOR is currently fixed at 0.00%. In addition, 3M EURIBOR is capped at 1.00%.
(29)	Consists of two properties with interest rates ranging from 5.65% to 7.32% and maturities in 2024.
(30)	Amount shown in USD equivalent. Euro equivalent is 1.2 billion.
(31)	Our share of total indebtedness includes a pro rata share of the mortgage debt on joint venture properties, including properties owned by The Mills Limited Partnership. To the extent total indebtedness is secured by a property, it is non-recourse to us, with the exception of approximately $209.9 million of payment guarantees provided by the Operating Partnership.
(32)	Amount shown in USD equivalent. Peso equivalent is 517.6 million.
(33)	Variable rate loan based on 1M LIBOR plus an interest rate spread of 295 bps. In addition, LIBOR floor at 2.32%.
(34)	Variable rate loan based on 1M LIBOR plus an interest rate spread of 350 bps. In addition, LIBOR floor at 0.25%.
(35)	On January 12, 2022, the Operating Partnership repaid $1.05 billion under the Supplemental Credit Facility.

The changes in consolidated mortgages and unsecured indebtedness for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Balance, Beginning of Year	$26,723,361	$24,163,230	$23,305,535
Additions during period:
New Loan Originations	9,255,220	15,269,455	13,355,809
Loans assumed in acquisitions and consolidation	46,263	—	21,001
Net (Discount)/Premium	(9,118)	28,906	(16,903)
Net Debt Issuance Costs	(35,818)	(34,595)	(23,505)
Deductions during period:
Loan Retirements	(10,386,133)	(12,932,448)	(12,366,951)
Amortization of Net Discounts/(Premiums)	168	174	(758)
Debt Issuance Cost Amortization	24,794	23,076	18,400
Scheduled Principal Amortization	(48,386)	(51,728)	(58,419)
Foreign Currency Translation	(249,329)	257,291	(70,979)
Balance, Close of Year	$25,321,022	$26,723,361	$24,163,230

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

Holders

The number of holders of record of common stock outstanding was 1,102 as of January 31, 2022. The Class B common stock is subject to two voting trusts as to which Herbert Simon and David Simon are the trustees. Shares of Class B common stock convert automatically into an equal number of shares of common stock upon the occurrence of certain events and can be converted into shares of common stock at the option of the holders.

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

Common stock cash dividends paid during 2021 aggregated $7.15 per share. Common stock cash dividends during 2020 aggregated $4.70 per share. On February 7, 2022, Simon’s Board of Directors declared a quarterly cash dividend for the first quarter of 2022 of $1.65 per share, payable on March 31, 2022 to shareholders of record on March 10, 2022.

We offer a dividend reinvestment plan that allows Simon’s stockholders to acquire additional shares by automatically reinvesting cash dividends. Shares are acquired pursuant to the plan at a price equal to the prevailing market price of such shares, without payment of any brokerage commission or service charge.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by Simon during the quarter ended December 31, 2021.

Issuances Under Equity Compensation Plans

For information regarding the securities authorized for issuance under our equity compensation plans, see Item 12 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

There were no unregistered purchases of equity securities made by Simon during the quarter ended December 31, 2021.

The Operating Partnership

Market Information

There is no established trading market for units or preferred units.

Holders

The number of holders of record of units was 228 as of January 31, 2022.

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

Distributions during 2021 aggregated $7.15 per unit.  Distributions during 2020 aggregated $4.70 per unit.  On February 7, 2022, Simon’s Board of Directors declared a quarterly cash distribution for the first quarter of 2022 of $1.65 per unit, payable on March 31, 2022 to unitholders of record on March 10, 2022.  The distribution rate on the Operating Partnership’s units is equal to the dividend rate on Simon’s common stock.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended December 31, 2021.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2021, the Operating Partnership redeemed 15,219 units from five limited partners for $2.2 million in cash.

Item 6.  Reserved

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of December 31, 2021, we owned or held an interest in 199 income-producing properties in the United States, which consisted of 95 malls, 69 Premium Outlets, 14 Mills, six lifestyle centers, and 15 other retail properties in 37 states and Puerto Rico. We also own an 80% noncontrolling interest in The Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at several properties in the North America, Europe and Asia. Internationally, as of December 31, 2021, we had ownership in 33 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. We also have two international outlet properties under development. As of December 31, 2021, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 14 countries in Europe.

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

COVID-19

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, or COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has had a material negative impact on economic and market conditions around the world, and, notwithstanding the fact that vaccines are being administered in the United States and elsewhere, the pandemic continues to adversely impact economic activity in retail real estate. The impact of the COVID-19 pandemic continues to evolve and governments and other authorities, including where we own or hold interests in properties, have imposed at times measures intended to control its spread, including restrictions on freedom of movement, group gatherings and business operations such as travel bans, border closings, business closures, quarantines, stay-at-home, shelter-in-place orders, capacity limitations and social distancing measures. As a result of the COVID-19 pandemic and these periodic measures, the Company has experienced material impacts including changes in the ability to recognize revenue due to changes in our assessment of the probability of collection of lease income and asset impairment charges as a result of changing cash flows generated by our properties and investments.  Due to certain restrictive governmental orders placed on us, our domestic portfolio lost approximately 13,500 shopping days in 2020, the majority of which occurred in the second quarter.

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

Results Overview

Diluted earnings per share and diluted earnings per unit increased $3.25 during 2021 to $6.84 as compared to $3.59 in 2020. The increase in diluted earnings per share and diluted earnings per unit was primarily attributable to:

●	improved operating performance and solid core business fundamentals in 2021 and the impact of our acquisition, development and expansion activity,
●	increased income from unconsolidated entities of $563.0 million, or $1.50 per diluted share/unit, primarily due to favorable results of operations from our other platform investments, including earnings from our acquisition of an interest in J.C. Penney in the later part of 2020, and international investments which included the reversal of a previously established deferred tax liability at Klépierre resulting in a non-cash gain, of which our share was $118.4 million, partially offset by amortization of our excess investment in TRG,
●	increased other income of $65.3 million, or $0.17 per diluted share/unit, primarily due to an increase in lease settlement income of $39.8 million, or $0.11 per diluted share/unit,
●	a non-cash gain in 2021 on acquisitions and disposals of $203.4 million, or $0.54 per diluted share/unit, related to the disposition of our interest in three properties of $176.8 million, or $0.47 per diluted share/unit, a non-cash gain on the consolidation of one property of $3.7 million, or $0.01 per diluted share/unit, and net gains of $21.0 million, or $0.06 per diluted share/unit, related to property insurance recoveries of previously depreciated assets, primarily due to hurricane, flood and wind storm damage,
●	a net loss in 2020 of $115.0 million, or $0.32 per diluted share/unit, primarily related to impairment charges related to Klépierre, an unconsolidated investment, one consolidated property, and three joint venture properties, partially offset by gains from disposition activity, of $14.9 million, or $0.04 per diluted share/unit,
●	a non-cash gain in 2021 on the exchange of equity interests of $159.8 million, or $0.43 per diluted share/unit,
●	a gain in 2021 on the sale of equity interests of $18.8 million, or $0.05 per diluted share/unit, and
●	an unrealized favorable change in fair value of equity instruments of $11.5 million, or $0.03 per diluted share/unit, partially offset by
●	increased tax expense of $161.8 million, or $0.43 per diluted share/unit, primarily due to favorable year-over-year operations from other platform investments and a $55.9 million tax impact created by the gain on sale or exchange of equity interests transactions noted above,
●	increased interest expense in 2021 of $11.3 million, or $0.03 per diluted share/unit, due to Term Loan borrowings, which were subsequently replaced by notes issuances to fund our investment in TRG, and
●	a charge on early extinguishment of debt of $51.8 million, or $0.14 per diluted share/unit, in 2021.

Portfolio NOI increased 22.3% in 2021 as compared to 2020. Average base minimum rent for U.S. Malls and Premium Outlets decreased 3.4% to $53.91 psf as of December 31, 2021, from $55.80 psf as of December 31, 2020. Ending occupancy for our U.S. Malls and Premium Outlets increased 2.1% to 93.4% as of December 31, 2021, from 91.3% as of December 31, 2020, primarily due to leasing activity, partially offset by 2020 tenant bankruptcy activity.

Our effective overall borrowing rate at December 31, 2021 on our consolidated indebtedness decreased 12 basis points to 2.86% as compared to 2.98% at December 31, 2020. This decrease was primarily due to a decrease in the effective overall borrowing rate on variable rate debt of 11 basis points (1.20% at December 31, 2021 as compared to 1.31% at December 31, 2020) and a decrease in the effective overall borrowing rate on fixed rate debt of 22 basis points (3.28% at December 31, 2021 as compared to 3.50% at December 31, 2020).  The weighted average years to maturity of our consolidated indebtedness was 7.8 years and 7.3 years at December 31, 2021 and 2020, respectively.

Our financing activity for the year ended December 31, 2021 included:

●	borrowing $1.05 billion under the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and using a portion of the proceeds to remove the encumbrances with respect to approximately $1.16 billion aggregate principal amount of mortgage loans,
●	decreasing our borrowings under the Operating Partnership’s global unsecured commercial paper note program, or the Commercial Paper program, by $123.0 million,

●	completing, on January 21, 2021, the issuance by the Operating Partnership of the following senior unsecured notes: $800 million with a fixed interest rate of 1.75%, $700 million with a fixed interest rate of 2.20%, with maturity dates of February 2028 and 2031, respectively. Proceeds from the unsecured notes offering funded the optional redemption at par of the Operating Partnership’s $550 million 2.50% notes due July 15, 2021, including the make-whole amount on January 27, 2021 and repaid $750.0 million of the indebtedness under the Operating Partnership’s $2.0 billion delayed-draw term loan facility, or Term Facility, which was a feature of, and in addition to, the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, and together with the Supplemental Facility, the Credit Facilities, as discussed below,
●	completing, on March 19, 2021, the issuance of €750 million ($893.0 million U.S. dollar equivalent as of the issuance date) of senior unsecured notes at a fixed rate of 1.125% with a maturity date of March 19, 2033. Proceeds from the unsecured notes offering funded the repayment of the remaining indebtedness under the Term Facility, as discussed below,
●	repaying, on March 23, 2021, the remaining $1.25 billion outstanding under the Term Facility, reducing the Term Facility balance to zero, and
●	completing, on August 18, 2021, the issuance by the Operating Partnership of the following senior unsecured notes: $550 million with a fixed interest rate of 1.375% and $700 million with a fixed interest rate of 2.250%, with maturity dates of January 2027 and 2032, respectively. Proceeds from the unsecured notes offering, along with cash on hand, funded the optional redemption, including make-whole amounts, of the following senior unsecured notes: Operating Partnership’s $550 million 2.350% notes due January 30, 2022 and $600 million 2.625% notes due June 15, 2022, in each case on August 25, 2021, and $500 million 2.750% notes due February 1, 2023, on September 9, 2021.

Subsequently on January 11, 2022, the Operating Partnership completed the issuance of the following senior unsecured notes: $500 million with a floating interest rate of SOFR plus 43 basis points and $700 million with a fixed interest rate of 2.650%, with maturity dates of January 2024 and February 2032, respectively. The Operating Partnership used the net proceeds of the offering to repay $1.05 billion outstanding under the Supplemental Facility and for general corporate purposes, including the repayment of other indebtedness.

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

The following table sets forth these key operating statistics for the combined U.S. Malls and Premium Outlets:

●	properties that are consolidated in our consolidated financial statements,
●	properties we account for under the equity method of accounting as joint ventures, and
●	the foregoing two categories of properties on a total portfolio basis.

		%/Basis Point			%/Basis Point
	2021	Change (1)		2020	Change (1)		2019
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	93.5%	200	bps	91.5%	-380	bps	95.3%
Unconsolidated	93.1%	220	bps	90.9%	-360	bps	94.5%
Total Portfolio	93.4%	210	bps	91.3%	-380	bps	95.1%
Average Base Minimum Rent per Square Foot
Consolidated	$52.59	(2.6)%		$53.98	1.7%		$53.06
Unconsolidated	$57.55	(5.6)%		$60.97	3.8%		$58.71
Total Portfolio	$53.91	(3.4)%		$55.80	2.2%		$54.59
The Mills:
Ending Occupancy	97.6%	230	bps	95.3%	-170	bps	97.0%
Average Base Minimum Rent per Square Foot	$33.80	0.1%		$33.77	2.1%		$33.09
(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the twelve months ended December 31, 2021, we signed 992 new leases and 1,460 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 8.3 million square feet, of which 6.5 million square feet related to consolidated properties. During 2020, we signed 460 new leases and 1,175 renewal leases with a fixed minimum rent, comprising approximately 6.1 million square feet, of which 4.8 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $55.90 per square foot in 2021 and $53.97 per square foot in 2020 with an average tenant allowance on new leases of $53.75 per square foot and $51.01 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	December 31,	%/basis point	December 31,	%/basis point	December 31,
	2021	Change	2020	Change	2019
Ending Occupancy	99.8%	+30 bps	99.5%	+0 bps	99.5%
Average Base Minimum Rent per Square Foot	¥5,509	1.14%	¥5,447	3.38%	¥5,269

Critical Accounting Estimates

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

Results of Operations

In addition to the activity discussed above in the “Results Overview” section, the following acquisitions, dispositions, and openings of consolidated properties affected our consolidated results in the comparative periods:

●	During 2021, we disposed of three retail properties.
●	During the first quarter of 2021, we consolidated one Designer Outlet property in Europe that had previously been accounted for under the equity method.
●	During the fourth quarter of 2020, we disposed of one consolidated retail property.
●	On September 19, 2019, we acquired the remaining 50% interest in a hotel adjacent to one of our properties from our joint venture partner.
●	During the third quarter of 2019, we disposed of two retail properties.

In addition to the activities discussed above and in “Results Overview”, the following acquisitions, dispositions, and openings of noncontrolling interests in joint venture entities affected our income from unconsolidated entities in the comparative periods:

●	During the fourth quarter of 2021, we disposed of our noncontrolling interest in one retail property.
●	On December 20, 2021, we sold a portion of our interest in ABG for cash consideration of $65.5 million and purchased additional interests in ABG for cash consideration of $100.0 million. Our noncontrolling interest in ABG is approximately 10.4%.
●	On October 15, 2021, we opened Jeju Premium Outlet, a 92,000 square foot center in Jeju Province, South Korea. We own 50% interest in this center.
●	On July 1, 2021, we contributed to ABG all of our interests in the licensing ventures of Forever 21 and Brooks Brothers for additional interests in ABG.
●	On June 1, 2021, we and our partner, ABG, acquired the licensing rights of Eddie Bauer. Our non-controlling interest in the licensing venture is 49% and was acquired for cash consideration of $100.8 million.

●	On April 12, 2021, we opened West Midlands Designer Outlet, a 197,000 square foot center in Cannock, United Kingdom. We own 23.2% interest in this center.
●	In the first quarter of 2021, we and our partner, ABG, both acquired additional 12.5% interests in the licensing and operations of Forever 21 for $56.3 million bringing our interest to 50%. Subsequently the Forever 21 operations were merged into SPARC Group.
●	On December 29, 2020, we completed the acquisition of an 80% ownership interest in TRG.
●	On December 7, 2020, we and a group of co-investors acquired certain assets and liabilities of J.C. Penney, a department store retailer, out of bankruptcy. Our interest in the venture is 41.67%.
●	On June 23, 2020, we opened Siam Premium Outlets, a 264,000 square foot center in Bangkok, Thailand. We own a 50% interest in this center.
●	On February 19, 2020 we and a group of co-investors acquired certain assets and liabilities of Forever 21, a retailer of apparel and accessories, out of bankruptcy. The interests were acquired through two separate joint ventures, a licensing venture and an operating venture. Our interest in each of the retail operations venture and in the licensing venture is 37.5%.
●	On February 13, 2020 through our European investee, we opened Malaga Designer Outlets, a 191,000 square foot center in Malaga, Spain. We own a 46% interest in this center.
●	In January 2020, we acquired additional interests of 5.05% and 1.37% in SPARC Group, formerly known as Aeropostale and Authentic Brands Groups, LLC, or ABG, respectively.
●	On October 16, 2019 we acquired a 45% interest in Rue Gilt Groupe, or RGG, to create a new multi-platform venture dedicated to digital value shopping.
●	On May 22, 2019, we and our partner opened Premium Outlets Querétaro, a 274,800 square foot center in Santiago de Querétaro, Mexico. We own a 50% interest in this center.

For the purposes of the following comparisons between the years ended December 31, 2021 and 2020 and the years ended December 31, 2020 and 2019, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned and operated in both years in the year to year comparisons.

Year Ended December 31, 2021 vs. Year Ended December 31, 2020

Lease income increased $434.4 million, of which the property transactions accounted for a $17.6 million decrease.  Comparable lease income increased $452.0 million, or 10.6%.  Total lease income increased primarily due to an increase in variable lease income of $603.8 million primarily related to higher consideration based on tenant sales and lower negative variable lease income due to abatements granted in 2020 as a result of the COVID-19 pandemic, partially offset by decreases in fixed minimum lease and CAM consideration recorded on a straight-line basis of $169.4 million.

Total other income increased $65.3 million, primarily due to an increase in lease settlement income of $39.8 million, a $14.9 million gain on the sale of our interest in a multi-family residential property, an $11.5 million increase related to Simon Brand Ventures and gift card revenues, a $6.8 million increase from the non-cash dilution gain on a non-retail investment, and a $3.3 million net increase in dividend, interest and other income, partially offset by a $7.8 million decrease related to higher land and outparcel sale activity in 2020, and a $3.2 million decrease related to business interruption proceeds received in 2020.

Property operating expenses increased $66.6 million primarily due to the reopening of properties that had been closed during 2020 as a result of the COVID-19 pandemic and the effect of the restrictions intended to prevent its spread and cost reduction efforts, as previously discussed.

Repairs and maintenance expenses increased $15.5 million primarily due to the reopening of properties that had been closed during 2020 as a result of the COVID-19 pandemic and the effect of the restrictions intended to prevent its spread and cost reduction efforts, as previously discussed.

Advertising and promotion expenses increased $15.7 million primarily due to the reopening of properties that had been closed during 2020 as a result of the COVID-19 pandemic and the effect of the restrictions intended to prevent its spread and cost reduction efforts.

General and administrative expense increased $7.8 million primarily due to an increase in executive compensation.

Other expense increased $2.8 million primarily due to an increase in the write-off of development projects we are no longer intending to pursue, partially offset by a decrease related to legal fees.

During 2021, we recorded a loss on extinguishment of debt of $51.8 million as a result of the early redemption of unsecured notes and the payoff of mortgages at nine properties.

During 2021, we recorded gains on sale or exchange of equity interests of $178.7 million as a result of the contribution to ABG of all of our interests in the licensing ventures of Forever 21 and Brooks Brothers in exchange for additional interests in ABG and the sale of a portion of our interest in ABG, as discussed further in footnote 6.

Income and other tax (expense) benefit increased $161.8 million due to increased deferred tax expense as a result of the ABG transactions noted above which had a non-cash tax impact of $55.9 million and $92.1 million related to strong operating performance of our other platform investments as well as earnings from our acquisition of an interest in certain retailers throughout 2020.

Income from unconsolidated entities increased $563.0 million primarily due to favorable results of operations from our other platform investments, including earnings from our acquisition of an interest in J.C. Penney in the later part of 2020, and international investments which included the reversal of a previously established deferred tax liability at Klépierre resulting in a non-cash gain, of which our share was $118.4 million, partially offset by amortization of our excess investment in TRG.

During 2021, we recorded gains of $184.0 million related to the disposition of three consolidated properties, our interest in one unconsolidated property and the impact from the consolidation of one property that was previously unconsolidated, and gains of $21.2 million related to property insurance recoveries of previously depreciated assets.  During 2020, we recorded $125.6 million of impairment charges related to one consolidated property, an other-than-temporary impairment on our equity investment in three joint venture properties, an other-than-temporary impairment to reduce an investment to its estimated fair value, and a $4.3 million loss, net, related to the impairment and disposition of certain assets by Klépierre, partially offset by a $12.3 million gain on the disposal of our interest in one consolidated property, a $1.9 million excess gain on insurance proceeds related to our two properties in Puerto Rico and a $1.0 million gain related to the disposition of a shopping center by one of our joint venture investments.

Simon’s net income attributable to noncontrolling interests increased $154.3 million due to an increase in the net income of the Operating Partnership.

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

Other expense increased $32.7 million primarily related to an increase in legal fees and expenses.

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

Income from unconsolidated entities decreased $224.5 million primarily due to unfavorable year-over-year domestic and international property operations, as well as results of operations from our other platform investments, both of which were impacted by COVID-19 disruption, partially offset by a $35.0 million pre-tax non-cash bargain purchase gain recorded as a result of the acquisition of our interest in Forever 21 and a gain from the sale of a non-retail asset, of which our share was $17.8 million.

During 2020, we recorded $125.6 million of impairment charges related to one consolidated property, an other-than-temporary impairment on our equity investment in three joint venture properties, an other-than-temporary impairment to reduce an investment to its estimated fair value, and a $4.3 million loss, net, related to the impairment and disposition of certain assets by Klépierre, partially offset by a $12.3 million gain on the disposal of our interest in one consolidated property, a $1.9 million excess gain on insurance proceeds related to our two properties in Puerto Rico and a $1.0 million gain related to the disposition of a shopping center by one of our joint venture investments. During 2019, we recorded net gains of $62.1 million primarily related to Klépierre’s disposition of certain shopping centers, offset by a $47.2 million impairment charge related to an unconsolidated investment.

Simon’s net income attributable to noncontrolling interests decreased $156.8 million due to a decrease in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised only 7.6% of our total consolidated debt at December 31, 2021. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $3.9 billion in the aggregate during 2021. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents decreased $477.7 million during 2021 to $533.9 million as of December 31, 2021 as further discussed below.

On December 31, 2021, we had an aggregate available borrowing capacity of approximately $5.8 billion under the Facilities, net of outstanding borrowings of $1.18 billion, amounts outstanding under the Commercial Paper program of $500.0 million and letters of credit of $11.8 million. For the year ended December 31, 2021, the maximum aggregate outstanding balance under the Credit Facilities was $2.1 billion and the weighted average outstanding balance was $519.9 million. The weighted average interest rate was 0.85% for the year ended December 31, 2021.

Simon has historically had access to public equity markets and the Operating Partnership has historically had access to private and public, short and long-term unsecured debt markets and access to secured debt and private equity from institutional investors at the property level.

Our business model and Simon’s status as a REIT require us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. Simon may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand and availability under the Credit Facilities and the Commercial Paper program to address our debt maturities and capital needs through 2022.

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $3.9 billion during 2021. In addition, we had net repayments of debt from our debt financing and repayment activities of $0.8 billion in 2021. These activities are further discussed below under “Financing and Debt.” During 2021, we also:

●	funded the acquisition of the licensing venture of Eddie Bauer, acquired additional interests in the licensing and operations of Forever 21 and acquired additional interest in ABG, the aggregate cash portion of which was $257.1 million,
●	paid stockholder dividends and unitholder distributions totaling approximately $2.7 billion and preferred unit distributions totaling $5.3 million,
●	funded consolidated capital expenditures of $527.9 million (including development and other costs of $96.3 million, redevelopment and expansion costs of $299.8 million, and tenant costs and other operational capital expenditures of $131.8 million),
●	funded investments in unconsolidated entities of $56.9 million,
●	funded investments in equity instruments of $33.6 million, and
●	received proceeds from the sale of equity instruments of $65.5 million.

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

We expect to generate positive cash flow from operations in 2022, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our tenants. A significant deterioration in projected cash flows from operations, including one due to the impact of the COVID-19 pandemic and restrictions intended to restrict its spread, could cause us to increase our reliance on available funds from the Credit Facilities and Commercial Paper program, further curtail planned capital expenditures, or seek other additional sources of financing.

Financing and Debt

Unsecured Debt

At December 31, 2021, our unsecured debt consisted of $18.4 billion of senior unsecured notes of the Operating Partnership, $125.0 million outstanding under the Credit Facility, $1.05 billion outstanding under the Supplemental Facility and $500.0 million outstanding under the Commercial Paper program.

The Credit Facility also included an additional single, delayed-draw $2.0 billion term loan facility, or Term Facility, or together with the Credit Facility and the Supplemental Facility, the Facilities, which the Operating Partnership drew on December 15, 2020, which was recorded in 2021.

In November 2021, we amended our Credit Facility to transition the borrowing rates from LIBOR to successor benchmark indexes. The Credit Facility can be increased in the form of additional commitments in an aggregate not to exceed $1.0 billion, for a total aggregate size of $5.0 billion, subject to obtaining additional lender commitments and satisfying certain customary conditions precedent.  Borrowings may be denominated in U.S. dollars, Euro, Yen, Pounds, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 95% of the maximum revolving credit amount, as defined. The initial maturity date of the Credit Facility is June 30, 2024. The Credit Facility can be extended for two additional six-month periods to June 30, 2025, at our sole option, subject to satisfying certain customary conditions precedent.

Borrowings under the Credit Facility bear interest, at our election, at either (i) (x) for Term Benchmark Loans, the Adjusted Term SOFR Rate, the applicable Local Rate, the Adjusted EURIBOR Rate, or the Adjusted TIBOR Rate, (y) for RFR Loans, if denominated in Sterling, SONIA plus a benchmark adjustment and if denominated in Dollars, Daily Simple SOFR plus a benchmark adjustment, or (z) for Daily SOFR Loans, the Adjusted Floating Overnight Daily SOFR Rate, in each case of clauses (x) through (z) above, plus a margin determined by our corporate credit rating of between 0.650% and 1.400% or (ii) for loans denominated in U.S. Dollars only, the base rate (which rate is equal to the greatest of the prime rate, the federal funds effective rate plus 0.500% or Adjusted Term SOFR Rate for one month plus 1.000%) (the “Base Rate”), plus a margin determined by our corporate credit rating of between 0.000% and 0.400%. The Credit Facility includes a facility fee determined by our corporate credit rating of between 0.100% and 0.300% on the aggregate revolving commitments under the Credit Facility.  Based upon our current credit ratings, the interest rate on the Credit Facility is SOFR plus 72.5 basis points, plus a spread adjustment to account for the transition from LIBOR to SOFR.

In October 2021, we amended, restated, and extended the Supplemental Facility. The Supplemental Facility’s initial borrowing capacity of $3.5 billion may be increased to $4.5 billion during its term and provides for borrowings denominated in U.S. dollars, Euro, Yen, Pounds, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 100% of the maximum revolving credit amount, as defined. The initial maturity date of the Supplemental Facility is January 31, 2026 and can be extended for an additional year to January 31, 2027 at our sole option, subject to satisfying certain customary conditions precedent.

Borrowings under the Supplemental Facility bear interest, at our election, at either (i) (x) for Term Benchmark Loans, the Adjusted Term SOFR Rate, the applicable Local Rate, the Adjusted EURIBOR Rate, or the Adjusted TIBOR Rate, (y) for RFR Loans, if denominated in Sterling, SONIA plus a benchmark adjustment and if denominated in Dollars, Daily Simple SOFR plus a benchmark adjustment, or (z) for Daily SOFR Loans, the Adjusted Floating Overnight Daily SOFR Rate, in each case of clauses (x) through (z) above, plus a margin determined by our corporate credit rating of between 0.650% and 1.400% or (ii) for loans denominated in U.S. Dollars only, the base rate (which rate is equal to the greatest of the prime rate, the federal funds effective rate plus 0.500% or Adjusted Term SOFR Rate for one month plus 1.000%) (the “Base Rate”), plus a margin determined by our corporate credit rating of between 0.000% and 0.400%. The Supplemental Facility includes a facility fee determined by our corporate credit rating of between 0.100% and 0.300% on the aggregate revolving commitments under the Supplemental Facility.  Based upon our current credit ratings, the interest rate on the Supplemental Facility is SOFR plus 72.5 basis points, plus a spread adjustment to account for the transition from LIBOR to SOFR.

On December 31, 2021, we had an aggregate available borrowing capacity of $5.8 billion under the Facilities. The maximum aggregate outstanding balance under the Facilities during the year ended December 31, 2021 was $2.1 billion and the weighted average outstanding balance was $519.9 million. Letters of credit of $11.8 million were outstanding under the Facilities as of December 31, 2021.

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness.  The Commercial Paper program is supported by the Credit Facilities, and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On December 31, 2021, we had $500.0 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar denominated notes with a weighted average interest rate of 0.22%.  These borrowings have a weighted average maturity date of January 23, 2022 and reduce amounts otherwise available under the Credit Facilities.

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

On March 19, 2021, the Operating Partnership completed the issuance of €750 million ($893.0 million U.S. dollar equivalent as of the issuance date) of senior unsecured notes at a fixed rate of 1.125% with a maturity date of March 19, 2033, the proceeds of which were used on March 23, 2021 to repay the remaining $1.25 billion under the Term Facility reducing it to zero.

On August 18, 2021, the Operating Partnership completed the issuance of the following senior unsecured notes: $550 million with a fixed interest rate of 1.375%, and $700 million with a fixed interest rate of 2.250%, with maturity dates of January 15, 2027, and 2032, respectively.

In the third quarter of 2021, the Operating Partnership completed the optional redemption of all of its outstanding $550 million 2.350% notes due on January 30, 2022, $600 million 2.625% notes due on June 15, 2022, and $500 million 2.750% notes due on February 1, 2023. We recorded a $28.6 million loss on extinguishment of debt as a result on the optional redemptions.

On December 14, 2021, the Operating Partnership drew $1.05 billion under the Supplemental Facility, the proceeds of which funded the early extinguishment of nine mortgages with a principal balance of $1.16 billion. We recorded a $20.3 million loss on extinguishment of debt as a result of this transaction.

On January 11, 2022, the Operating Partnership completed the issuance of the following senior unsecured notes: $500 million with a floating interest rate of SOFR plus 43 basis points, and $700 million with a fixed interest rate of 2.650%, with maturity dates of January 11, 2024 and February 1, 2032, respectively. The proceeds were used to repay $1.05 billion outstanding under the Supplemental Facility on January 12, 2022.

Mortgage Debt

Total consolidated mortgage indebtedness, which is typically secured by the underlying assets and non-recourse to the Operating Partnership, was $5.4 billion and $7.0 billion at December 31, 2021 and 2020, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of December 31, 2021, we were in compliance with all covenants of our unsecured debt.

At December 31, 2021, our consolidated subsidiaries were the borrowers under 36 non-recourse mortgage notes secured by mortgages on 39 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At December 31, 2021, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of December 31, 2021 and 2020, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	December 31, 2021	Interest Rate(1)	December 31, 2020	Interest Rate(1)
Fixed Rate	$23,364,566	2.99%	$23,477,498	3.50%
Variable Rate	1,956,456	1.22%	3,245,863	1.31%
	$25,321,022	2.86%	$26,723,361	2.98%
(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations and Off-balance Sheet Arrangements

In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of December 31, 2021, and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities:

	2022	2023-2024	2025-2026	After 2026	Total
Long Term Debt (1) (2)	$1,898,889	$4,059,530	$6,589,689	$12,861,700	$25,409,808
Interest Payments (3)	718,712	1,308,849	977,571	3,771,163	6,776,295
Consolidated Capital Expenditure Commitments (3)	236,318	—	—	—	236,318
Lease Commitments (4)	32,838	66,093	66,262	855,079	1,020,272
(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	Variable rate interest payments are estimated based on the LIBOR or other applicable rate at December 31, 2021.
(3)	Represents contractual commitments for capital projects and services at December 31, 2021. Our share of estimated 2022 development, redevelopment and expansion activity is further discussed below under “Development Activity”.
(4)	Represents only the minimum non-cancellable lease period, excluding applicable lease extension and renewal options, unless reasonably certain of exercise.
(5)	The amount due in 2022 includes $500.0 million in Global Commercial Paper.

Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 6 of the notes to the consolidated financial statements. Our joint ventures typically fund their cash needs through secured non-recourse debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of December 31, 2021, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $209.9 million. Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

Hurricane Impacts

As discussed further in Note 10 of the notes to the consolidated financial statements, during the third quarter of 2017, two of our wholly-owned properties located in Puerto Rico sustained significant property damage and business interruption as a result of Hurricane Maria.

Since the date of the loss, we have received $84.0 million of insurance proceeds from third-party carriers related to the two properties located in Puerto Rico, of which $48.3 million was used for property restoration and remediation and to reduce the insurance recovery receivable.  During the years ended December 31, 2021 and 2020, we recorded $2.1 million and $5.2 million, respectively, as business interruption income, which was recorded in other income in the accompanying consolidated statements of operations and comprehensive income.

During the third quarter of 2020, one of our properties located in Texas experienced property damage and business interruption as a result of Hurricane Hanna.  We wrote-off assets of approximately $9.6 million, and recorded an insurance recovery receivable, and have received $14.0 million of insurance proceeds from third-party carriers.  The proceeds were used for property restoration and remediation and reduced the insurance recovery receivable.  During the year ended December 31, 2021, we recorded a $3.5 million gain related to property insurance recovery of previously depreciated assets.  This amount was recorded in gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net.

During the third quarter of 2020, one of our properties located in Louisiana experienced property damage and business interruption as a result of Hurricane Laura.   We wrote-off assets of approximately $11.1 million and recorded an insurance recovery receivable, and have received $27.5 million of insurance proceeds from third-party carriers.  The proceeds were used for property restoration and remediation and reduced the insurance recovery receivable.  During the year ended December 31, 2021, we recorded a $17.5 million gain related to property insurance recovery of previously depreciated assets.  This amount was recorded in gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net.

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

On July 1, 2021, we contributed to ABG all of our interests in both the Forever 21 and Brooks Brothers licensing ventures in exchange for additional interests in ABG.  As a result, in the third quarter of 2021, we recognized a non-cash gain of $159.8 million representing the difference between fair value of the interests received and the carrying value of our interests in the licensing ventures, less costs to sell.  On December 20, 2021, we sold a portion of our interest in ABG, resulting in a pre-tax gain of $18.8 million.  In connection with this transaction, we recorded taxes of $8.0 million.  Subsequently we acquired additional interests in ABG for tax consideration of $100.0 million.  At December 31, 2021, our noncontrolling interest in ABG was approximately 10.4%.

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

During 2021, we recorded net gains of $176.8 million primarily related to disposition activity which included the foreclosure of three consolidated retail properties in satisfaction of their respective $180.0 million, $120.9 million and $100.0 million non-recourse mortgage loans. We also disposed of our interest in an unconsolidated property resulting in a gain of $3.4 million.

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

Joint Venture Formation Activity

On June 1, 2021, we and our partner, ABG, acquired the intellectual property of Eddie Bauer. Our non-controlling interest in the licensing venture is 49% and was acquired for cash consideration of $100.8 million.

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

Development Activity

We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants are underway at several properties in North America, Europe, and Asia.

Construction continues on certain redevelopment and new development projects in the U.S. and internationally that are nearing completion.  Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $944 million.  Simon’s share of remaining net cash funding required to complete the new development and redevelopment projects currently under construction is approximately $263 million.  We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 7-10% for all of our new development, expansion and redevelopment projects.

Summary of Capital Expenditures.  The following table summarizes total capital expenditures on consolidated properties on a cash basis (in millions):

	2021	2020	2019
New Developments	$96	$27	$73
Redevelopments and Expansions	300	399	498
Tenant Allowances	127	53	162
Operational Capital Expenditures	5	5	143
Total	$528	$484	$876

International Development Activity

We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material. We expect our share of estimated committed capital for international development projects to be completed with projected delivery in 2022 or 2023 is $172 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes recently completed and new development and expansion projects as well as our share of the estimated total cost as of December 31, 2021 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected/Actual
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
New Development Projects:
West Midlands Designer Outlet	Cannock (West Midlands), England	197,000	23%	GBP	31.2	$42.2	Opened Apr. - 2021
Jeju Premium Outlets	Jeju Province, South Korea	92,000	50%	KRW	12,328	$10.4	Opened Oct. - 2021
Fukaya-Hanazono Premium Outlets	Fukaya City, Japan	292,500	40%	JPY	6,153	$53.5	Oct. - 2022
Paris-Giverny Designer Outlet	Vernon (Normandy), France	220,000	74%	EUR	119.5	$135.6	Jan. - 2023
Expansions:
La Reggia Designer Outlet Phase 3	Marcianise (Naples), Italy	56,000	92%	EUR	18.8	$21.3	Opened Oct. - 2021
(1)	USD equivalent based upon December 31, 2021 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $1.65 per share in the fourth quarter of 2021 and $7.15 per share for the year ended December 31, 2021. The Operating Partnership paid distributions per unit for the same amounts. In 2020, Simon paid dividends of $1.30 and $4.70 per share for the three and twelve month periods ended December 31, 2020, respectively. The Operating Partnership paid distributions per unit for the same amounts. On February 7, 2022, Simon’s Board of Directors declared a quarterly cash dividend for the first quarter of 2022 of $1.65 per share, payable on March 31, 2022 to shareholders of record on March 10, 2022.  The distribution rate on units is equal to the dividend rate on common stock. In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  On February 11, 2019, Simon's Board of Directors authorized a new common stock repurchase plan.  Under the plan, Simon was authorized to repurchase up to $2.0 billion of its common stock during the two-year period ending February 11, 2021 in the open market or in privately negotiated transactions as market conditions warranted.  The Repurchase Program was not extended.  During the year ended

December 31, 2020, Simon purchased 1,245,654 shares at an average price of $122.50 per share.  During the year ended December 31, 2019, Simon purchased 2,247,074 shares at an average price of $160.11 per share, of which 46,377 shares at an average price of $164.49 were purchased as part of the previous program.  As Simon repurchased shares under these programs, the Operating Partnership repurchased an equal number of units from Simon.

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

You should understand that our computations of these non-GAAP measures might not be comparable to similar measures reported by other REITs and that these non-GAAP measures:

●	do not represent cash flow from operations as defined by GAAP,
●	should not be considered as an alternative to net income determined in accordance with GAAP as a measure of operating performance, and
●	are not an alternative to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	2021	2020	2019

	(in thousands)
Funds from Operations (A)	$4,486,964	$3,236,963	$4,272,271
Change in FFO from prior period	38.6%	(24.2)%	(1.2)%
Consolidated Net Income	$2,568,707	$1,277,324	$2,423,188
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	1,254,039	1,308,419	1,329,843
Our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments (B)	887,390	536,133	551,596
(Gain) loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(206,855)	114,960	(14,883)
Unrealized losses in fair value of equity instruments	3,177	19,632	8,212
Net loss (gain) attributable to noncontrolling interest holders in properties	6,053	4,378	(991)
Noncontrolling interests portion of depreciation and amortization and gain on consolidation of properties	(20,295)	(18,631)	(19,442)
Preferred distributions and dividends	(5,252)	(5,252)	(5,252)
FFO of the Operating Partnership (A)	$4,486,964	$3,236,963	$4,272,271
FFO allocable to limited partners	564,407	424,063	563,342
Dilutive FFO allocable to common stockholders (A)	$3,922,557	$2,812,900	$3,708,929
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$6.84	$3.59	$6.81
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments, net of noncontrolling interests portion of depreciation and amortization (B)	5.64	5.14	5.25
(Gain) loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(0.55)	0.32	(0.04)
Unrealized losses in fair value of equity instruments	0.01	0.06	0.02
Diluted FFO per share (A)	$11.94	$9.11	$12.04
Basic and Diluted weighted average shares outstanding	328,587	308,738	307,950
Weighted average limited partnership units outstanding	47,280	46,544	46,774
Basic and Diluted weighted average shares and units outstanding	375,867	355,282	354,724
(A)	Includes FFO of the Operating Partnership related to a loss on extinguishment of debt of $116.3 million for the year ended December 31, 2019. Includes Diluted FFO per share/unit related to a loss on extinguishment of debt of $0.33 for the year ended December 31, 2019. Includes Diluted FFO allocable to common stockholders related to a loss on extinguishment of debt of $100.9 million for the year ended December 31, 2019.

(B)	The twelve months ended December 31, 2021 include amortization of our excess investment in TRG of $201.7 million, which includes $56.6 million of additional amortization expense related to the nine months ended September 30, 2021 as a result of the finalization of purchase accounting.

The following schedule reconciles consolidated net income to our beneficial share of NOI.

	For the Year
	Ended December 31,
	2021	2020

	(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$2,568,707	$1,277,324
Income and other tax expense (benefit)	157,199	(4,637)
Gain on sale or exchange of equity interests	(178,672)
Interest expense	795,712	784,400
Income from unconsolidated entities	(782,837)	(219,870)
Loss on extinguishment of debt	51,841	--
Unrealized losses in fair value of equity instruments	8,095	19,632
(Gain) loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(206,855)	114,960
Operating Income Before Other Items	2,413,190	1,971,809
Depreciation and amortization	1,262,715	1,318,008
Home and regional office costs	184,660	171,668
General and administrative	30,339	22,572
Other expenses (1)	19,811	--
NOI of consolidated entities	$3,910,715	$3,484,057
Less: Noncontrolling interest partners share of NOI	(20,720)	(19,745)
Beneficial NOI of consolidated entities	$3,889,995	$3,464,312
Reconciliation of NOI of unconsolidated entities:
Net Income	$668,061	$453,816
Interest expense	605,591	616,332
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	(34,814)	—
Operating Income Before Other Items	1,238,838	1,070,148
Depreciation and amortization	686,790	692,424
Other expenses (1)	26,013	—
NOI of unconsolidated entities	$1,951,641	$1,762,572
Less: Joint Venture partners share of NOI	(1,021,839)	(921,147)
Beneficial NOI of unconsolidated entities	$929,802	$841,425
Add: NOI from TRG	430,965	—
Add: NOI from Other Platform Investments and Investments	743,213	253,093
Beneficial interest of Combined NOI	$5,993,975	$4,558,830
Less: Corporate and Other NOI Sources (2)	172,844	178,009
Less: NOI from Other Platform Investments	533,299	21,507
Less: NOI from Investments (3)	203,223	201,240
Portfolio NOI	$5,084,609	$4,158,074
Portfolio NOI Change	22.3%
(1)	Represents the write-off of pre-development costs, our beneficial interest of which was $18.3 million with respect to consolidated entities and $13.0 million with respect to our share of unconsolidated entities, for the year ended December 31, 2021.

(2)	Includes income components excluded from portfolio NOI and domestic property NOI (domestic lease termination income, interest income, land sale gains, straight line lease income, above/below market lease adjustments), unrealized and realized gains/losses on non-real estate related equity instruments, Simon management company revenues, and other assets.
(3)	Includes our share of NOI of Klépierre (at constant currency) and other corporate investments.

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

Our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily SOFR and LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 2021, a 50 basis point increase in the market rates of interest would decrease future earnings and cash flows by approximately $9.9 million, and would decrease the fair value of debt by approximately $791.9 million.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of Simon Property Group, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Simon Property Group, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Simon Property Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 24, 2022, expressed an unqualified opinion thereon.

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

Indianapolis, Indiana February 24, 2022

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of Simon Property Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simon Property Group, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 24, 2022, expressed an unqualified opinion thereon.

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

Purchase Accounting for the Investment in Taubman Realty Group
Description of the Matter

On December 29, 2020, the Company completed its acquisition of an 80% non-controlling ownership interest in Taubman Realty Group (TRG) for consideration of $3.1 billion, as described in Note 6 of the consolidated financial statements. The Company allocates any excess investment in unconsolidated entities to the various components of an acquisition based upon the relative fair value of each component which may be derived from various observable or unobservable inputs and assumptions, as described in Note 3 of the consolidated financial statements. The components typically include buildings, land and intangibles related to in-place leases.

Auditing management’s purchase accounting for the Company’s acquisition of an equity method interest in TRG is complex due to the judgmental nature of numerous assumptions made by management when determining the estimated fair value of the various components of the acquisition. In particular, the acquisition purchase accounting was sensitive to significant assumptions including, but not limited to, forecasted cash flows and operating income before depreciation and amortization, capitalization rates and comparable market values for land.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for purchase accounting for the investment in TRG, including controls over management’s review of the assumptions described above.

To test the Company’s purchase accounting for the investment in TRG, we performed audit procedures that included, among others, assessing the methodologies used in the valuation models, evaluating the assumptions used by management in its allocation of the purchase price to the various components of excess investment, and testing the completeness and accuracy of the underlying data supporting the assumptions. We compared significant assumptions used to external market data to assess whether the assumptions were market supported. We involved our valuation specialists to assist in the assessment of the methodology utilized by the Company and to test certain of the assumptions including capitalization rates and the valuation of land. We also compared the forecasted cash flows and operating income before depreciation and amortization used in the valuations to historical actual results and market-supported data, evaluated significant variances, including consideration of the current economic environment, and performed certain sensitivity analyses to evaluate the impact on the purchase accounting allocations.  We also tested the completeness and accuracy of the underlying data included in the valuation models.

Evaluation of Investment Properties for Impairment

Description of the Matter

At December 31, 2021, the Company’s consolidated net investment properties totaled $22.3 billion. In addition, a significant number of the Company’s investments in unconsolidated entities and its investments in Klépierre and TRG hold investment properties. As discussed in Note 3 to the consolidated financial statements, the Company reviews investment properties for impairment on a property-by-property basis to identify and evaluate events or changes in circumstances that indicate the carrying value of an investment property may not be recoverable. The Company estimates undiscounted cash flows of an investment property using observable and unobservable inputs such as historical and forecasted cash flows, operating income before depreciation and amortization, estimated capitalization rates, leasing prospects and local market information.

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

Evaluation of Investments in Unconsolidated Entities for Impairment
Description of the Matter

At December 31, 2021, the carrying value of the Company’s investments in unconsolidated entities and its investments in Klépierre and TRG totaled $8.0 billion. As explained in Note 3 to the consolidated financial statements, the Company reviews investments in unconsolidated entities for impairment if events or changes in circumstances indicate that the carrying value of an investment in an unconsolidated entity may not be recoverable. To identify and evaluate whether an other-than-temporary decline in the fair value of an investment below its carrying value has occurred, the Company assesses economic and operating conditions that may affect the fair value of the investment. The evaluation of operating conditions may include developing estimates of forecasted cash flows or operating income before depreciation and amortization to support the recoverability of the carrying amount of the investment. When required, the Company estimates the fair value of an investment and assesses whether any impairment is other than temporary using observable and unobservable inputs such as historical and forecasted cash flows or operating income before depreciation and amortization, estimated capitalization and discount rates, or relevant market multiples, leasing prospects and local market information.

Auditing management’s evaluation of investments in unconsolidated entities for impairment was complex due to the estimation uncertainty in determining the forecasted cash flows, operating income before depreciation and amortization, estimated fair value of the investment and whether any decline in fair value below the related investment’s carrying amount is other-than-temporary. In particular, the impairment evaluation for these investments was sensitive to significant assumptions such as forecasted cash flows, operating income before depreciation and amortization, relevant market multiples, and capitalization and discount rates, all of which can be affected by expectations about future market or economic conditions, demand, and competition.

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

Indianapolis, Indiana February 24, 2022

Report of Independent Registered Public Accounting Firm

The Partners of Simon Property Group, L.P. and the Board of Directors of Simon Property Group, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Simon Property Group, L.P.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Simon Property Group, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 24, 2022, expressed an unqualified opinion thereon.

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

Indianapolis, Indiana February 24, 2022

Report of Independent Registered Public Accounting Firm

The Partners of Simon Property Group, L.P. and the Board of Directors of Simon Property Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simon Property Group, L.P. (the Partnership) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 24, 2022, expressed an unqualified opinion thereon.

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

Purchase Accounting for the Investment in Taubman Realty Group
Description of the Matter

On December 29, 2020, the Partnership completed its acquisition of an 80% non-controlling ownership interest in Taubman Realty Group (TRG) for consideration of $3.1 billion, as described in Note 6 of the consolidated financial statements. The Partnership allocates any excess investment in unconsolidated entities to the various components of an acquisition based upon the relative fair value of each component which may be derived from various observable or unobservable inputs and assumptions, as described in Note 3 of the consolidated financial statements. The components typically include buildings, land and intangibles related to in-place leases.

Auditing management’s purchase accounting for the Partnership’s acquisition of an equity method interest in TRG is complex due to the judgmental nature of numerous assumptions made by management when determining the estimated fair value of the various components of the acquisition. In particular, the acquisition purchase accounting was sensitive to significant assumptions including, but not limited to, forecasted cash flows and operating income before depreciation and amortization, capitalization rates and comparable market values for land.
How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Partnership’s process for purchase accounting for the investment in TRG, including controls over management’s review of the assumptions described above.

To test the Partnership’s purchase accounting for the investment in TRG, we performed audit procedures that included, among others, assessing the methodologies used in the valuation models, evaluating the assumptions used by management in its allocation of the purchase price to the various components of excess investment, and testing the completeness and accuracy of the underlying data supporting the assumptions. We compared significant assumptions used to external market data to assess whether the assumptions were market supported. We involved our valuation specialists to assist in the assessment of the methodology utilized by the Partnership and to test certain of the assumptions including capitalization rates and the valuation of land. We also compared the forecasted cash flows and operating income before depreciation and amortization used in the valuations to historical actual results and market-supported data, evaluated significant variances, including consideration of the current economic environment, and performed certain sensitivity analyses to evaluate the impact on the purchase accounting allocations.  We also tested the completeness and accuracy of the underlying data included in the valuation models.

Evaluation of Investment Properties for Impairment
Description of the Matter

At December 31, 2021, the Partnership’s consolidated net investment properties totaled $22.3 billion. In addition, a significant number of the Partnership’s investments in unconsolidated entities and its investments in Klépierre and TRG hold investment properties. As discussed in Note 3 to the consolidated financial statements, the Partnership reviews investment properties for impairment on a property-by-property basis to identify and evaluate events or changes in circumstances that indicate the carrying value of an investment property may not be recoverable. The Partnership estimates undiscounted cash flows of an investment property using observable and unobservable inputs such as historical and forecasted cash flows, operating income before depreciation and amortization, estimated capitalization rates, leasing prospects and local market information.

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

Evaluation of Investments in Unconsolidated Entities for Impairment
Description of the Matter

At December 31, 2021, the carrying value of the Partnership’s investments in unconsolidated entities and its investments in Klépierre and TRG totaled $8.0 billion. As explained in Note 3 to the consolidated financial statements, the Partnership reviews investments in unconsolidated entities for impairment if events or changes in circumstances indicate that the carrying value of an investment in an unconsolidated entity may not be recoverable. To identify and evaluate whether an other-than-temporary decline in the fair value of an investment below its carrying value has occurred, the Partnership assesses economic and operating conditions that may affect the fair value of the investment. The evaluation of operating conditions may include developing estimates of forecasted cash flows or operating income before depreciation and amortization to support the recoverability of the carrying amount of the investment. When required, the Partnership estimates the fair value of an investment and assesses whether any impairment is other than temporary using observable and unobservable inputs such as historical and forecasted cash flows or operating income before depreciation and amortization, estimated capitalization and discount rates, or relevant market multiples, leasing prospects and local market information.

Auditing management’s evaluation of investments in unconsolidated entities for impairment was complex due to the estimation uncertainty in determining the forecasted cash flows, operating income before depreciation and amortization, estimated fair value of the investment and whether any decline in fair value below the related investment’s carrying amount is other-than-temporary. In particular, the impairment evaluation for these investments was sensitive to significant assumptions such as forecasted cash flows, operating income before depreciation and amortization, relevant market multiples, and capitalization and discount rates, all of which can be affected by expectations about future market or economic conditions, demand, and competition.

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

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2002. Indianapolis, Indiana February 24, 2022

Simon Property Group, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	December 31,	December 31,
	2021	2020
ASSETS:
Investment properties, at cost	$37,932,366	$38,050,196
Less - accumulated depreciation	15,621,127	14,891,937
	22,311,239	23,158,259
Cash and cash equivalents	533,936	1,011,613
Tenant receivables and accrued revenue, net	919,654	1,236,734
Investment in TRG, at equity	3,305,102	3,451,897
Investment in Klépierre, at equity	1,661,943	1,729,690
Investment in other unconsolidated entities, at equity	3,075,375	2,603,571
Right-of-use assets, net	504,119	512,914
Investments held in trust - special purpose acquisition company	345,000	—
Deferred costs and other assets	1,121,011	1,082,168
Total assets	$33,777,379	$34,786,846
LIABILITIES:
Mortgages and unsecured indebtedness	$25,321,022	$26,723,361
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,433,216	1,311,925
Cash distributions and losses in unconsolidated entities, at equity	1,573,105	1,577,393
Dividend payable	1,468	486,922
Lease liabilities	506,931	515,492
Other liabilities	540,912	513,515
Total liabilities	29,376,654	31,128,608
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests	547,740	185,892
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	41,763	42,091
Common stock, $0.0001 par value, 511,990,000 shares authorized, 342,907,608 and 342,849,037 issued and outstanding, respectively	34	34
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	11,212,990	11,179,688
Accumulated deficit	(5,823,708)	(6,102,314)
Accumulated other comprehensive loss	(185,186)	(188,675)
Common stock held in treasury, at cost, 14,295,983 and 14,355,621 shares, respectively	(1,884,441)	(1,891,352)
Total stockholders’ equity	3,361,452	3,039,472
Noncontrolling interests	491,533	432,874
Total equity	3,852,985	3,472,346
Total liabilities and equity	$33,777,379	$34,786,846

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Year
	Ended December 31,
	2021	2020	2019
REVENUE:
Lease income	$4,736,719	$4,302,367	$5,243,771
Management fees and other revenues	106,483	96,882	112,942
Other income	273,587	208,254	398,476
Total revenue	5,116,789	4,607,503	5,755,189
EXPENSES:
Property operating	415,720	349,154	453,145
Depreciation and amortization	1,262,715	1,318,008	1,340,503
Real estate taxes	458,953	457,142	468,004
Repairs and maintenance	96,391	80,858	100,495
Advertising and promotion	114,303	98,613	150,344
Home and regional office costs	184,660	171,668	190,109
General and administrative	30,339	22,572	34,860
Other	140,518	137,679	104,942
Total operating expenses	2,703,599	2,635,694	2,842,402
OPERATING INCOME BEFORE OTHER ITEMS	2,413,190	1,971,809	2,912,787
Interest expense	(795,712)	(784,400)	(789,353)
Loss on extinguishment of debt	(51,841)	—	(116,256)
Gain on sale or exchange of equity interests (Note 6)	178,672	—	—
Income and other tax (expense) benefit	(157,199)	4,637	(30,054)
Income from unconsolidated entities	782,837	219,870	444,349
Unrealized losses in fair value of equity instruments	(8,095)	(19,632)	(13,168)
Gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	206,855	(114,960)	14,883
CONSOLIDATED NET INCOME	2,568,707	1,277,324	2,423,188
Net income attributable to noncontrolling interests	319,076	164,760	321,604
Preferred dividends	3,337	3,337	3,337
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,246,294	$1,109,227	$2,098,247
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$6.84	$3.59	$6.81

Consolidated Net Income	$2,568,707	$1,277,324	$2,423,188
Unrealized gain (loss) on derivative hedge agreements	51,114	(106,548)	(4,066)
Net (gain) loss reclassified from accumulated other comprehensive loss into earnings	(7,285)	(106)	13,634
Currency translation adjustments	(38,772)	27,288	(1,850)
Changes in available-for-sale securities and other	(1,014)	180	718
Comprehensive income	2,572,750	1,198,138	2,431,624
Comprehensive income attributable to noncontrolling interests	319,629	155,646	322,627
Comprehensive income attributable to common stockholders	$2,253,121	$1,042,492	$2,108,997

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year
	Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$2,568,707	$1,277,324	$2,423,188
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	1,325,895	1,354,991	1,394,172
Loss on debt extinguishment	51,841	—	116,256
(Gain) loss upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities, and impairment, net	(206,855)	114,960	(14,883)
Gain on sale or exchange of equity interests	(178,672)	—	—
Unrealized losses in fair value of equity instruments	8,095	19,632	8,212
Straight-line lease loss (income)	22,619	19,950	(67,139)
Equity in income of unconsolidated entities	(782,837)	(219,870)	(444,349)
Distributions of income from unconsolidated entities	436,881	184,733	428,769
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	265,352	(415,911)	(157)
Deferred costs and other assets	(77,592)	(28,191)	(49,338)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	203,968	19,080	13,100
Net cash provided by operating activities	3,637,402	2,326,698	3,807,831
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(257,080)	(3,606,694)	(12,800)
Funding of loans to related parties	(15,848)	(8,236)	—
Repayments of loans to related parties	14,027	—	7,641
Capital expenditures, net	(527,935)	(484,119)	(876,011)
Cash impact from the consolidation of properties	5,595	—	1,045
Net proceeds from sale of assets	3,000	33,418	6,776
Investments in unconsolidated entities	(56,901)	(191,368)	(63,789)
Purchase of equity instruments	(33,605)	(32,955)	(374,231)
Proceeds from sales of equity instruments	65,504	30,000	—
Insurance proceeds for property restoration	7,200	31,198	5,662
Distributions of capital from unconsolidated entities and other	243,279	250,358	229,000
Net cash used in investing activities	(552,764)	(3,978,398)	(1,076,707)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(328)	1,556,148	(328)
Purchase of shares related to stock grant recipients' tax withholdings	(2,318)	(854)	(2,955)
Redemption of limited partner units	(2,220)	(16,106)	(6,846)
Purchase of treasury stock	—	(152,589)	(359,773)
Proceeds from the special purpose acquisition company IPO, net of transaction costs	338,121	—	—
Establishment of trust account for special purpose acquisition company	(345,000)	—	—
Distributions to noncontrolling interest holders in properties	(5,024)	(8,271)	(41,549)
Contributions from noncontrolling interest holders in properties	20,902	220	139
Preferred distributions of the Operating Partnership	(1,915)	(1,915)	(1,915)
Distributions to stockholders and preferred dividends	(2,351,764)	(1,443,183)	(2,558,944)
Distributions to limited partners	(337,021)	(219,095)	(388,542)
Cash paid to extinguish debt	(50,156)	—	(99,975)
Proceeds from issuance of debt, net of transaction costs	9,251,217	15,234,860	13,312,301
Repayments of debt	(10,076,809)	(12,955,275)	(12,427,699)
Net cash (used in) provided by financing activities	(3,562,315)	1,993,940	(2,576,086)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(477,677)	342,240	155,038
CASH AND CASH EQUIVALENTS, beginning of period	1,011,613	669,373	514,335
CASH AND CASH EQUIVALENTS, end of period	$533,936	$1,011,613	$669,373

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated Other
			Comprehensive	Capital in		Common Stock
	Preferred	Common	Income	Excess of Par	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	(Loss)	Value	Deficit	Treasury	Interests	Equity

Balance at December 31, 2018	$42,748	$32	$(126,017)	$9,700,418	$(4,893,069)	$(1,427,431)	$500,275	$3,796,956
Exchange of limited partner units (24,000 common shares, Note 8)				253			(253)	—
Series J preferred stock premium amortization	(328)							(328)
Stock incentive program (90,902 common shares, net)				(16,589)		16,589		—
Redemption of limited partner units (43,255 units)				(6,453)			(393)	(6,846)
Amortization of stock incentive				12,604				12,604
Treasury stock purchase (2,247,074 shares)						(359,773)		(359,773)
Long-term incentive performance units							20,749	20,749
Issuance of unit equivalents and other (16,336 common shares repurchased)				19	(29,523)	(2,956)	139	(32,321)
Unrealized gain on hedging activities			(3,553)				(513)	(4,066)
Currency translation adjustments			(1,489)				(361)	(1,850)
Changes in available-for-sale securities and other			623				95	718
Net loss reclassified from accumulated other comprehensive loss into earnings			11,832				1,802	13,634
Other comprehensive income			7,413				1,023	8,436
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				65,821			(65,821)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(2,558,944)		(388,541)	(2,947,485)
Distribution to other noncontrolling interest partners							(2,446)	(2,446)
Net income, excluding $1,915 attributable to preferred interests in the Operating Partnership and a $431 loss attributable to noncontrolling redeemable interests in properties					2,101,584		320,120	2,421,704
Balance at December 31, 2019	$42,420	$32	$(118,604)	$9,756,073	$(5,379,952)	$(1,773,571)	$384,852	$2,911,250
Exchange of limited partner units (293,204 common shares, Note 8)				2,028			(2,028)	—
Issuance of limited partner units (955,705 units)							79,601	79,601
Public offering of common stock (22,137,500 common shares)		2		1,556,477			—	1,556,479
Series J preferred stock premium amortization	(329)							(329)
Stock incentive program (462,967 common shares, net)				(35,662)		35,662		—
Redemption of limited partner units (116,658 units)				(15,163)			(943)	(16,106)
Amortization of stock incentive				11,660				11,660
Treasury stock purchase (1,245,654 shares)						(152,590)		(152,590)
Long-term incentive performance units							2,331	2,331
Issuance of unit equivalents and other (15,561 common shares repurchased)				30	34,894	(853)	(3,582)	30,489
Unrealized loss on hedging activities			(92,834)				(13,714)	(106,548)
Currency translation adjustments			22,694				4,594	27,288
Changes in available-for-sale securities and other			162				18	180
Net gain reclassified from accumulated other comprehensive loss into earnings			(93)				(13)	(106)
Other comprehensive income			(70,071)				(9,115)	(79,186)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				(95,755)			95,755	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(1,869,820)		(279,379)	(2,149,199)
Distribution to other noncontrolling interest partners							(3,507)	(3,507)
Net income, excluding $1,915 attributable to preferred interests in the Operating Partnership and a $6,044 loss attributable to noncontrolling redeemable interests in properties					1,112,564		168,889	1,281,453
Balance at December 31, 2020	$42,091	$34	$(188,675)	$11,179,688	$(6,102,314)	$(1,891,352)	$432,874	$3,472,346

			Accumulated Other
			Comprehensive	Capital in		Common Stock
	Preferred	Common	Income	Excess of Par	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	(Loss)	Value	Deficit	Treasury	Interests	Equity

Exchange of limited partner units (58,571 common shares, Note 8)				539			(539)	—
Series J preferred stock premium amortization	(328)							(328)
Stock incentive program (80,012 common shares, net)				(9,229)		9,229		—
Redemption of limited partner units (15,705 units)				(2,061)			(159)	(2,220)
Amortization of stock incentive				19,673				19,673
Long-term incentive performance units							17,755	17,755
Issuance of unit equivalents and other (20,374 common shares repurchased)				5,760	(44,319)	(2,318)	18,494	(22,383)
Unrealized gain on hedging activities			44,676				6,438	51,114
Currency translation adjustments			(33,932)				(4,840)	(38,772)
Changes in available-for-sale securities and other			(886)				(128)	(1,014)
Net gain reclassified from accumulated other comprehensive loss into earnings			(6,369)				(916)	(7,285)
Other comprehensive income			3,489				554	4,043
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				18,620			(18,620)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(1,926,706)		(276,698)	(2,203,404)
Distribution to other noncontrolling interest partners							(2,708)	(2,708)
Net income, excluding $1,915 attributable to preferred interests in the Operating Partnership and a $3,419 loss attributable to noncontrolling redeemable interests in properties					2,249,631		320,580	2,570,211
Balance at December 31, 2021	$41,763	$34	$(185,186)	$11,212,990	$(5,823,708)	$(1,884,441)	$491,533	$3,852,985

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	December 31,	December 31,
	2021	2020
ASSETS:
Investment properties, at cost	$37,932,366	$38,050,196
Less — accumulated depreciation	15,621,127	14,891,937
	22,311,239	23,158,259
Cash and cash equivalents	533,936	1,011,613
Tenant receivables and accrued revenue, net	919,654	1,236,734
Investment in TRG, at equity	3,305,102	3,451,897
Investment in Klépierre, at equity	1,661,943	1,729,690
Investment in other unconsolidated entities, at equity	3,075,375	2,603,571
Right-of-use assets, net	504,119	512,914
Investments held in trust - special purpose acquisition company	345,000	—
Deferred costs and other assets	1,121,011	1,082,168
Total assets	$33,777,379	$34,786,846
LIABILITIES:
Mortgages and unsecured indebtedness	$25,321,022	$26,723,361
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,433,216	1,311,925
Cash distributions and losses in unconsolidated entities, at equity	1,573,105	1,577,393
Distribution payable	1,468	486,922
Lease liabilities	506,931	515,492
Other liabilities	540,912	513,515
Total liabilities	29,376,654	31,128,608
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests	547,740	185,892
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	41,763	42,091
General Partner, 328,619,625 and 328,501,416 units outstanding, respectively	3,319,689	2,997,381
Limited Partners, 47,247,936 and 47,322,212 units outstanding, respectively	477,292	431,784
Total partners’ equity	3,838,744	3,471,256
Nonredeemable noncontrolling interests in properties, net	14,241	1,090
Total equity	3,852,985	3,472,346
Total liabilities and equity	$33,777,379	$34,786,846

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Year
	Ended December 31,
	2021	2020	2019
REVENUE:
Lease income	$4,736,719	$4,302,367	$5,243,771
Management fees and other revenues	106,483	96,882	112,942
Other income	273,587	208,254	398,476
Total revenue	5,116,789	4,607,503	5,755,189
EXPENSES:
Property operating	415,720	349,154	453,145
Depreciation and amortization	1,262,715	1,318,008	1,340,503
Real estate taxes	458,953	457,142	468,004
Repairs and maintenance	96,391	80,858	100,495
Advertising and promotion	114,303	98,613	150,344
Home and regional office costs	184,660	171,668	190,109
General and administrative	30,339	22,572	34,860
Other	140,518	137,679	104,942
Total operating expenses	2,703,599	2,635,694	2,842,402
OPERATING INCOME BEFORE OTHER ITEMS	2,413,190	1,971,809	2,912,787
Interest expense	(795,712)	(784,400)	(789,353)
Loss on extinguishment of debt	(51,841)	—	(116,256)
Gain on sale or exchange of equity interests (Note 6)	178,672	—	—
Income and other tax (expense) benefit	(157,199)	4,637	(30,054)
Income from unconsolidated entities	782,837	219,870	444,349
Unrealized losses in fair value of equity instruments	(8,095)	(19,632)	(13,168)
Gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	206,855	(114,960)	14,883
CONSOLIDATED NET INCOME	2,568,707	1,277,324	2,423,188
Net (loss) income attributable to noncontrolling interests	(6,053)	(4,378)	991
Preferred unit requirements	5,252	5,252	5,252
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$2,569,508	$1,276,450	$2,416,945
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$2,246,294	$1,109,227	$2,098,247
Limited Partners	323,214	167,223	318,698
Net income attributable to unitholders	$2,569,508	$1,276,450	$2,416,945
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$6.84	$3.59	$6.81

Consolidated Net Income	$2,568,707	$1,277,324	$2,423,188
Unrealized gain (loss) on derivative hedge agreements	51,114	(106,548)	(4,066)
Net (gain) loss reclassified from accumulated other comprehensive loss into earnings	(7,285)	(106)	13,634
Currency translation adjustments	(38,772)	27,288	(1,850)
Changes in available-for-sale securities and other	(1,014)	180	718
Comprehensive income	2,572,750	1,198,138	2,431,624
Comprehensive income attributable to noncontrolling interests	(2,634)	1,666	1,422
Comprehensive income attributable to unitholders	$2,575,384	$1,196,472	$2,430,202

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year
	Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$2,568,707	$1,277,324	$2,423,188
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	1,325,895	1,354,991	1,394,172
Loss on debt extinguishment	51,841	—	116,256
(Gain) loss on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities, and impairment, net	(206,855)	114,960	(14,883)
Gain on sale or exchange of equity interests	(178,672)	—	—
Unrealized losses in fair value of equity instruments	8,095	19,632	8,212
Straight-line lease loss (income)	22,619	19,950	(67,139)
Equity in income of unconsolidated entities	(782,837)	(219,870)	(444,349)
Distributions of income from unconsolidated entities	436,881	184,733	428,769
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	265,352	(415,911)	(157)
Deferred costs and other assets	(77,592)	(28,191)	(49,338)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	203,968	19,080	13,100
Net cash provided by operating activities	3,637,402	2,326,698	3,807,831
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(257,080)	(3,606,694)	(12,800)
Funding of loans to related parties	(15,848)	(8,236)	—
Repayments of loans to related parties	14,027	—	7,641
Capital expenditures, net	(527,935)	(484,119)	(876,011)
Cash impact from the consolidation of properties	5,595	—	1,045
Net proceeds from sale of assets	3,000	33,418	6,776
Investments in unconsolidated entities	(56,901)	(191,368)	(63,789)
Purchase of equity instruments	(33,605)	(32,955)	(374,231)
Proceeds from sale of equity instruments	65,504	30,000	—
Insurance proceeds for property restoration	7,200	31,198	5,662
Distributions of capital from unconsolidated entities and other	243,279	250,358	229,000
Net cash used in investing activities	(552,764)	(3,978,398)	(1,076,707)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(328)	1,556,148	(328)
Purchase of units related to stock grant recipients' tax withholdings	(2,318)	(854)	(2,955)
Redemption of limited partner units	(2,220)	(16,106)	(6,846)
Purchase of general partner units	—	(152,589)	(359,773)
Proceeds from the special purpose acquisition company IPO, net of transaction costs	338,121	—	—
Establishment of trust account for special purpose acquisition company	(345,000)	—	—
Distributions to noncontrolling interest holders in properties	(5,024)	(8,271)	(41,549)
Contributions from noncontrolling interest holders in properties	20,902	220	139
Partnership distributions	(2,690,700)	(1,664,193)	(2,949,401)
Cash paid to extinguish debt	(50,156)	—	(99,975)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	9,251,217	15,234,860	13,312,301
Mortgage and unsecured indebtedness principal payments	(10,076,809)	(12,955,275)	(12,427,699)
Net cash (used in) provided by financing activities	(3,562,315)	1,993,940	(2,576,086)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(477,677)	342,240	155,038
CASH AND CASH EQUIVALENTS, beginning of period	1,011,613	669,373	514,335
CASH AND CASH EQUIVALENTS, end of period	$533,936	$1,011,613	$669,373

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	Interests	Equity

Balance at December 31, 2018	$42,748	$3,253,933	$492,877	$7,398	$3,796,956
Series J preferred stock premium and amortization	(328)				(328)
Limited partner units exchanged to common units (24,000 units)		253	(253)		—
Stock incentive program (90,902 common units, net)		—			—
Amortization of stock incentive		12,604			12,604
Redemption of limited partner units (43,255 units)		(6,453)	(393)		(6,846)
Treasury unit purchase (2,247,074 units)		(359,773)			(359,773)
Long-term incentive performance units			20,749		20,749
Issuance of unit equivalents and other (16,336 common units)		(32,460)		139	(32,321)
Unrealized loss on hedging activities		(3,553)	(513)		(4,066)
Currency translation adjustments		(1,489)	(361)		(1,850)
Changes in available-for-sale securities and other		623	95		718
Net loss reclassified from accumulated other comprehensive loss into earnings		11,832	1,802		13,634
Other comprehensive income		7,413	1,023		8,436
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		65,821	(65,821)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(2,555,607)	(388,541)	(2,446)	(2,949,931)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915 and a $431 loss attributable to noncontrolling redeemable interests in properties	3,337	2,098,247	318,698	1,422	2,421,704
Balance at December 31, 2019	$42,420	$2,483,978	$378,339	$6,513	$2,911,250
Issuance of limited partner units (955,705 units)			79,601		79,601
Series J preferred stock premium and amortization	(329)				(329)
Limited partner units exchanged to common units (293,204 units)		2,028	(2,028)		—
Issuance of units related to Simon's public offering of its common stock (22,137,500 units)		1,556,479			1,556,479
Stock incentive program (462,967 common units, net)		—			—
Amortization of stock incentive		11,660			11,660
Redemption of limited partner units (116,658 units)		(15,163)	(943)		(16,106)
Treasury unit purchase (1,245,654 units)		(152,590)			(152,590)
Long-term incentive performance units			2,331		2,331
Issuance of unit equivalents and other (36,252 units and 15,561 common units)		34,071		(3,582)	30,489
Unrealized loss on hedging activities		(92,834)	(13,714)		(106,548)
Currency translation adjustments		22,694	4,594		27,288
Changes in available-for-sale securities and other		162	18		180
Net gain reclassified from accumulated other comprehensive loss into earnings		(93)	(13)		(106)
Other comprehensive income		(70,071)	(9,115)		(79,186)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		(95,755)	95,755		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(1,866,483)	(279,379)	(3,507)	(2,152,706)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915 and a $6,044 loss attributable to noncontrolling redeemable interests in properties	3,337	1,109,227	167,223	1,666	1,281,453
Balance at December 31, 2020	$42,091	$2,997,381	$431,784	$1,090	$3,472,346

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	Interests	Equity

Series J preferred stock premium and amortization	(328)				(328)
Limited partner units exchanged to common units (58,571 units)		539	(539)		—
Stock incentive program (80,012 common units, net)		—			—
Amortization of stock incentive		19,673			19,673
Redemption of limited partner units (15,705 units)		(2,061)	(159)		(2,220)
Long-term incentive performance units			17,755		17,755
Issuance of unit equivalents and other (20,374 common units)		(40,877)	1	18,493	(22,383)
Unrealized gain on hedging activities		44,676	6,438		51,114
Currency translation adjustments		(33,932)	(4,840)		(38,772)
Changes in available-for-sale securities and other		(886)	(128)		(1,014)
Net gain reclassified from accumulated other comprehensive loss into earnings		(6,369)	(916)		(7,285)
Other comprehensive income		3,489	554		4,043
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		18,620	(18,620)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(1,923,369)	(276,698)	(2,708)	(2,206,112)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915 and a $3,419 loss attributable to noncontrolling redeemable interests in properties	3,337	2,246,294	323,214	(2,634)	2,570,211
Balance at December 31, 2021	$41,763	$3,319,689	$477,292	$14,241	$3,852,985

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®.  As of December 31, 2021, we owned or held an interest in 199 income-producing properties in the United States, which consisted of 95 malls, 69 Premium Outlets, 14 Mills, six lifestyle centers, and 15 other retail properties in 37 states and Puerto Rico. We also own an 80% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. Internationally, as of December 31, 2021, we had ownership interests in 33 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of December 31, 2021, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 14 countries in Europe.

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

We also consolidate a variable interest entity, or VIE, when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements. There have been no changes during 2021 in previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During the periods presented, we did not provide financial or other support to any identified VIE that we were not contractually obligated to provide.

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

As of December 31, 2021, we consolidated 131 wholly-owned properties and 17 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We apply the equity method of accounting to the other 84 properties (the joint venture properties) and our investments in Klépierre (a publicly traded, Paris-based real estate company) and The Taubman Realty Group, LLC, or TRG, as well as our investments in certain entities involved in retail operations, such as J.C. Penney and SPARC Group; intellectual property and licensing ventures, such as Authentic Brands Group, LLC, or ABG, and Eddie Bauer Ipco; and an e-commerce venture Rue Gilt Groupe, or RGG, (collectively, our other platform investments).  We manage the day-to-day operations of 53 of the 84 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Canada, Spain, Thailand, and the United Kingdom comprise 23 of the remaining 31 properties. These international properties and TRG are managed by joint ventures in which we share control.

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

Our weighted average ownership interest in the Operating Partnership was as follows:

	For the Year Ended
	December 31,
	2021	2020	2019
Weighted average ownership interest	87.4%	86.9%	86.8%

As of December 31, 2021 and 2020, our ownership interest in the Operating Partnership was 87.4%. We adjust the noncontrolling limited partners’ interest at the end of each period to reflect their interest in the net assets of the Operating Partnership.

Preferred unit requirements in the Operating Partnership’s accompanying consolidated statements of operations and comprehensive income represent distributions on outstanding preferred units and are recorded when declared.

3. Summary of Significant Accounting Policies

Investment Properties

Investment properties consist of the following as of December 31:

	2021	2020
Land	$3,639,353	$3,700,023
Buildings and improvements	33,857,863	33,908,615
Total land, buildings and improvements	37,497,216	37,608,638
Furniture, fixtures and equipment	435,150	441,558
Investment properties at cost	37,932,366	38,050,196
Less — accumulated depreciation	15,621,127	14,891,937
Investment properties at cost, net	$22,311,239	$23,158,259
Construction in progress included above	$797,519	$773,061

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

	For the Year Ended
	December 31,
	2021	2020	2019
Capitalized interest	$31,204	$22,917	$33,342

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of equity instruments, our deferred compensation plan investments, the debt securities of our captive insurance subsidiary, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At December 31, 2021 and 2020, we had equity instruments with readily determinable fair values of $142.2 million and $41.9 million, respectively. Changes in the fair value of these equity instruments are recorded in unrealized losses in fair value of equity instruments in our consolidated statements of operations and comprehensive income. At December 31, 2021 and 2020, we had equity instruments without readily determinable fair values of $217.2 million and $309.3 million, respectively, for which we have elected the measurement alternative. We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the years ended December 31, 2021 and 2020.

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

At December 31, 2021 and 2020, we held debt securities of $60.9 million and $40.5 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

The equity instruments with readily determinable fair values we held at December 31, 2021 and 2020 were primarily classified as having Level 1 and Level 2 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts and interest rate swap agreements with a gross asset balance of $6.2 million at December 31, 2021 and an insignificant gross asset balance at December 31, 2020, and a gross liability balance of $1.5 million and $44.6 million at December 31, 2021 and 2020, respectively.

Note 7 includes a discussion of the fair value of debt measured using Level 2 inputs.  Notes 3, 4, and 6 include discussions of the fair values recorded in purchase accounting using Level 2 and Level 3 inputs.  Level 3 inputs to our purchase accounting and impairment analyses include our estimations of fair value, net operating results of the property, capitalization rates and discount rates.

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

Segment and Geographic Locations

Our primary business is the ownership, development, and management of premier shopping, dining, entertainment and mixed use real estate. We have aggregated our retail operations, including malls, Premium Outlets, The Mills, and our international investments into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of, and in many cases, the same, tenants.  As of December 31, 2021, approximately 7.1% of our consolidated long-lived assets and 3.0% of our consolidated total revenues were derived from assets located outside the United States.  As of December 31, 2020, approximately 6.9% of our consolidated long-lived assets and 2.4% of our consolidated total revenues were derived from assets located outside the United States.

Deferred Costs and Other Assets

Deferred costs and other assets include the following as of December 31:

	2021	2020
Deferred lease costs, net	$109,155	$169,651
In-place lease intangibles, net	14,107	3,905
Acquired above market lease intangibles, net	19,171	31,053
Marketable securities of our captive insurance companies	60,855	40,496
Goodwill	20,098	20,098
Other marketable and non-marketable securities	359,459	351,176
Prepaids, notes receivable and other assets, net	538,166	465,789
	$1,121,011	$1,082,168

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

Deferred Lease Costs

Our deferred leasing costs consist primarily of initial direct costs and, prior to the adoption of ASC 842, capitalized salaries and related benefits, in connection with lease originations. We record amortization of deferred leasing costs on a straight-line basis over the terms of the related leases. Details of these deferred costs as of December 31 are as follows:

	2021	2020
Deferred lease costs	$358,287	$407,288
Accumulated amortization	(249,132)	(237,637)
Deferred lease costs, net	$109,155	$169,651

Amortization of deferred leasing costs is a component of depreciation and amortization expense. The accompanying consolidated statements of operations and comprehensive income include amortization of deferred leasing costs as follows:

	For the Year Ended December 31,
	2021	2020	2019
Amortization of deferred leasing costs	$43,028	$51,349	$57,201

Intangibles

The average remaining life of in-place lease intangibles is approximately 2.8 years and is being amortized on a straight-line basis and is included with depreciation and amortization in the consolidated statements of operations and comprehensive income. The fair market value of above and below market leases is amortized into lease income over the remaining lease life as a component of reported lease income. The weighted average remaining life of these intangibles is approximately 2.6 years. The unamortized amount of below market leases is included in accounts payable, accrued expenses, intangibles and deferred revenues in the consolidated balance sheets and was $21.6 million and $28.7 million as of December 31, 2021 and 2020, respectively. The amount of amortization of above and below market leases, net, which increased lease income for the years ended December 31, 2021, 2020, and 2019, was $2.7 million, $1.3 million and $1.9 million, respectively. If a lease is terminated prior to the original lease termination, any remaining unamortized intangible is written off to earnings.

Details of intangible assets as of December 31 are as follows:

	2021	2020
In-place lease intangibles	$115,550	$173,094
Accumulated amortization	(101,443)	(169,189)
In-place lease intangibles, net	$14,107	$3,905

	2021	2020
Acquired above market lease intangibles	$133,224	$186,620
Accumulated amortization	(114,053)	(155,567)
Acquired above market lease intangibles, net	$19,171	$31,053

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Estimated future amortization and the increasing (decreasing) effect on lease income for our above and below market leases as of December 31, 2021 are as follows:

	Below	Above	Impact to
	Market	Market	Lease
	Leases	Leases	Income, Net
2022	$5,957	$(7,877)	$(1,920)
2023	4,470	(5,511)	(1,041)
2024	3,510	(3,733)	(223)
2025	2,374	(1,564)	810
2026	1,581	(459)	1,122
Thereafter	3,721	(27)	3,694
	$21,613	$(19,171)	$2,442

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

As of December 31, 2021, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	2	$375.0 million

The carrying value of our interest rate swap agreements, at fair value, as of December 31, 2021 was a net asset balance of $0.6 million and is included in deferred costs and other assets. We had no outstanding interest rate derivatives as of December 31, 2020. We generally do not apply hedge accounting to interest rate caps, which had an insignificant value as of December 31, 2021 and 2020, respectively.

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

The unamortized gain on our treasury locks and terminated hedges recorded in accumulated other comprehensive income was $6.9 million and $8.7 million as of December 31, 2021 and 2020, respectively. Within the next year, we expect to reclassify to earnings approximately $1.0 million of gains related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss).

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

We had the following Euro:USD forward contracts designated as net investment hedges at December 31, 2021 and 2020 (in millions):

		Asset (Liability) Value as of
		December 31,	December 31,
Notional Value	Maturity Date	2021	2020
€100.0	March 24, 2021	—	(3.9)
€100.0	March 24, 2021	—	(3.8)
€50.0	March 24, 2021	—	(2.3)
€50.0	March 24, 2021	—	(2.2)
€50.0	May 14, 2021	—	(2.2)
€50.0	May 14, 2021	—	(2.2)
€41.0	May 14, 2021	—	(1.9)
€20.0	May 14, 2021	—	(1.7)
€50.0	May 14, 2021	—	(2.1)
€50.0	May 14, 2021	—	(6.4)
€30.0	May 14, 2021	—	(2.6)
€60.0	December 20, 2021	—	(4.2)
€60.0	December 20, 2021	—	(4.1)
€30.0	December 20, 2021	—	(2.2)
€50.0	July 15, 2021	—	(0.1)
€50.0	July 15, 2021	—	(0.1)
€50.0	July 15, 2021	—	(0.1)
€61.0	September 17, 2021	—	(1.3)
€61.0	September 17, 2021	—	(1.2)
€60.0	March 15, 2022	2.8	—
€62.0	September 15, 2022	2.8	—
€44.5	September 15, 2022	(0.3)	—
€44.5	September 15, 2022	(0.4)	—
€89.0	December 16, 2022	(0.8)	—

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

The total accumulated other comprehensive income (loss) related to Simon’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was ($10.0) million and ($53.2) million as of December 31, 2021 and 2020, respectively. The total accumulated other comprehensive income (loss) related to the Operating Partnership’s derivative activities, including our share of the other comprehensive income (loss) from unconsolidated entities, was ($11.4) million and ($60.9) million as of December 31, 2021 and 2020, respectively.

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows as of December 31:

	2021	2020
Limited partners’ interests in the Operating Partnership	$477,292	$431,784
Nonredeemable noncontrolling interests in properties, net	14,241	1,090
Total noncontrolling interests reflected in equity	$491,533	$432,874

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

Accumulated Other Comprehensive Income (Loss)

Simon

The total accumulated other comprehensive income (loss) related to Simon’s currency translation adjustment was ($175.1) million, ($136.2) million and ($160.4) million as of December 31, 2021, 2020 and 2019, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of December 31:

	2021	2020	2019	Affected line item where net income is presented
Currency translation adjustments	$5,660	$(1,739)	$—	Gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net
	(712)	219	—	Net income attributable to noncontrolling interests
	$4,948	$(1,520)	—

Accumulated derivative gains (losses), net	$1,625	$1,845	$(2,782)	Interest expense
	—	—	(10,852)	Loss on extinguishment of debt
	(204)	(232)	1,802	Net income attributable to noncontrolling interests
	$1,421	$1,613	$(11,832)

The Operating Partnership

The total accumulated other comprehensive income (loss) related to the Operating Partnership’s currency translation adjustment was ($200.2) million, ($155.8) million and ($184.8) million as of December 31, 2021, 2020 and 2019, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of December 31:

	2021	2020	2019	Affected line item where net income is presented
Currency translation adjustments	$5,660	$(1,739)	$—	Gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net

Accumulated derivative gains (losses), net	$1,625	$1,845	$(2,782)	Interest expense
	—	—	(10,852)	Loss on extinguishment of debt
	$1,625	$1,845	$(13,634)

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

Revenues from insurance premiums charged to unconsolidated properties are recognized on a pro-rata basis over the terms of the policies. Insurance losses on these policies and our self-insurance for our consolidated properties are reflected in property operating expenses in the accompanying consolidated statements of operations and comprehensive income and include estimates for losses incurred but not reported as well as losses pending settlement. Estimates for losses are based on evaluations by third-party actuaries and management’s estimates. Total insurance reserves for our insurance subsidiaries and other self-insurance programs as of December 31, 2021 and 2020 approximated $77.2 million and $71.6 million, respectively, and are included in other liabilities in the consolidated balance sheets. Information related to the securities included in the investment portfolio of our captive insurance subsidiary is included within the “Equity Instruments and Debt Securities” section above.

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

As of December 31, 2021 and 2020, we had net deferred tax liabilities of $259.3 million and $251.1 million, respectively, which primarily relate to the temporary differences between the carrying value of balance sheet assets and liabilities and their tax bases. These differences were primarily created through the consolidation of various European assets in 2016. Additionally, we have deferred tax related to our TRSs, consisting of operating losses and other carryforwards for U.S. federal income tax purposes as well as the timing of the deductibility of losses or reserves from insurance subsidiaries, though these amounts are not material to the financial statements. The deferred tax asset in

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

included in deferred costs and other assets and the deferred tax liability is included in other liabilities in the accompanying consolidated balance sheets.

We are also subject to certain other taxes, including state and local taxes, franchise taxes, as well as income-based and withholding taxes on dividends from certain of our international investments, which are included in income and other taxes in the consolidated statements of operations and comprehensive income.

Our cash paid for taxes in each period was as follows:

	For the Year Ended December 31,
	2021	2020	2019
Cash paid for taxes	$102,454	$20,046	$21,626

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

New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, “Reference Rate Reform,” which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Additional optional expedients, exceptions, and clarifications were created in ASU 2021-01. The guidance is effective upon issuance and generally can be applied to any contract modifications or existing and new hedging relationships through December 31, 2022. We elected the expedients in conjunction with transitioning certain debt instruments, as discussed in note 7, to alternative benchmark indexes.  There was no impact on our consolidated financial statements at adoption.

4. Real Estate Acquisitions and Dispositions

We acquire interests in properties to generate both current income and long-term appreciation in value. We acquire interests in individual properties or portfolios of real estate companies that meet our investment criteria and sell properties which no longer meet our strategic criteria. Unless otherwise noted below, gains and losses on these transactions are included in gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

incurred a minimal amount of transaction expenses during 2021, 2020, and 2019. Refer to Note 6 for disclosure of unconsolidated joint venture acquisitions and dispositions.

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

2021 Dispositions

During 2021, we recorded net gains of $176.8 million primarily related to disposition activity which included the foreclosure of three consolidated retail properties in satisfaction of their respective $180.0 million, $120.9 million and $100.0 million non-recourse mortgage loans.

2020 Dispositions

On October 1, 2020, we disposed of our interest in one consolidated retail property. A portion of the gross proceeds on this transaction of $33.4 million was used to partially repay a cross-collateralized mortgage. Our share of the $12.3 million gain is included in (loss) gain on sale or disposed of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statement of operation and comprehensive income.

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

Simon

	For the Year Ended December 31,
	2021	2020	2019
Net Income attributable to Common Stockholders — Basic and Diluted	$2,246,294	$1,109,227	$2,098,247
Weighted Average Shares Outstanding — Basic and Diluted	328,587,137	308,737,625	307,950,112

For the year ended December 31, 2021, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the years ended December 31, 2021, 2020, and 2019. We have not adjusted net income attributable to

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared. On February 7, 2022, Simon’s Board of Directors declared a quarterly cash dividend for the first quarter of 2022 of $1.65 per share, payable on March 31, 2022 to shareholders of record on March 10, 2022.

The Operating Partnership

	For the Year Ended December 31,
	2021	2020	2019
Net Income attributable to Unitholders — Basic and Diluted	$2,569,508	$1,276,450	$2,416,945
Weighted Average Units Outstanding — Basic and Diluted	375,866,759	355,281,882	354,724,019

For the year ended December 31, 2021, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the years ended December 31, 2021, 2020, and 2019. We accrue distributions when they are declared. On February 7, 2022, Simon’s Board of Directors declared a quarterly cash distribution for the first quarter of 2022 of $1.65 per unit, payable on March 31, 2022 to unitholders of record on March 10, 2022.

The taxable nature of the dividends declared and Operating Partnership distributions declared for each of the years ended as indicated is summarized as follows:

	For the Year Ended December 31,
	2021	2020	2019
Total dividends/distributions paid per common share/unit	$5.85	$6.00	$8.30
Percent taxable as ordinary income	93.10%	97.40%	100.00%
Percent taxable as long-term capital gains	6.90%	2.60%	0.00%
	100.00%	100.00%	100.00%

6. Investments in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in Note 2, we held joint venture interests in 84 properties as of December 31, 2021 and December 31, 2020.

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

We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of December 31, 2021 and 2020, we had construction loans and other advances to these related parties totaling $88.4 million, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

Unconsolidated Entity Transactions

On July 1, 2021, we contributed to ABG all of our interests in both the Forever 21 and Brooks Brothers licensing ventures in exchange for additional interests in ABG. As a result, in the third quarter of 2021, we recognized a non-cash

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

pre-tax gain of $159.8 million, which is included in gain on sale or exchange of equity interests in the consolidated statement of operations, representing the difference between the fair value of the interests received determined using Level 3 inputs and the carrying value of the licensing ventures less costs to sell. In connection with this transaction, we recorded deferred tax expense of $47.9 million which is included in income and other tax (expense) benefit in the consolidated statements of operations and comprehensive income. On December 20, 2021, we sold a portion of our interest in ABG, resulting in a pre-tax gain of $18.8 million, which is included in gain on sale or exchange of equity interests in the consolidated statement of operations. In connection with this transaction, we recorded tax expense of $8.0 million which is included in income and other tax (expense) benefit in the consolidated statements of operations and comprehensive income. Subsequently, we acquired additional interests in ABG for cash consideration of $100.0 million. At December 31, 2021, our interest in ABG was approximately 10.4%.

During the fourth quarter of 2021, we disposed of our interest in an unconsolidated property resulting in a gain of $3.4 million which is included in (gain) loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the consolidated statements of operations and comprehensive income. Our share of the proceeds from this transaction was $3.0 million.

On June 1, 2021, we and our partner, ABG, acquired the intellectual property of Eddie Bauer. Our non-controlling interest in the licensing venture is 49% and was acquired for cash consideration of $100.8 million.

During the second quarter of 2021, we sold our interest in one multi-family residential investment. Our share of the gross proceeds from this transaction was $27.1 million. The gain of $14.9 million on the sale is included in other income in the accompanying consolidated statement of operations and comprehensive income.

On December 29, 2020, we completed the acquisition of an 80% noncontrolling ownership interest in TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. Under the terms of the transaction, we, through the Operating Partnership, acquired all of Taubman Centers, Inc., or Taubman, common stock for $43.00 per share in cash. Total consideration for the acquisition, including the redemption of Taubman’s $192.5 million 6.5% Series J Cumulative Preferred Shares and its $170.0 million 6.25% Series K Cumulative Preferred Shares, and the issuance of 955,705 Operating Partnership units, was approximately $3.5 billion.  Our investment includes the 6.38% Series A Cumulative Redeemable Preferred Units for $362.5 million issued to us. Our share of net (loss) income was ($118.1 million) for the year ended December 31, 2021, which includes amortization of our excess investment of $196.1 million. In connection with the finalization of the purchase price allocation, we recorded additional amortization of our excess investment of $52.4 million in the fourth quarter of 2021 as a revision to the preliminary amortization previously recorded.  Substantially all of our investment has been allocated to investment property based upon fair values determined at the acquisition date using Level 2 and 3 inputs.  TRG’s total assets, total liabilities, and noncontrolling interests were $4.0 billion, $4.8 billion, and $155.9 million, respectively, as of December 31, 2021 and $4.1 billion, $5.0 billion and $154.0 million, respectively, as of December 31, 2020.  TRG’s total revenue, operating income before other items and consolidated net income were approximately $586.7 million, $196.5 million, and $96.8 million, respectively, for the year ended December 31, 2021, before consideration of the amortization of our excess investment.

On December 7, 2020, we and a group of co-investors acquired certain assets and liabilities of J.C. Penney, a department store retailer, out of bankruptcy. Our non-controlling interest in the venture is 41.67% and was acquired for cash consideration of $125.0 million.

In the third quarter of 2020, we recorded an other-than-temporary impairment charge of $55.2 million, representing our equity method investment balance in three joint venture properties, which is included in (loss) gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net, in the accompanying consolidated statement of operations and comprehensive income. Additionally, in the third quarter of 2020 and in the fourth quarter of 2019, we recorded an other-than-temporary impairment charge of $36.1 million and $47.2 million, respectively, related to an investment, which is included in gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net, in the accompanying consolidated statements of operations and comprehensive income.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

On February 19, 2020, we and a group of co-investors acquired certain assets and liabilities of Forever 21, a retailer of apparel and accessories, out of bankruptcy. The interests were acquired through two separate joint ventures, a licensing venture and an operating venture. Our aggregate investment in the ventures was $67.6 million. In connection with the acquisition of our interest, the Forever 21 joint venture recorded a non-cash bargain purchase gain in the second quarter of 2020, of which our share of $35.0 million pre-tax is included in income from unconsolidated entities in the consolidated statement of operations and comprehensive income. In the first quarter of 2021, we and our partner, ABG, each acquired additional 12.5% interests in the licensing and operations of Forever 21, our share of which was $56.3 million, bringing our respective interests to 50%. Subsequently, the Forever 21 operations were merged into SPARC Group.

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

In 2016, we and a group of co-investors acquired certain assets and liabilities of Aéropostale, a retailer of apparel and accessories, out of bankruptcy and subsequently renamed SPARC Group.  The interests were acquired through two separate joint ventures, a licensing venture and an operating venture.  In April 2018, we contributed our entire interest in the licensing venture in exchange for additional interests in ABG, a brand development, marketing, and entertainment company.  In January 2020, we acquired additional interests of 5.05% and 1.37% in SPARC Group and ABG, respectively, for $6.7 million and $33.5 million, respectively. During the third quarter of 2020, SPARC acquired certain assets and operations of Brooks Brothers and Lucky Brands out of bankruptcy. During the second quarter of 2021, SPARC Group acquired certain assets and operations of Eddie Bauer. At December 31, 2021, our noncontrolling equity method interests in the operations venture of SPARC Group was 50.0%.

International Investments

We conduct our international operations primarily through joint venture arrangements and account for the majority of these international joint venture investments using the equity method of accounting.

European Investments

At December 31, 2021, we owned 63,924,148 shares, or approximately 22.4%, of Klépierre, which had a quoted market price of $23.65 per share. Our share of net income, net of amortization of our excess investment, was $145.1 million, $26.5 million and $145.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP, Klépierre’s total assets, total liabilities, and noncontrolling interests were $18.1 billion, $11.9 billion, and $1.3 billion, respectively, as of December 31, 2021 and $20.9 billion, $14.4 billion, and $1.4 billion, respectively, as of December 31, 2020. Klépierre’s total revenues, operating income before other items and consolidated net income were approximately $1.2 billion, $380.5 million and $848.1 million, respectively, for the year ended December 31, 2021, $1.3 billion, $327.3 million and $211.2 million, respectively, for the year ended December 31, 2020, and $1.5 billion, $626.3 million and $655.5 million, respectively, for the year ended December 31, 2019, before consolidation of the amortization of our excess investment.

During the year ended December 31, 2021, Klépierre elected to step-up the tax basis of certain assets in Italy, which triggered a one-time payment at a significantly reduced tax rate. As a result of the step-up in tax basis, a previously established deferred tax liability was reversed resulting in a non-cash gain, of which our share was $118.4 million.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

During the year ended December 31, 2021, we recorded a net gain of $1.2 million related to the disposition of certain assets of Klépierre. During the year ended December 31, 2020, we recorded a $4.3 million net loss related to the impairment and disposition of certain assets of Klépierre. During the year ended December 31, 2019, we recorded a gain of $58.6 million related to the disposition of certain assets of Klépierre. These transactions are included in gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

We have an interest in a European investee that had interests in 11 Designer Outlet properties as of December 31, 2021, ten Designer Outlet properties as of December 31, 2020, and nine Designer Outlet properties as of December 31, 2019. Seven of which are consolidated by us as of December 31, 2021. As of December 31, 2021, our legal percentage ownership interests in these properties ranged from 23% to 94%. Due to certain redemption rights held by our venture partner, which will require us to purchase their interests under certain circumstances, the noncontrolling interest is presented (i) in the accompanying Simon consolidated balance sheets outside of equity in limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties and (ii) in the accompanying Operating Partnership consolidated balance sheets within preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties.

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

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we also have a direct minority ownership in three of those outlets. At December 31, 2021 and 2020, the carrying value of these equity instruments without readily determinable fair values was $140.8 million and is included in deferred costs and other assets.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40%noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $206.1 million and $216.8 million as of December 31, 2021 and 2020, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $194.9 million and $184.7 million as of December 31, 2021 and 2020, respectively, including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

A summary of the combined balance sheets and statements of operations of our equity method investments and share of income from such investments, excluding our investments in Klépierre and TRG, as well as our other platform investments.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

COMBINED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets:
Investment properties, at cost	$19,724,242	$20,079,476
Less - accumulated depreciation	8,330,891	8,003,863
	11,393,351	12,075,613
Cash and cash equivalents	1,481,287	1,169,422
Tenant receivables and accrued revenue, net	591,369	749,231
Right-of-use assets, net	154,561	185,598
Deferred costs and other assets	394,691	380,087
Total assets	$14,015,259	$14,559,951
Liabilities and Partners’ Deficit:
Mortgages	$15,223,710	$15,569,485
Accounts payable, accrued expenses, intangibles, and deferred revenue	995,392	969,242
Lease liabilities	158,372	188,863
Other liabilities	383,018	426,321
Total liabilities	16,760,492	17,153,911
Preferred units	67,450	67,450
Partners’ deficit	(2,812,683)	(2,661,410)
Total liabilities and partners’ deficit	$14,015,259	$14,559,951
Our Share of:
Partners’ deficit	$(1,207,396)	$(1,130,713)
Add: Excess Investment	1,283,645	1,399,757
Our net Investment in unconsolidated entities, at equity	$76,249	$269,044

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

As of December 31, 2021, scheduled principal repayments on these joint venture properties’ mortgage indebtedness, assuming the obligations remain outstanding through the initial maturities, are as follows:

2022	$2,111,105
2023	1,515,170
2024	2,851,788
2025	1,755,169
2026	3,032,175
Thereafter	3,995,886
Total principal maturities	15,261,293
Debt issuance costs	(37,583)
Total mortgages	$15,223,710

This debt becomes due in installments over various terms extending through 2035 with interest rates ranging from 0.16% to 9.98% and a weighted average interest rate of 3.60% at December 31, 2021.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

COMBINED STATEMENTS OF OPERATIONS

	December 31,
	2021	2020	2019
REVENUE:
Lease income	$2,797,221	$2,544,134	$3,088,594
Other income	319,956	300,634	322,398
Total revenue	3,117,177	2,844,768	3,410,992
OPERATING EXPENSES:
Property operating	575,584	519,979	587,062
Depreciation and amortization	686,790	692,424	681,764
Real estate taxes	263,325	262,351	266,013
Repairs and maintenance	79,300	68,722	85,430
Advertising and promotion	72,441	67,434	89,660
Other	200,899	163,710	196,178
Total operating expenses	1,878,339	1,774,620	1,906,107
Operating Income Before Other Items	1,238,838	1,070,148	1,504,885
Interest expense	(605,591)	(616,332)	(636,988)
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	34,814	—	24,609
Net Income	$668,061	$453,816	$892,506
Third-Party Investors’ Share of Net Income	$333,304	$226,364	$460,696
Our Share of Net Income	$334,757	$227,452	$431,810
Amortization of Excess Investment	(64,974)	(82,097)	(83,556)
Our Share of Gain on Sale or Disposal of Assets and Interests in Other Income in the Consolidated Financial Statements	(14,941)	—	(9,156)
Our Share of Gain on Sale or Disposal of, or Recovery on, Assets and Interests in Unconsolidated Entities, net	(541)	—	(1,133)
Income from Unconsolidated Entities	$254,301	$145,355	$337,965

Our share of income from unconsolidated entities in the above table, aggregated with our share of results from our investments in Klépierre and TRG, as well as our other platform investments, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.  Unless otherwise noted, our share of the gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net is reflected within gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

7. Indebtedness

Our mortgages and unsecured indebtedness, excluding the impact of derivative instruments, consist of the following as of December 31:

	2021	2020
Fixed-Rate Debt:
Mortgage notes, including $2,892 and $3,348 of net premiums and $14,619 and $15,237 of debt issuance costs, respectively. Weighted average interest and maturity of 3.61% and 4.3 years at December 31, 2021.	$4,546,614	$5,803,718
Unsecured notes, including $30,964 and $22,470 of net discounts and $83,147 and $74,622 of debt issuance costs, respectively. Weighted average interest and maturity of 2.93% and 9.6 years at December 31, 2021.	18,254,507	16,985,990
Commercial Paper (see below)	500,000	623,020
Total Fixed-Rate Debt	23,301,121	23,412,728
Variable-Rate Debt:
Mortgage notes, including $4,354 and $7,102 of debt issuance costs, respectively. Weighted average interest and maturity of 1.70% and 1.6 years at December 31, 2021.	803,495	1,137,034
Credit Facilities (see below), including $22,039 and $16,171 of debt issuance costs, respectively.	1,152,961	2,108,829
Total Variable-Rate Debt	1,956,456	3,245,863
Other Debt Obligations	63,445	64,770
Total Mortgages and Unsecured Indebtedness	$25,321,022	$26,723,361

General.  Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of December 31, 2021, we were in compliance with all covenants of our unsecured debt.

At December 31, 2021, our consolidated subsidiaries were the borrowers under 36 non-recourse mortgage notes secured by mortgages on 39 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At December 31, 2021, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Unsecured Debt

At December 31, 2021, our unsecured debt consisted of $18.4 billion of senior unsecured notes of the Operating Partnership, $125.0 million outstanding under the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, $1.05 billion outstanding under the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and $500.0 million outstanding under the Operating Partnership’s global unsecured commercial paper program, or Commercial Paper program.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

The Credit Facility also included an additional single, delayed-draw $2.0 billion term loan facility, or Term Facility, or together with the Credit Facility and the Supplemental Facility, the Credit Facilities, which the Operating Partnership drew on December 15, 2020, and repaid in 2021.

In November 2021, we amended our Credit Facility to transition the borrowing rates from LIBOR to successor benchmark indexes. The Credit Facility can be increased in the form of additional commitments in an aggregate not to exceed $1.0 billion, for a total aggregate size of $5.0 billion, subject to obtaining additional lender commitments and satisfying certain customary conditions precedent.  Borrowings may be denominated in U.S. dollars, Euro, Yen, Pounds, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 95% of the maximum revolving credit amount, as defined. The initial maturity date of the Credit Facility is June 30, 2024. The Credit Facility can be extended for two additional six-month periods to June 30, 2025, at our sole option, subject to satisfying certain customary conditions precedent.

Borrowings under the Credit Facility bear interest, at our election, at either (i) (x) for Term Benchmark Loans, the Adjusted Term SOFR Rate, the applicable Local Rate, the Adjusted EURIBOR Rate, or the Adjusted TIBOR Rate, (y) for RFR Loans, if denominated in Sterling, SONIA plus a benchmark adjustment and if denominated in Dollars, Daily Simple SOFR plus a benchmark adjustment, or (z) for Daily SOFR Loans, the Adjusted Floating Overnight Daily SOFR Rate, in each case of clauses (x) through (z) above, plus a margin determined by our corporate credit rating of between 0.650% and 1.400% or (ii) for loans denominated in U.S. Dollars only, the base rate (which rate is equal to the greatest of the prime rate, the federal funds effective rate plus 0.500% or Adjusted Term SOFR Rate for one month plus 1.000%) (the “Base Rate”), plus a margin determined by our corporate credit rating of between 0.000% and 0.400%. The Credit Facility includes a facility fee determined by our corporate credit rating of between 0.100% and 0.300% on the aggregate revolving commitments under the Credit Facility.  Based upon our current credit ratings, the interest rate on the Credit Facility is SOFR plus 72.5 basis points, plus a spread adjustment to account for the transition from LIBOR to SOFR.

In October 2021, we amended, restated, and extended the Supplemental Facility. The Supplemental Facility’s initial borrowing capacity of $3.5 billion may be increased to $4.5 billion during its term and provides for borrowings denominated in U.S. dollars, Euro, Yen, Pounds, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 100% of the maximum revolving credit amount, as defined. The initial maturity date of the Supplemental Facility is January 31, 2026 and can be extended for an additional year to January 31, 2027 at our sole option, subject to satisfying certain customary conditions precedent.

Borrowings under the Supplemental Facility bear interest, at our election, at either (i) (x) for Term Benchmark Loans, the Adjusted Term SOFR Rate, the applicable Local Rate, the Adjusted EURIBOR Rate, or the Adjusted TIBOR Rate, (y) for RFR Loans, if denominated in Sterling, SONIA plus a benchmark adjustment and if denominated in Dollars, Daily Simple SOFR plus a benchmark adjustment, or (z) for Daily SOFR Loans, the Adjusted Floating Overnight Daily SOFR Rate, in each case of clauses (x) through (z) above, plus a margin determined by our corporate credit rating of between 0.650% and 1.400% or (ii) for loans denominated in U.S. Dollars only, the base rate (which rate is equal to the greatest of the prime rate, the federal funds effective rate plus 0.500% or Adjusted Term SOFR Rate for one month plus 1.000%) (the “Base Rate”), plus a margin determined by our corporate credit rating of between 0.000% and 0.400%. The Supplemental Facility includes a facility fee determined by our corporate credit rating of between 0.100% and 0.300% on the aggregate revolving commitments under the Supplemental Facility.  Based upon our current credit ratings, the interest rate on the Supplemental Facility is SOFR plus 72.5 basis points, plus a spread adjustment to account for the transition from LIBOR to SOFR.

On December 31, 2021, we had an aggregate available borrowing capacity of $5.8 billion under the Facilities. The maximum aggregate outstanding balance under the Facilities during the year ended December 31, 2021 was $2.1 billion and the weighted average outstanding balance was $519.9 million. Letters of credit of $11.8 million were outstanding under the Facilities as of December 31, 2021.

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes will be sold under customary terms in the U.S. and

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness.  The Commercial Paper program is supported by the Credit Facilities, and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On December 31, 2021, we had $500.0 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar denominated notes with a weighted average interest rate of 0.22%.  These borrowings have a weighted average maturity date of January 23, 2022 and reduce amounts otherwise available under the Credit Facilities.

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

On March 19, 2021, the Operating Partnership completed the issuance of €750 million ($893.0 million U.S. dollar equivalent as of the issuance date) of senior unsecured notes at a fixed rate of 1.125% with a maturity date of March 19, 2033, the proceeds of which were used on March 23, 2021 to repay the remaining $1.25 billion under the Term Facility reducing it to zero.

On August 18, 2021, the Operating Partnership completed the issuance of the following senior unsecured notes: $550 million with a fixed interest rate of 1.375%, and $700 million with a fixed interest rate of 2.250%, with maturity dates of January 15, 2027, and 2032, respectively.

In the third quarter of 2021, the Operating Partnership completed the optional redemption of all of its outstanding $550 million 2.350% notes due on January 30, 2022, $600 million 2.625% notes due on June 15, 2022, and $500 million 2.750% notes due on February 1, 2023. We recorded a $28.6 million loss on extinguishment of debt as a result on the optional redemptions.

On December 14, 2021, the Operating Partnership drew $1.05 billion under the Supplemental Facility, the proceeds of which funded the early extinguishment of 9 mortgages with a principal balance of $1.16 billion. We recorded a $20.3 million loss on extinguishment of debt as a result of this transaction.

On January 11, 2022, the Operating Partnership completed the issuance of the following senior unsecured notes: $500 million with a floating interest rate of SOFR plus 43 basis points, and $700 million with a fixed interest rate of 2.650%, with maturity dates of January 11, 2024 and February 1, 2032, respectively. The proceeds were used to repay $1.05 billion outstanding under the Supplemental Facility on January 12, 2022.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Mortgage Debt

Total mortgage indebtedness was $5.4 billion and $7.0 billion at December 31, 2021 and 2020, respectively.

Debt Maturity and Other

Our scheduled principal repayments on indebtedness as of December 31, 2021, assuming the obligations remain outstanding through the initial maturities, are as follows:

2022	$1,898,889	(1)
2023	1,230,712
2024	2,828,818
2025	2,669,547
2026	3,920,142
Thereafter	12,861,700
Total principal maturities	25,409,808
Net unamortized debt premium	28,055
Net unamortized debt discount	(56,127)
Debt issuance costs, net	(124,159)
Other Debt Obligations	63,445
Total mortgages and unsecured indebtedness	$25,321,022

(1)	Includes $500.0 million in Global Commercial Paper.

Our cash paid for interest in each period, net of any amounts capitalized, was as follows:

	For the Year Ended December 31,
	2021	2020	2019
Cash paid for interest	$822,182	$754,306	$803,728

Debt Issuance Costs

Our debt issuance costs consist primarily of financing fees we incurred in order to obtain long-term financing. We record amortization of debt issuance costs on a straight-line basis over the terms of the respective loans or agreements. Details of those debt issuance costs as of December 31 are as follows:

	2021	2020
Debt issuance costs	$227,774	$202,859
Accumulated amortization	(103,615)	(89,727)
Debt issuance costs, net	$124,159	$113,132

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

	For the Year Ended December 31,
	2021	2020	2019
Amortization of debt issuance costs	$24,794	$23,076	$21,499
Amortization of debt discounts/(premiums)	168	174	1,571

Fair Value of Debt

The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and unsecured indebtedness including commercial paper was $23.3 billion and $23.4 billion as of December 31, 2021 and 2020, respectively. The fair values of these financial instruments and the related discount rate assumptions as of December 31 are summarized as follows:

	December 31,	December 31,
	2021	2020
Fair value of consolidated fixed rate mortgages and unsecured indebtedness (in millions)	$24,597	$25,327
Weighted average discount rates assumed in calculation of fair value for fixed rate mortgages	3.17%	2.41%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	3.33%	2.63%

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

Common Stock and Unit Issuances and Repurchases

In 2021, Simon issued 58,571 shares of common stock to seven limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. During the year ended December 31, 2021, the Operating Partnership redeemed 15,705 units from seven limited partners for $2.2

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

million.  In 2020, Simon issued 293,204 shares of common stock to 20 limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. During the year ended December 31, 2020, the Operating Partnership redeemed 116,658 units from four limited partners for $16.1 million.  These transactions increased Simon’s ownership interest in the Operating Partnership.

On December 29, 2020, the Operating Partnership issued 955,705 units in connection with the acquisition of an 80% ownership interest in TRG, as discussed in Note 6.

On November 18, 2020, we issued 22,137,500 shares of common stock in a public offering at a price of $72.50 per share, before underwriting discounts and commissions.  The Operating Partnership issued an equal number of units to Simon.  A portion of the $1.6 billion proceeds from the offering, net of issue costs, were used to fund the Operating Partnership’s acquisition of an 80% ownership interest in TRG.

On February 13, 2017, Simon’s Board of Directors authorized a two-year extension of the previously authorized $2.0 billion common stock repurchase plan through March 31, 2019.  On February 11, 2019, Simon's Board of Directors authorized a new common stock repurchase plan.  Under the plan, Simon was authorized to repurchase up to $2.0 billion of its common stock during the two-year period ending February 11, 2021.  The Repurchase Program was not extended.  Simon repurchased the shares in the open market or in privately negotiated transactions as market conditions warranted.  During the year ended December 31, 2020, Simon purchased 1,245,654 shares at an average price of $122.50 per share.  During the year ended December 31, 2019, Simon purchased 2,247,074 shares at an average price of $160.11 per share, of which 46,377 shares at an average price of $164.49 were purchased as part of the previous program.  As Simon repurchased shares under this program, the Operating Partnership repurchased an equal number of units from Simon.

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

The remaining noncontrolling interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control, are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date. Changes in the redemption value of the underlying noncontrolling interest are recorded and presented within accumulated deficit in the consolidated statements of equity in the line issuance of unit equivalents and other. There were no noncontrolling interests redeemable at amounts in excess of fair value as of December 31, 2021 and 2020. The

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as of December 31.

	2021	2020
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests	522,203	160,355
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$547,740	$185,892

Refer to Note 3 for discussion of the noncontrolling redeemable interest related to the SPAC.

7.50% Cumulative Redeemable Preferred Units.  This series of preferred units accrues cumulative quarterly distributions at a rate of $7.50 annually. The preferred units are redeemable by the Operating Partnership upon the death of the survivor of the original holders, or the transfer of any preferred units to any person or entity other than the persons or entities entitled to the benefits of the original holder. The redemption price is the liquidation value ($100.00 per preferred unit) plus accrued and unpaid distributions, payable either in cash or fully registered shares of common stock at our election. In the event of the death of a holder of the preferred units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the holder may require the Operating Partnership to redeem the preferred units at the same redemption price payable at the option of the Operating Partnership in either cash or shares of common stock.  These preferred units have a carrying value of $25.5 million and are included in limited partners’ preferred interest in the Operating Partnership in the consolidated balance sheets at December 31, 2021 and 2020.

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

Noncontrolling Redeemable Interests in Properties   Redeemable instruments, which typically represent the remaining noncontrolling interests in a property or portfolio of properties, and which are redeemable at the option of the holder or in circumstances that may be outside our control, are accounted for as temporary equity.  The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within equity and are presented in the consolidated statements of equity in the line issuance of unit equivalents and other.  There are no noncontrolling interests redeemable at amounts in excess of fair value as of December 31, 2021 and 2020.  The following table summarizes the preferred units and the amount of the noncontrolling redeemable interests in properties as of December 31.

	2021	2020
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests	522,203	160,355
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$547,740	$185,892

Refer to Note 3 for discussion of the noncontrolling redeemable interest related to the SPAC.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

7.50% Cumulative Redeemable Preferred Units   The 7.50% preferred units accrue cumulative quarterly distributions at a rate of $7.50 annually.  We may redeem the preferred units upon the death of the survivor of the original holders, or the transfer of any preferred units to any person or entity other than the persons or entities entitled to the benefits of the original holder.  The redemption price is the liquidation value ($100.00 per preferred unit) plus accrued and unpaid distributions, payable either in cash or fully registered shares of common stock of Simon at our election.  In the event of the death of a holder of the 7.5% preferred units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the holder may require the Operating Partnership to redeem the preferred units at the same redemption price payable at the Operating Partnership’s option in either cash or fully registered shares of common stock of Simon.  These preferred units have a carrying value of $25.5 million and are included in preferred units, at liquidation value in the consolidated balance sheets at December 31, 2021 and 2020.

Permanent Equity

Simon

Preferred Stock.  Dividends on all series of preferred stock are calculated based upon the preferred stock’s preferred return multiplied by the preferred stock’s corresponding liquidation value. The Operating Partnership pays preferred distributions to Simon equal to the dividends Simon pays on the preferred stock issued.

Series J 8 3/8% Cumulative Redeemable Preferred Stock.  Dividends accrue quarterly at an annual rate of 8 3/8% per share. Simon can redeem this series, in whole or in part, on or after October 15, 2027 at a redemption price of $50.00 per share, plus accumulated and unpaid dividends. This preferred stock was issued at a premium of $7.5 million. The unamortized premium included in the carrying value of the preferred stock at December 31, 2021 and 2020 was $1.9 million and $2.2 million, respectively.

The Operating Partnership

Series J 8 3/8% Cumulative Redeemable Preferred Units.     Distributions accrue quarterly at an annual rate of 8 3/8% per unit on the Series J 8 3/8% preferred units, or Series J preferred units.  Simon owns all of the Series J preferred units which have the same economic rights and preferences of an outstanding series of Simon preferred stock.  The Operating Partnership can redeem this series, in whole or in part, when Simon can redeem the related preferred stock, on and after October 15, 2027 at a redemption price of $50.00 per unit, plus accumulated and unpaid distributions. The Series J preferred units were issued at a premium of $7.5 million.  The unamortized premium included in the carrying value of the preferred units at December 31, 2021 and 2020 was $1.9 million and $2.2 million, respectively.  There are 1,000,000 Series J preferred units authorized and 796,948 Series J preferred units issued and outstanding.

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

The 2019 Plan is administered by the Compensation and Human Capital Committees.  The Compensation and Human Capital Committees determines which eligible individuals may participate and the type, extent and terms of the awards to be granted to them.  In addition, the Compensation and Human Capital Committees interprets the 2019 Plan and makes all other determinations deemed advisable for its administration.  Options granted to employees become exercisable over the period determined by the Compensation and Human Capital Committees.  The exercise price of an employee option may not be less than the fair market value of the shares on the date of grant.  Employee options generally vest over a three-year period and expire ten years from the date of grant.

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

Stock Based Compensation

Our long-term incentive compensation awards under our stock based compensation plans primarily take the form of LTIP units, restricted stock grants and restricted stock units.  These awards are either market or performance-based and are based on various individual, corporate and business unit performance measures as further described below. The expense related to these programs, net of amounts capitalized, is included within home and regional office costs and general and administrative costs in the accompanying statements of operations and comprehensive income.  In the first quarter of 2021, the Compensation and Human Capital Committees established and made awards under a 2021 Long-Term Incentive Program, or 2021 LTI Program.  Awards under the 2021 LTI Program took the form of LTIP units and restricted stock units, or RSUs, as further discussed below.

LTIP Programs.  The Compensation and Human Capital Committees has approved long-term, performance based incentive compensation programs, or the LTIP programs, for certain senior employees. Awards under the LTIP programs take the form of LTIP units, a form of limited partnership interest issued by the Operating Partnership, which are subject to the participant maintaining employment with us through certain dates and other conditions as described in the applicable award agreements. Awarded LTIP units not earned in accordance with the conditions set forth in the applicable award agreements are forfeited. Earned and fully vested LTIP units are equivalent to units of the Operating Partnership. During the performance period, participants are entitled to receive distributions on the LTIP units awarded to them equal to 10% of the regular quarterly distributions paid on a unit of the Operating Partnership. As a result, we account for these LTIP units as participating securities under the two-class method of computing earnings per share.

In 2018, the Compensation and Human Capital Committees established and granted awards under a redesigned LTIP program, or the 2018 LTIP program.  Awards under the 2018 LTIP program were granted in two tranches, Tranche A LTIP units and Tranche B LTIP units. Each of the Tranche A LTIP units and the Tranche B LTIP units will be considered earned if, and only to the extent to which, the respective goals based on Funds From Operations, or FFO, per share or Relative TSR Goal performance criteria, as defined in the applicable award agreements, are achieved during the applicable two-year and three-year performance periods of the Tranche A LTIP units and Tranche B LTIP units, respectively.  One half of the earned Tranche A LTIP units will vest on January 1, 2021 with the other one-half vesting on January 1, 2022.

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

In 2021 and 2019, the Compensation and Human Capital Committees established and granted awards under a redesigned LTIP program, or the 2021 LTIP program and the 2019 LTIP program, respectively.  Awards under these programs will be considered earned if, and only to the extent to which, the respective performance conditions (based on Funds From Operations, or FFO, per share, and Objective Criteria Goals) and market conditions (based on Relative or

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

absolute TSR performance), as defined in the applicable award agreements, are achieved during the applicable three-year measurement period, subject to the recipient’s continued employment through the applicable vesting dates.  Any units determined to be earned LTIP units under the 2021 LTIP program will vest on January 1, 2025 and any units determined to be earned LTIP units under the 2019 LTIP program will vest on January 1, 2023.  The 2021 LTIP program provides that the amount earned related to the performance-based portion of the awards is dependent on Simon’s FFO performance and achievement of certain objective criteria goals and has a maximum potential fair value at grant date of $18.4 million.  The 2019 LTIP program provides that the amount earned related to the performance-based portion of the awards is dependent on Simon’s FFO performance and achievement of certain objective criteria goals and has a maximum potential fair value at issuance of $22.1 million.

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

The Compensation and Human Capital Committees approved LTIP unit grants as shown in the table below. The extent to which LTIP units were earned, and the aggregate grant date fair value, are as follows:

LTIP Program	LTIP Units Earned	Grant Date Fair Value of TSR Award	Grant Date Target Value of Performance-Based Awards
2018 LTIP program - Tranche A	38,148	$6.1 million	$6.1 million
2018 LTIP program - Tranche B	-	$6.1 million	$6.1 million
2019 LTIP program	To be determined in 2022	$9.5 million	$14.7 million
2021 LTIP program	To be determined in 2024	$5.7 million	$12.2 million

We recorded compensation expense, net of capitalization and forfeitures, related to LTIP programs of approximately $13.4 million, $1.9 million, and $15.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Restricted Stock and Restricted Stock Units.  The 2019 plan also provides for shares of restricted stock to be granted to certain employees at no cost to those employees, subject to achievement of individual performance and certain financial and return-based performance measures established by the Compensation and Human Capital Committees related to the most recent year’s performance. Once granted, the shares of restricted stock then vest annually over a three-year or a four-year period (as defined in the award). The cost of restricted stock grants, which is based upon the stock’s fair market value on the grant date, is recognized as expense ratably over the vesting period. Through December 31, 2021 a total of 5,858,453 shares of restricted stock, net of forfeitures, have been awarded under the 1998 plan, and 561,849 shares of restricted stock and RSUs have been awarded under the 2019 plan.

During the first quarter of 2021, as part of the 2021 LTI Program the Compensation and Human Capital Committees established a grant of 37,976 time-based RSUs under the 2019 Plan at a weighted average fair market value of $112.92 per share.  These awards will vest, subject to the grantee's continued service, on March 1, 2024.  The $4.3 million grant date fair value of the awards is being recognized as expense over the three-year vesting service period.

During 2020, the Compensation and Human Capital Committees established a one-time grant of 312,263 time-based RSUs under the 2019 Plan at a weighted average fair market value of $84.37 per share.  These awards will vest, subject to the grantee's continued service on each applicable vesting date, in one-third increments on January 1, 2022,

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

January 1, 2023, and January 1, 2024.  The grant date fair value of the awards of $26.3 million is being recognized as expense over the three-year vesting service period.

Information regarding restricted stock awards is summarized in the following table for each of the years presented:

	For the Year Ended
	December 31,
	2021	2020	2019
Shares of restricted stock awarded during the year, net of forfeitures	80,012	462,966	90,902
Weighted average fair value of shares granted during the year	$115.34	$73.28	$181.94
Annual amortization	$19,673	$11,660	$12,604

We recorded compensation expense, net of capitalization, related to restricted stock for employees and non-employee directors of approximately $20.2 million, $10.3 million, and $11.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

We also maintain a tax-qualified retirement 401(k) savings plan and offer no other post-retirement or post-employment benefits to our employees.

Exchange Rights

Simon

Limited partners in the Operating Partnership have the right to exchange all or any portion of their units for shares of common stock on a one-for-one basis or cash, as determined by Simon’s Board of Directors. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of Simon’s common stock at that time. At December 31, 2021, Simon had reserved 54,492,801 shares of common stock for possible issuance upon the exchange of units, stock options and Class B common stock.

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

	For the Year Ended
	December 31,
	2021	2020	2019
Fixed lease income	$3,701,991	$3,871,395	$4,293,401
Variable lease income	1,034,728	430,972	950,370
Total lease income	$4,736,719	$4,302,367	$5,243,771

Tenant receivables and accrued revenue in the accompanying consolidated balance sheets includes straight-line receivables of $568.7 million and $597.6 million at December 31, 2021 and 2020, respectively.

Minimum fixed lease consideration under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration and amounts deferred in relation to the COVID-19 pandemic, which with respect to deferrals are expected to be collected primarily in 2022 and 2023, as of December 31, 2021, is as follows:

2022	$3,098,505
2023	2,611,384
2024	2,082,985
2024	1,650,164
2025	1,252,534
Thereafter	3,291,874
$13,987,446

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

Lease Commitments

As of December 31, 2021, a total of 23 of the consolidated properties are subject to ground leases. The termination dates of these ground leases range from 2022 to 2090, including periods for which exercising an extension option is reasonably assured. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total sales of the property. In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2023 to 2028. These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate, and utility expenses. Some of our ground and office leases include escalation clauses. All of our lease arrangements are

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

classified as operating leases.  We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Year Ended
	December 31,
	2021	2020	2019
Operating Lease Cost
Fixed lease cost	$32,492	$31,404	$31,000
Variable lease cost	15,454	13,270	16,833
Sublease income	(705)	(746)	(694)
Total operating lease cost	$47,241	$43,928	$47,139

	For the Year Ended
	December 31,
	2021	2020	2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$47,824	$44,570	$48,519

Weighted-average remaining lease term - operating leases	33.6 years	34.4 years	35.6 years
Weighted-average discount rate - operating leases	4.87%	4.86%	4.87%

Future minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2022	$32,838
2023	32,979
2024	33,114
2025	33,124
2026	33,138
Thereafter	855,079
$1,020,272
Impact of discounting	(513,341)
Operating lease liabilities	$506,931

Insurance

We maintain insurance coverage with third-party carriers who provide a portion of the coverage for specific layers of potential losses, including commercial general liability, fire, flood, extended coverage and rental loss insurance on all of our properties in the United States as well as cyber coverage. The initial portion of coverage not provided by third-party carriers may be insured through our wholly-owned captive insurance company, or other financial arrangements controlled by us. If required, a third-party carrier has, in turn, agreed to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier’s insurance policy with us. A similar insurance policy written either through our captive insurance company or other financial arrangements controlled by us also provides initial coverage for property insurance and certain windstorm risks.

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

Hurricane Impacts

During the third quarter of 2017, two of our wholly-owned properties located in Puerto Rico sustained significant property damage and business interruption as a result of Hurricane Maria.  Since the date of the loss, we have received $84.0 million of insurance proceeds from third-party carriers related to the two properties located in Puerto Rico, of which $48.3 million was used for property restoration and remediation and to reduce the insurance recovery receivable.  During the years ended December 31, 2021 and 2020, we recorded $2.1 million and $5.2 million, respectively, as business interruption income, which was recorded in other income in the accompanying consolidated statements of operations and comprehensive income.

During the third quarter of 2020, one of our properties located in Texas experienced property damage and business interruption as a result of Hurricane Hanna.  We wrote-off assets of approximately $9.6 million, and recorded an insurance recovery receivable, and have received $14.0 million of insurance proceeds from third-party carriers.  The proceeds were used for property restoration and remediation and reduced the insurance recovery receivable.  During the year ended December 31, 2021, we recorded a $3.5 million gain related to property insurance recovery of previously depreciated assets.  This amount was recorded in gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net.

During the third quarter of 2020, one of our properties located in Louisiana experienced property damage and business interruption as a result of Hurricane Laura.   We wrote-off assets of approximately $11.1 million and recorded an insurance recovery receivable, and have received $27.5 million of insurance proceeds from third-party carriers.  The proceeds were used for property restoration and remediation and reduced the insurance recovery receivable.  During the year ended December 31, 2021, we recorded a $17.5 million gain related to property insurance recovery of previously depreciated assets.  This amount was recorded in gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net.

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of December 31, 2021 and 2020, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $209.9 million and $219.2 million, respectively. Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which have estimated fair values in excess of the guaranteed amount.

Concentration of Credit Risk

Our U.S. Malls, Premium Outlets, and The Mills rely upon anchor tenants to attract customers; however, anchors do not contribute materially to our financial results as many anchors own their spaces. All material operations are within the United States and no customer or tenant accounts for 5% or more of our consolidated revenues.

COVID-19

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, or COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has had a material negative impact on economic and market conditions around the world, and, notwithstanding the fact that vaccines are being administered in the United States and elsewhere, the pandemic continues to adversely impact economic activity in retail real estate. The impact of the COVID-19 pandemic continues to evolve and governments and other authorities, including where we own or hold interests in properties, have at times imposed measures intended to control its spread,

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

including restrictions on freedom of movement, group gatherings and business operations such as travel bans, border closings, business closures, quarantines, stay-at-home, shelter-in-place orders, density limitations and social distancing measures.  As a result of the COVID-19 pandemic and these measures, the Company has experienced and may continue to experience material impacts including changes in the ability to recognize revenue due to changes in our assessment of the probability of collection of lease income and asset impairment charges as a result of changing cash flows generated by our properties and investments.

11. Related Party Transactions

Transactions with Affiliates

Our management company provides office space and legal, human resource administration, property specific financing and other support services to Melvin Simon & Associates, Inc., or MSA, a related party, for which we received a fee of $0.6 million in each of 2021, 2020 and 2019. In addition, pursuant to management agreements that provide for our receipt of a management fee and reimbursement of our direct and indirect costs, we have managed since 1993 two shopping centers owned by entities in which David Simon and Herbert Simon have ownership interests, for which we received a fee of $3.5 million, $3.3 million, and $3.9 million in 2021, 2020, and 2019, respectively.

Transactions with Unconsolidated Joint Ventures

As described in Note 2, our management company provides management, insurance, and other services to certain unconsolidated joint ventures.  Amounts received for such services were $102.1 million, $92.7 million, and $108.2 million in 2021, 2020, and 2019, respectively.  During 2021, 2020, and 2019, we recorded development, royalty, and other fee income, net of elimination, related to our unconsolidated international joint ventures of $12.4 million, $13.1 million, and $14.8 million, respectively.  The fees related to our international investments are included in other income in the accompanying consolidated statements of operations and comprehensive income.  Neither MSA, David Simon, or Herb Simon have an ownership interest in any of our unconsolidated joint ventures, except through their ownership interests in the Company or the Operating Partnership.

We have investments in retailers including J.C. Penney and SPARC Group, and these retailers are lessees at certain of our operating properties.  Lease income from the date of our investments in our consolidated statements of operations and comprehensive income related to these retailers was $82.5 million, $54.1 million, and $20.9 million for the years ended December 31, 2021, 2020, and 2019, respectively, net of elimination.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

12. Quarterly Financial Data (Unaudited)

Quarterly 2021 and 2020 data is summarized in the table below. Quarterly amounts may not sum to annual amounts due to rounding.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2021
Total revenue	$1,239,951	$1,254,146	$1,296,554	$1,326,138
Operating income before other items	604,612	604,723	612,324	591,533
Consolidated net income	510,460	705,869	778,648	573,730
Simon Property Group, Inc.
Net income attributable to common stockholders	$445,860	$617,257	$679,936	$503,241
Net income per share — Basic and Diluted	$1.36	$1.88	$2.07	$1.53
Weighted average shares outstanding — Basic and Diluted	328,514,497	328,594,136	328,619,163	328,619,248
Simon Property Group, L.P.
Net income attributable to unitholders	$510,085	$706,087	$777,740	$575,596
Net income per unit — Basic and Diluted	$1.36	$1.88	$2.07	$1.53
Weighted average units outstanding — Basic and Diluted	375,836,653	375,875,290	375,882,318	375,872,212
2020
Total revenue (1)	$1,353,360	$1,062,041	$1,060,674	$1,131,429
Operating income before other items	654,869	450,868	404,024	462,047
Consolidated net income	505,404	290,548	168,646	312,726
Simon Property Group, Inc.
Net income attributable to common stockholders	$437,605	$254,213	$145,926	$271,483
Net income per share — Basic and Diluted	$1.43	$0.83	$0.48	$0.86
Weighted average shares outstanding — Basic and Diluted	306,504,084	305,882,326	305,913,431	316,595,345
Simon Property Group, L.P.
Net income attributable to unitholders	$504,263	$292,863	$168,086	$311,238
Net income per unit — Basic and Diluted	$1.43	$0.83	$0.48	$0.86
Weighted average units outstanding — Basic and Diluted	353,191,960	352,410,392	352,420,845	363,050,401

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of December 31, 2021. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

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

We assessed the effectiveness of Simon’s internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, we believe that, as of December 31, 2021, Simon’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

The audit report of Ernst & Young LLP on their assessment of Simon's internal control over financial reporting as of December 31, 2021 is set forth within Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, Simon's internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of December 31, 2021. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

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

We assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, we believe that, as of December 31, 2021, the Operating Partnership’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

The audit report of Ernst & Young LLP on their assessment of the Operating Partnership’s internal control over financial reporting as of December 31, 2021 is set forth within Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2022 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A and the information included under the caption "Information about our Executive Officers" in Part I hereof.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2022 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2022 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2022 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2021 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

The Audit Committee of Simon's Board of Directors pre-approves all audit and permissible non-audit services to be provided by Ernst & Young LLP (PCAOB ID: 42), or Ernst & Young, Simon’s and the Operating Partnership’s independent registered public accounting firm, prior to commencement of services. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve specific services up to specified individual and aggregate fee amounts. These pre-approval decisions are presented to the full Audit Committee at the next scheduled meeting after such approvals are made.  We have incurred fees as shown below for services from Ernst & Young as Simon’s and the Operating Partnership’s independent registered public accounting firm and for services provided to our managed consolidated and joint venture properties and our consolidated non-managed properties. Ernst & Young has advised us that it has billed or will bill these indicated amounts for the following categories of services for the years ended December 31, 2021 and 2020, respectively:

	2021	2020
Audit Fees (1)	$5,444,000	$4,707,000
Audit Related Fees (2)	4,890,000	5,068,000
Tax Fees (3)	276,000	359,000
All Other Fees	—	—
(1)

Audit Fees include fees for the audits of the financial statements and the effectiveness of internal control over financial reporting and quarterly reviews for Simon and the Operating Partnership and services associated with the related SEC registration statements, periodic reports, and other documents issued in connection with securities offerings, and varies based on our capital markets and transaction activity.

(2)

Audit-Related Fees include audits of individual or portfolios of properties and schedules to comply with lender, joint venture partner or contract requirements and due diligence services for our managed consolidated and joint venture entities and our consolidated non-managed entities.  Our share of these Audit-Related Fees was approximately 57% and 60% for the years ended 2021 and 2020, respectively.

(3)

Tax Fees include fees for international and other tax consulting services, tax due diligence and tax return compliance services associated with the tax returns for certain managed joint ventures as well as other miscellaneous tax compliance services.  Our share of these Tax Fees was approximately 71% and 81% for 2021 and 2020, respectively.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

			Page No.
(a)	(1)	Financial Statements
		The following consolidated financial statements of Simon Property Group, Inc. and Simon Property Group, L.P. are set forth in Part II, item 8.
		Reports of Independent Registered Public Accounting Firm	78
		Consolidated Financial Statements of Simon Property Group, Inc. Consolidated Balance Sheets as of December 31, 2021 and 2020	87
		Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019	88
		Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	89
		Consolidated Statements of Equity for the years ended December 31, 2021, 2020 and 2019	90
		Consolidated Financial Statements of Simon Property Group, L.P. Consolidated Balance Sheets as of December 31, 2021 and 2020	92
		Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019	93
		Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	94
		Consolidated Statements of Equity for the years ended December 31, 2021, 2020 and 2019	95
		Notes to Consolidated Financial Statements	97
	(2)	Financial Statement Schedule
		Simon Property Group, Inc. and Simon Property Group, L.P. Schedule III — Schedule of Real Estate and Accumulated Depreciation	147
		Notes to Schedule III	153
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

10.48*

Form of Restricted Stock Unit Agreement under Simon Property Group, L.P. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.48 of Simon Property Group, Inc.’s Annual Report on Form 10-K filed February 25, 2021).

10.49*

Form of Simon Property Group Series 2021 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s  Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 10, 2021).

10.50*

Form of Certificate of Designation of Series 2021 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s  Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 10, 2021).

Exhibits
10.51

Second Amended and Restated $3,500,000,000 Credit Agreement dated as of October 26, 2021 (incorporated by reference to Exhibit 99.2 of Simon Property Group, L.P.’s Current Report on Form 8-K filed October 28, 2021).

10.52	Amendment No. 1 to Second Amended and Restated $6,000,000,000 Credit Agreement, dated as of November 4, 2021.

21.1	List of Subsidiaries of Simon Property Group Inc. and Simon Property Group, L.P.

23.1	Simon Property Group, Inc. — Consent of Ernst & Young LLP.

23.2	Simon Property Group, L.P. — Consent of Ernst & Young LLP.

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
Date: February 24, 2022

SIMON PROPERTY GROUP, L.P.

/s/ DAVID SIMON
David Simon
Chairman of the Board of Directors, Chief Executive Officer and President of Simon Property Group, Inc., General Partner
Date: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Simon Property Group, Inc., for itself and in its capacity as General Partner of Simon Property Group, L.P., and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer) and President	February 24, 2022
David Simon

/s/ HERBERT SIMON	Chairman Emeritus and Director	February 24, 2022
Herbert Simon

/s/ RICHARD S. SOKOLOV	Vice Chairman and Director	February 24, 2022
Richard S. Sokolov

/s/ LARRY C. GLASSCOCK	Director	February 24, 2022
Larry C. Glasscock

/s/ REUBEN S. LEIBOWITZ	Director	February 24, 2022
Reuben S. Leibowitz

/s/ J. ALBERT SMITH, JR.	Director	February 24, 2022
J. Albert Smith, Jr.

/s/ KAREN N. HORN	Director	February 24, 2022
Karen N. Horn

/s/ ALLAN HUBBARD	Director	February 24, 2022
Allan Hubbard

/s/ DANIEL C. SMITH	Director	February 24, 2022
Daniel C. Smith

Signature	Capacity	Date

/s/ GARY M. RODKIN	Director	February 24, 2022
Gary M. Rodkin

/s/ GLYN F. AEPPEL	Director	February 24, 2022
Glyn F. Aeppel

/s/ STEFAN M. SELIG	Director	February 24, 2022
Stefan M. Selig

/s/ MARTA R. STEWART	Director	February 24, 2022
Marta R. Stewart

/s/ PEGGY F. ROE	Director	February 24, 2022
Peggy F. Roe
/s/ BRIAN J. MCDADE	Executive Vice President, Chief Financial Officer (Principal Financial Officer) and Treasurer	February 24, 2022
Brian J. McDade

/s/ ADAM J. REUILLE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2022
Adam J. Reuille

SCHEDULE III

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2021

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition

Malls
Barton Creek Square	Austin, TX	$—	$2,903	$20,929	$7,983	$93,731	$10,886	$114,660	$125,546	$67,339	1981
Battlefield Mall	Springfield, MO	—	3,919	27,231	3,000	73,269	6,919	100,500	107,419	74,823	1970
Bay Park Square	Green Bay, WI	—	6,278	25,623	4,106	30,901	10,384	56,524	66,907	34,368	1980
Brea Mall	Brea (Los Angeles), CA	—	39,500	209,202	2,993	81,393	42,493	290,595	333,088	166,527	1998	(4)
Broadway Square	Tyler, TX	—	11,306	32,431	—	52,984	11,306	85,415	96,721	43,517	1994	(4)
Burlington Mall	Burlington (Boston), MA	—	46,600	303,618	27,458	260,644	74,058	564,262	638,320	263,024	1998	(4)
Castleton Square	Indianapolis, IN	—	26,250	98,287	7,434	78,851	33,684	177,138	210,822	125,790	1972
Cielo Vista Mall	El Paso, TX	—	1,005	15,262	608	54,450	1,613	69,712	71,325	50,865	1974
College Mall	Bloomington, IN	—	1,003	16,245	720	70,036	1,723	86,281	88,004	49,845	1965
Columbia Center	Kennewick, WA	—	17,441	66,580	—	43,135	17,441	109,715	127,156	67,064	1987
Copley Place	Boston, MA	—	—	378,045	—	200,624	—	578,669	578,669	271,506	2002	(4)
Coral Square	Coral Springs (Miami), FL	—	13,556	93,630	—	20,187	13,556	113,817	127,373	91,266	1984
Cordova Mall	Pensacola, FL	—	18,626	73,091	7,321	70,907	25,947	143,998	169,945	84,955	1998	(4)
Domain, The	Austin, TX	210,000	40,436	197,010	—	155,117	40,436	352,127	392,563	186,040	2005
Empire Mall	Sioux Falls, SD	180,452	35,998	192,186	—	32,637	35,998	224,823	260,821	76,189	1998	(5)
Fashion Mall at Keystone, The	Indianapolis, IN	—	—	120,579	29,145	111,089	29,145	231,668	260,813	139,363	1997	(4)
Firewheel Town Center	Garland (Dallas), TX	—	8,438	82,716	—	29,889	8,438	112,605	121,043	67,382	2004
Forum Shops at Caesars, The	Las Vegas, NV	—	—	276,567	—	285,180	—	561,747	561,747	316,592	1992
Greenwood Park Mall	Greenwood (Indianapolis), IN	—	2,423	23,445	5,253	124,482	7,676	147,927	155,603	95,160	1979
Haywood Mall	Greenville, SC	—	11,585	133,893	6	42,034	11,591	175,927	187,518	117,494	1998	(4)
King of Prussia	King of Prussia (Philadelphia), PA	—	175,063	1,128,200	—	383,148	175,063	1,511,348	1,686,411	513,981	2003	(5)
La Plaza Mall (13)	McAllen, TX	—	87,912	9,828	6,569	188,482	94,481	198,310	292,791	58,002	1976
Lakeline Mall	Cedar Park (Austin), TX	—	10,088	81,568	14	24,446	10,102	106,014	116,116	67,646	1995
Lenox Square	Atlanta, GA	—	37,447	492,411	—	142,110	37,447	634,521	671,968	390,709	1998	(4)
Livingston Mall	Livingston (New York), NJ	—	22,214	105,250	—	47,600	22,214	152,850	175,064	100,502	1998	(4)
Mall of Georgia	Buford (Atlanta), GA	—	47,492	326,633	—	13,980	47,492	340,613	388,105	207,009	1999	(5)
McCain Mall	N. Little Rock, AR	—	—	9,515	10,142	28,634	10,142	38,149	48,290	18,749	1973
Menlo Park Mall	Edison (New York), NJ	—	65,684	223,252	—	88,717	65,684	311,969	377,653	199,039	1997	(4)
Midland Park Mall	Midland, TX	—	687	9,213	1,196	42,037	1,883	51,250	53,133	23,361	1980
Miller Hill Mall	Duluth, MN	—	2,965	18,092	1,811	43,110	4,776	61,202	65,978	46,574	1973
North East Mall	Hurst (Dallas), TX	—	128	12,966	19,010	143,969	19,138	156,935	176,073	120,393	1971
Ocean County Mall	Toms River (New York), NJ	—	20,404	124,945	3,277	87,686	23,681	212,631	236,312	108,360	1998	(4)
Orland Square	Orland Park (Chicago), IL	—	35,439	129,906	—	78,380	35,439	208,286	243,725	123,882	1997	(4)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2021

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition

Oxford Valley Mall	Langhorne (Philadelphia), PA	32,783	20,872	100,287	—	20,040	20,872	120,327	141,199	87,416	2003	(4)
Penn Square Mall	Oklahoma City, OK	310,000	2,043	155,958	—	60,572	2,043	216,530	218,573	143,182	2002	(4)
Pheasant Lane Mall	Nashua, NH	—	3,902	155,068	550	49,963	4,452	205,031	209,483	122,652	2004	(5)
Phipps Plaza	Atlanta, GA	—	15,005	210,610	—	276,793	15,005	487,403	502,408	180,970	1998	(4)
Plaza Carolina	Carolina (San Juan), PR	225,000	15,493	279,560	—	79,328	15,493	358,888	374,381	182,915	2004	(4)
Prien Lake Mall	Lake Charles, LA	—	1,842	2,813	3,053	71,722	4,895	74,535	79,430	29,705	1972
Rockaway Townsquare	Rockaway (New York), NJ	—	41,918	212,257	—	71,558	41,918	283,815	325,733	168,749	1998	(4)
Roosevelt Field	Garden City (New York), NY	—	163,160	702,008	1,246	372,918	164,406	1,074,926	1,239,332	567,080	1998	(4)
Ross Park Mall	Pittsburgh, PA	$—	$23,541	$90,203	$5,815	$123,154	$29,356	$213,357	$242,713	$137,717	1986
Santa Rosa Plaza	Santa Rosa, CA	—	10,400	87,864	—	27,226	10,400	115,090	125,490	70,604	1998	(4)
Shops at Chestnut Hill, The	Chestnut Hill (Boston), MA	120,000	449	25,102	38,864	106,768	39,313	131,871	171,184	48,064	2002	(5)
Shops at Nanuet, The	Nanuet, NY	—	28,125	142,860	—	8,778	28,125	151,638	179,763	47,385	2013
Shops at Riverside, The	Hackensack (New York), NJ	—	13,521	238,746	—	265,172	13,521	503,918	517,439	117,769	2007	(4) (5)
South Hills Village	Pittsburgh, PA	—	23,445	125,840	1,472	84,426	24,917	210,266	235,183	114,736	1997	(4)
South Shore Plaza	Braintree (Boston), MA	—	101,200	301,495	—	164,885	101,200	466,380	567,580	281,716	1998	(4)
Southdale Mall	Edina (Minneapolis), MN	—	41,430	184,967	—	81,994	41,430	266,961	308,391	73,542	2007	(4) (5)
SouthPark	Charlotte, NC	—	42,092	188,055	100	208,086	42,192	396,141	438,333	236,456	2002	(4)
St. Charles Towne Center	Waldorf (Washington, DC), MD	—	7,710	52,934	1,180	27,286	8,890	80,220	89,110	62,210	1990
Stanford Shopping Center	Palo Alto (San Jose), CA	—	—	339,537	—	194,716	—	534,253	534,253	229,236	2003	(4)
Summit Mall	Akron, OH	85,000	15,374	51,137	—	55,450	15,374	106,587	121,961	68,650	1965
Tacoma Mall	Tacoma (Seattle), WA	—	37,113	125,826	—	173,286	37,113	299,112	336,225	154,263	1987
Tippecanoe Mall	Lafayette, IN	—	2,897	8,439	5,517	46,663	8,414	55,102	63,516	45,141	1973
Town Center at Boca Raton	Boca Raton (Miami), FL	—	64,200	307,317	—	245,850	64,200	553,167	617,367	325,402	1998	(4)
Towne East Square	Wichita, KS	—	8,024	18,479	4,108	56,584	12,132	75,063	87,195	47,791	1975
Treasure Coast Square	Jensen Beach, FL	—	11,124	72,990	3,067	39,325	14,191	112,315	126,506	79,344	1987
Tyrone Square	St. Petersburg (Tampa), FL	—	15,638	120,962	1,459	50,233	17,097	171,195	188,292	117,286	1972
University Park Mall	Mishawaka, IN	—	10,762	118,164	7,000	58,155	17,762	176,319	194,081	148,669	1996	(4)
Walt Whitman Shops	Huntington Station (New York), NY	—	51,700	111,258	3,789	130,566	55,489	241,824	297,313	138,124	1998	(4)
White Oaks Mall	Springfield, IL	42,594	2,907	35,692	2,468	65,150	5,375	100,842	106,217	61,714	1977
Wolfchase Galleria	Memphis, TN	155,152	16,407	128,276	—	17,244	16,407	145,520	161,927	102,290	2002	(4)
Woodland Hills Mall	Tulsa, OK	—	34,211	187,123	—	36,573	34,211	223,696	257,907	152,940	2004	(5)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2021

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition

Premium Outlets
Albertville Premium Outlets	Albertville (Minneapolis), MN	—	3,900	97,059	—	10,069	3,900	107,128	111,028	56,242	2004	(4)
Allen Premium Outlets	Allen (Dallas), TX	—	20,932	69,788	—	44,770	20,932	114,558	135,490	39,846	2004	(4)
Aurora Farms Premium Outlets	Aurora (Cleveland), OH	—	2,370	24,326	—	9,045	2,370	33,371	35,741	25,244	2004	(4)
Birch Run Premium Outlets	Birch Run (Detroit), MI	123,000	11,477	77,856	—	8,978	11,477	86,834	98,311	40,083	2010	(4)
Camarillo Premium Outlets	Camarillo (Los Angeles), CA	—	16,599	224,721	395	73,858	16,994	298,579	315,572	155,743	2004	(4)
Carlsbad Premium Outlets	Carlsbad (San Diego), CA	—	12,890	184,990	96	10,584	12,986	195,574	208,560	93,869	2004	(4)
Carolina Premium Outlets	Smithfield (Raleigh), NC	—	3,175	59,863	5,311	7,682	8,486	67,545	76,031	39,192	2004	(4)
Chicago Premium Outlets	Aurora (Chicago), IL	—	659	118,005	13,050	96,798	13,709	214,803	228,512	89,810	2004	(4)
Cincinnati Premium Outlets	Monroe (Cincinnati), OH	—	14,117	71,520	—	3,367	14,117	74,887	89,004	38,032	2008
Clinton Crossing Premium Outlets	Clinton, CT	—	2,060	107,556	1,532	6,730	3,592	114,286	117,878	64,861	2004	(4)
Denver Premium Outlets	Thornton (Denver), CO	—	11,001	45,335	10	73,657	11,011	118,992	130,003	18,076	2018
Desert Hills Premium Outlets	Cabazon (Palm Springs), CA	—	3,440	338,679	—	116,191	3,440	454,870	458,310	200,331	2004	(4)
Ellenton Premium Outlets	Ellenton (Tampa), FL	178,000	15,807	182,412	—	8,034	15,807	190,446	206,253	116,060	2010	(4)
Folsom Premium Outlets	Folsom (Sacramento), CA	—	9,060	50,281	—	5,956	9,060	56,237	65,297	34,092	2004	(4)
Gilroy Premium Outlets	Gilroy (San Jose), CA	—	9,630	194,122	—	16,955	9,630	211,077	220,707	109,942	2004	(4)
Grand Prairie Premium Outlets	Grand Prairie (Dallas), TX	—	9,497	194,245	—	1,330	9,497	195,575	205,072	61,119	2012
Grove City Premium Outlets	Grove City (Pittsburgh), PA	140,000	6,421	121,880	—	8,365	6,421	130,245	136,666	78,970	2010	(4)
Gulfport Premium Outlets	Gulfport, MS	$50,000	$—	$27,949	$—	$7,694	$—	$35,643	$35,643	$19,001	2010	(4)
Hagerstown Premium Outlets	Hagerstown (Baltimore/Washington, DC), MD	71,901	3,576	85,883	—	1,973	3,576	87,856	91,432	42,753	2010	(4)
Houston Premium Outlets	Cypress (Houston), TX	—	8,695	69,350	—	44,528	8,695	113,878	122,573	58,104	2007

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2021

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition

Indiana Premium Outlets	Edinburgh (Indianapolis), IN	—	2,857	47,309	—	20,544	2,857	67,853	70,710	38,049	2004	(4)
Jackson Premium Outlets	Jackson (New York), NJ	—	6,413	104,013	3	8,245	6,416	112,258	118,674	55,053	2004	(4)
Jersey Shore Premium Outlets	Tinton Falls (New York), NJ	—	15,390	50,979	—	78,779	15,390	129,758	145,148	70,019	2007
Johnson Creek Premium Outlets	Johnson Creek, WI	—	2,800	39,546	—	7,221	2,800	46,767	49,567	24,617	2004	(4)
Kittery Premium Outlets	Kittery, ME	—	11,832	94,994	—	11,059	11,832	106,053	117,885	49,905	2004	(4)
Las Americas Premium Outlets	San Diego, CA	—	45,168	251,878	—	11,203	45,168	263,081	308,249	110,122	2007	(4)
Las Vegas North Premium Outlets	Las Vegas, NV	—	25,435	134,973	16,536	151,229	41,971	286,202	328,173	141,918	2004	(4)
Las Vegas South Premium Outlets	Las Vegas, NV	—	13,085	160,777	—	32,579	13,085	193,356	206,441	92,359	2004	(4)
Lee Premium Outlets	Lee, MA	48,604	9,167	52,212	—	4,213	9,167	56,425	65,592	32,727	2010	(4)
Leesburg Corner Premium Outlets	Leesburg (Washington, DC), VA	—	7,190	162,023	—	21,692	7,190	183,715	190,905	92,572	2004	(4)
Lighthouse Place Premium Outlets	Michigan City (Chicago, IL), IN	—	6,630	94,138	—	13,130	6,630	107,268	113,898	61,728	2004	(4)
Merrimack Premium Outlets	Merrimack, NH	—	14,975	118,428	—	2,501	14,975	120,929	135,904	47,885	2012
Napa Premium Outlets	Napa, CA	—	11,400	45,023	—	7,418	11,400	52,441	63,841	29,189	2004	(4)
North Bend Premium Outlets	North Bend (Seattle), WA	—	2,143	36,197	—	5,281	2,143	41,478	43,621	20,845	2004	(4)
North Georgia Premium Outlets	Dawsonville (Atlanta), GA	—	4,300	137,020	—	1,877	4,300	138,897	143,197	69,520	2004	(4)
Orlando International Premium Outlets	Orlando, FL	—	31,998	472,815	—	17,633	31,998	490,448	522,446	198,096	2010	(4)
Orlando Vineland Premium Outlets	Orlando, FL	—	14,040	382,949	36,023	25,087	50,063	408,036	458,099	190,674	2004	(4)
Petaluma Village Premium Outlets	Petaluma (San Francisco), CA	—	13,322	13,710	—	3,632	13,322	17,342	30,664	11,293	2004	(4)
Philadelphia Premium Outlets	Limerick (Philadelphia), PA	—	16,676	105,249	—	25,050	16,676	130,299	146,975	77,436	2006
Phoenix Premium Outlets	Chandler (Phoenix), AZ	—	—	63,082	—	485	—	63,567	63,567	26,526	2013
Pismo Beach Premium Outlets	Pismo Beach, CA	32,975	4,317	19,044	—	2,833	4,317	21,877	26,194	14,177	2010	(4)
Pleasant Prairie Premium Outlets	Pleasant Prairie (Chicago, IL/Milwaukee), WI	145,000	16,823	126,686	—	8,524	16,823	135,210	152,033	60,263	2010	(4)
Puerto Rico Premium Outlets	Barceloneta, PR	160,000	20,586	114,021	—	8,467	20,586	122,488	143,074	55,420	2010	(4)
Queenstown Premium Outlets	Queenstown (Baltimore), MD	57,928	8,129	61,950	—	5,000	8,129	66,950	75,079	31,396	2010	(4)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2021

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition

Rio Grande Valley Premium Outlets	Mercedes (McAllen), TX	—	12,229	41,547	—	28,036	12,229	69,583	81,812	43,037	2005
Round Rock Premium Outlets	Round Rock (Austin), TX	—	13,485	82,252	—	5,259	13,485	87,511	100,995	55,956	2005
San Francisco Premium Outlets	Livermore (San Francisco), CA	—	21,925	308,694	46,176	75,532	68,102	384,226	452,328	110,323	2012
San Marcos Premium Outlets	San Marcos (Austin/San Antonio), TX	—	13,180	287,179	—	14,047	13,180	301,226	314,406	125,685	2010	(4)
Seattle Premium Outlets	Tulalip (Seattle), WA	—	—	103,722	—	55,323	—	159,045	159,045	81,104	2004	(4)
St. Augustine Premium Outlets	St. Augustine (Jacksonville), FL	—	6,090	57,670	2	13,850	6,092	71,520	77,612	39,632	2004	(4)
Tampa Premium Outlets	Lutz (Tampa), FL	—	14,298	97,188	121	5,911	14,419	103,099	117,518	27,571	2015
The Crossings Premium Outlets	Tannersville, PA	$—	$7,720	$172,931	$—	$19,407	$7,720	$192,338	$200,058	$93,873	2004	(4)
Tucson Premium Outlets	Marana (Tucson), AZ	—	12,508	69,677	—	5,649	12,508	75,326	87,834	19,786	2015
Vacaville Premium Outlets	Vacaville, CA	—	9,420	84,850	—	18,490	9,420	103,340	112,760	58,544	2004	(4)
Waikele Premium Outlets	Waipahu (Honolulu), HI	—	22,630	77,316	—	19,863	22,630	97,179	119,809	50,647	2004	(4)
Waterloo Premium Outlets	Waterloo, NY	—	3,230	75,277	—	14,620	3,230	89,897	93,127	49,967	2004	(4)
Williamsburg Premium Outlets	Williamsburg, VA	185,000	10,323	223,789	—	8,947	10,323	232,736	243,059	95,160	2010	(4)
Woodburn Premium Outlets	Woodburn (Portland), OR	—	9,414	150,414	—	2,987	9,414	153,401	162,815	50,987	2013	(4)
Woodbury Common Premium Outlets	Central Valley (New York), NY	—	11,010	862,559	1,771	270,451	12,781	1,133,010	1,145,790	480,423	2004	(4)
Wrentham Village Premium Outlets	Wrentham (Boston), MA	—	4,900	282,031	—	49,664	4,900	331,695	336,595	155,589	2004	(4)

The Mills
Arizona Mills	Tempe (Phoenix), AZ	99,682	41,285	297,289	—	15,079	41,285	312,368	353,653	85,269	2007	(4) (5)
Great Mall	Milpitas (San Jose), CA	—	69,853	463,101	—	60,466	69,853	523,567	593,420	175,704	2007	(4) (5)
Gurnee Mills	Gurnee (Chicago), IL	257,710	41,133	297,911	—	31,134	41,133	329,045	370,178	113,342	2007	(4) (5)
Mills at Jersey Gardens, The	Elizabeth, NJ	—	120,417	865,605	—	14,991	120,417	880,596	1,001,013	229,102	2015	(4)
Opry Mills	Nashville, TN	375,000	51,000	327,503	—	16,927	51,000	344,430	395,430	112,976	2007	(4) (5)
Outlets at Orange, The	Orange (Los Angeles), CA	215,000	64,973	211,322	—	3,544	64,973	214,866	279,840	25,872	2007	(4) (5)
Potomac Mills	Woodbridge (Washington, DC), VA	416,000	61,608	425,370	—	40,194	61,608	465,564	527,172	165,137	2007	(4) (5)
Sawgrass Mills	Sunrise (Miami), FL	—	192,981	1,641,153	5,395	227,774	198,376	1,868,927	2,067,302	592,984	2007	(4) (5)

Designer Outlets

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2021

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition

La Reggia Designer Outlet	Marcianise (Naples), Italy	148,397	37,220	233,179	—	34,674	37,220	267,853	305,073	60,272	2013	(4) (5) (7)
Noventa Di Piave Designer Outlet	Venice, Italy	314,876	38,793	309,283	—	73,479	38,793	382,762	421,555	77,400	2013	(4) (5) (7)
Ochtrup Designer Outlet	Ochtrup, Germany	56,715	11,770	99,221	—	—	11,770	99,221	110,991	7,188	2016	(4) (5) (7)
Parndorf Designer Outlet	Vienna, Austria	208,273	14,903	223,156	—	4,924	14,903	228,080	242,983	59,149	2013	(4) (5) (7)
Provence Designer Outlet	Provence, France	92,899	41,321	78,279	6,169	—	47,490	78,279	125,769	30,462	2017	(4) (5) (7)
Roermond Designer Outlet	Roermond, Netherlands	260,891	15,035	400,094	—	16,700	15,035	416,794	431,829	110,259	2013	(4) (5) (7)
Roosendaal Designer Outlet	Roosendaal, Netherlands	65,105	22,191	108,069	—	6,917	22,191	114,986	137,178	28,406	2017	(4) (5) (7)

Lifestyle Centers
ABQ Uptown	Albuquerque, NM	—	6,374	75,333	4,054	7,572	10,428	82,905	93,333	32,112	2011	(4)
Northgate Station	Seattle, WA	—	23,610	115,992	11,947	81,738	35,557	197,730	233,286	55,568	1987
University Park Village	Fort Worth, TX	53,408	18,031	100,523	—	8,245	18,031	108,768	126,799	26,205	2015	(4)

Other Properties
Calhoun Marketplace	Calhoun, GA	$17,552	$1,745	$12,529	$—	$2,188	$1,745	$14,717	$16,462	$10,845	2010	(4)
Florida Keys Outlet Center	Florida City, FL	17,000	1,112	1,748	—	4,735	1,112	6,483	7,595	3,976	2010	(4)
Gaffney Marketplace	Gaffney (Greenville/Charlotte), SC	28,352	4,056	32,371	—	5,785	4,056	38,156	42,212	22,623	2010	(4)
Orlando Outlet Marketplace	Orlando, FL	—	3,367	1,557	—	3,726	3,367	5,283	8,650	3,164	2010	(4)
Osage Beach Marketplace	Osage Beach, MO	—	1,397	8,874	—	—	1,397	8,874	10,272	1,364	2004	(4)
Southridge Mall	Greendale (Milwaukee), WI	112,087	12,359	130,111	1,939	12,244	14,298	142,355	156,653	58,663	2007	(4) (5)

Other pre-development costs		73,854	102,451	259,687	959	—	103,410	259,687	363,097	78
Other		—	3,537	133,632	31	—	3,568	133,632	137,201	17,798
Currency Translation Adjustment		—	5,940	11,216	—	36,025	5,940	47,242	53,182	(33,934)
		$5,366,190	$3,270,099	$25,016,217	$369,254	$8,841,645	$3,639,353	$33,857,863	$37,497,216	$15,304,461

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Schedule III as of December 31, 2021

(Dollars in thousands)

(1)	Reconciliation of Real Estate Properties:

The changes in real estate assets for the years ended December 31, 2021, 2020, and 2019 are as follows:

	2021	2020	2019
Balance, beginning of year	$37,608,638	$37,356,739	$36,667,960
Acquisitions and consolidations (7)	121,250	—	40,990
Improvements	569,483	401,202	899,728
Disposals and deconsolidations	(655,482)	(320,328)	(219,268)
Currency Translation Adjustment	(146,673)	171,025	(32,671)
Balance, close of year	$37,497,216	$37,608,638	$37,356,739

The unaudited aggregate cost of domestic consolidated real estate assets for U.S. federal income tax purposes as of December 31, 2021 was $20,725,472.

(2)	Reconciliation of Accumulated Depreciation:

The changes in accumulated depreciation for the years ended December 31, 2021, 2020, and 2019 are as follows:

	2021	2020	2019
Balance, beginning of year	$14,592,867	$13,622,433	$12,632,690
Depreciation expense (7)	1,083,705	1,226,611	1,176,815
Disposals and deconsolidations	(403,582)	(236,123)	(194,664)
Currency Translation Adjustment	31,471	(20,054)	7,592
Balance, close of year	$15,304,461	$14,592,867	$13,622,433

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