Form 10-Q
period 2022-03-31
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2022-05-09
CIK 1063761, 1022344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of March 31, 2022, Simon Property Group, Inc. had 328,638,595 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2022 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority-owned partnership subsidiary, for which Simon is the general partner. As of March 31, 2022, Simon owned an approximate 87.4% ownership interest in the Operating Partnership, with the remaining 12.6% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day-to-day management.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10-Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	March 31,	December 31,
	2022	2021
ASSETS:
Investment properties, at cost	$37,903,758	$37,932,366
Less - accumulated depreciation	15,804,885	15,621,127
	22,098,873	22,311,239
Cash and cash equivalents	514,929	533,936
Tenant receivables and accrued revenue, net	819,829	919,654
Investment in TRG, at equity	3,276,296	3,305,102
Investment in Klépierre, at equity	1,636,946	1,661,943
Investment in other unconsolidated entities, at equity	3,126,897	3,075,375
Right-of-use assets, net	501,910	504,119
Investments held in trust - special purpose acquisition company	345,000	345,000
Deferred costs and other assets	1,130,747	1,121,011
Total assets	$33,451,427	$33,777,379
LIABILITIES:
Mortgages and unsecured indebtedness	$25,169,837	$25,321,022
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,208,643	1,433,216
Cash distributions and losses in unconsolidated entities, at equity	1,749,692	1,573,105
Dividend payable	1,850	1,468
Lease liabilities	504,684	506,931
Other liabilities	525,849	540,912
Total liabilities	29,160,555	29,376,654
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests	558,305	547,740
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	41,681	41,763
Common stock, $0.0001 par value, 511,990,000 shares authorized, 342,905,419 and 342,907,608 issued and outstanding, respectively	34	34
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	11,213,621	11,212,990
Accumulated deficit	(5,948,261)	(5,823,708)
Accumulated other comprehensive loss	(170,094)	(185,186)
Common stock held in treasury, at cost, 14,266,824 and 14,295,983 shares, respectively	(1,881,334)	(1,884,441)
Total stockholders’ equity	3,255,647	3,361,452
Noncontrolling interests	476,920	491,533
Total equity	3,732,567	3,852,985
Total liabilities and equity	$33,451,427	$33,777,379

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2022	2021
REVENUE:
Lease income	$1,207,867	$1,145,058
Management fees and other revenues	27,587	25,296
Other income	60,468	69,597
Total revenue	1,295,922	1,239,951
EXPENSES:
Property operating	103,664	86,619
Depreciation and amortization	310,163	315,738
Real estate taxes	111,691	116,012
Repairs and maintenance	22,304	21,355
Advertising and promotion	25,263	29,486
Home and regional office costs	52,197	35,999
General and administrative	7,833	6,576
Other	42,416	23,554
Total operating expenses	675,531	635,339
OPERATING INCOME BEFORE OTHER ITEMS	620,391	604,612
Interest expense	(185,159)	(202,016)
Loss on extinguishment of debt	—	(2,959)
Income and other tax benefit	1,435	5,898
Income from unconsolidated entities	81,184	15,069
Unrealized losses in fair value of equity instruments	(31,032)	(3,201)
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	1,491	93,057
CONSOLIDATED NET INCOME	488,310	510,460
Net income attributable to noncontrolling interests	60,846	63,766
Preferred dividends	834	834
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$426,630	$445,860
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.30	$1.36

Consolidated Net Income	$488,310	$510,460
Unrealized gain on derivative hedge agreements	16,833	35,847
Net gain reclassified from accumulated other comprehensive loss into earnings	(387)	(6,143)
Currency translation adjustments	1,305	(23,883)
Changes in available-for-sale securities and other	(521)	(316)
Comprehensive income	505,540	515,965
Comprehensive income attributable to noncontrolling interests	62,982	64,462
Comprehensive income attributable to common stockholders	$442,558	$451,503

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$488,310	$510,460
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	324,124	331,820
Loss on debt extinguishment	—	2,959
Gain on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities, and impairment, net	(1,491)	(93,057)
Unrealized losses in fair value of equity instruments	31,032	3,201
Straight-line lease loss	9,254	5,928
Equity in income of unconsolidated entities	(81,184)	(15,069)
Distributions of income from unconsolidated entities	121,448	62,888
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	89,958	203,703
Deferred costs and other assets	(41,214)	(38,016)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	(148,368)	(99,055)
Net cash provided by operating activities	791,869	875,762
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	(56,250)
Funding of loans to related parties	(125,357)	(494)
Repayments of loans to related parties	71,930	285
Capital expenditures, net	(154,649)	(114,808)
Cash impact from the consolidation of properties	—	5,595
Investments in unconsolidated entities	(124,429)	(19,511)
Purchase of equity instruments	(6,390)	(556)
Proceeds from sales of equity instruments	25,986	—
Insurance proceeds for property restoration	—	6,400
Distributions of capital from unconsolidated entities and other	213,010	41,287
Net cash used in investing activities	(99,899)	(138,052)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(82)	(82)
Purchase of shares related to stock grant recipients' tax withholdings	(3,757)	—
Redemption of limited partner units	(147)	(37)
Proceeds from the special purpose acquisition company IPO, net of transaction costs	—	338,121
Establishment of trust account for special purpose acquisition company	—	(345,000)
Distributions to noncontrolling interest holders in properties	(1,205)	(2,029)
Contributions from noncontrolling interest holders in properties	4,833	—
Preferred distributions of the Operating Partnership	(479)	(479)
Distributions to stockholders and preferred dividends	(543,010)	(427,472)
Distributions to limited partners	(78,024)	(60,324)
Cash paid to extinguish debt	—	(2,959)
Proceeds from issuance of debt, net of transaction costs	2,433,167	3,576,224
Repayments of debt	(2,522,273)	(3,889,449)
Net cash (used in) provided by financing activities	(710,977)	(813,486)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,007)	(75,776)
CASH AND CASH EQUIVALENTS, beginning of period	533,936	1,011,613
CASH AND CASH EQUIVALENTS, end of period	$514,929	$935,837

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
December 31, 2021	$41,763	$34	$(185,186)	$11,212,990	$(5,823,708)	$(1,884,441)	$491,533	$3,852,985
Exchange of limited partner units (2,680 common shares, note 8)				27			(27)	—
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (47,804 common shares)				(6,864)		6,864		—
Redemption of limited partner units (1,000 units)				(137)			(10)	(147)
Amortization of stock incentive				3,705				3,705
Long-term incentive performance units							3,895	3,895
Issuance of unit equivalents and other (23,514 common shares repurchased)				1	(9,007)	(3,757)	(262)	(13,025)
Unrealized gain on hedging activities			14,715				2,118	16,833
Currency translation adjustments			1,170				135	1,305
Changes in available-for-sale securities and other			(455)				(66)	(521)
Net gain reclassified from accumulated other comprehensive loss into earnings			(338)				(49)	(387)
Other comprehensive income			15,092				2,138	17,230
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				3,899			(3,899)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(543,010)		(78,024)	(621,034)
Distributions to other noncontrolling interest partners							(60)	(60)
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and a $1,269 loss attributable to noncontrolling redeemable interests in properties					427,464		61,636	489,100
March 31, 2022	$41,681	$34	$(170,094)	$11,213,621	$(5,948,261)	$(1,881,334)	$476,920	$3,732,567

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

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	March 31,	December 31,
	2022	2021
ASSETS:
Investment properties, at cost	$37,903,758	$37,932,366
Less — accumulated depreciation	15,804,885	15,621,127
	22,098,873	22,311,239
Cash and cash equivalents	514,929	533,936
Tenant receivables and accrued revenue, net	819,829	919,654
Investment in TRG, at equity	3,276,296	3,305,102
Investment in Klépierre, at equity	1,636,946	1,661,943
Investment in other unconsolidated entities, at equity	3,126,897	3,075,375
Right-of-use assets, net	501,910	504,119
Investments held in trust - special purpose acquisition company	345,000	345,000
Deferred costs and other assets	1,130,747	1,121,011
Total assets	$33,451,427	$33,777,379
LIABILITIES:
Mortgages and unsecured indebtedness	$25,169,837	$25,321,022
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,208,643	1,433,216
Cash distributions and losses in unconsolidated entities, at equity	1,749,692	1,573,105
Distribution payable	1,850	1,468
Lease liabilities	504,684	506,931
Other liabilities	525,849	540,912
Total liabilities	29,160,555	29,376,654
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests	558,305	547,740
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	41,681	41,763
General Partner, 328,646,595 and 328,619,625 units outstanding, respectively	3,213,966	3,319,689
Limited Partners, 47,316,698 and 47,247,936 units outstanding, respectively	462,726	477,292
Total partners’ equity	3,718,373	3,838,744
Nonredeemable noncontrolling interests in properties, net	14,194	14,241
Total equity	3,732,567	3,852,985
Total liabilities and equity	$33,451,427	$33,777,379

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended
	March 31,
	2022	2021
REVENUE:
Lease income	$1,207,867	$1,145,058
Management fees and other revenues	27,587	25,296
Other income	60,468	69,597
Total revenue	1,295,922	1,239,951
EXPENSES:
Property operating	103,664	86,619
Depreciation and amortization	310,163	315,738
Real estate taxes	111,691	116,012
Repairs and maintenance	22,304	21,355
Advertising and promotion	25,263	29,486
Home and regional office costs	52,197	35,999
General and administrative	7,833	6,576
Other	42,416	23,554
Total operating expenses	675,531	635,339
OPERATING INCOME BEFORE OTHER ITEMS	620,391	604,612
Interest expense	(185,159)	(202,016)
Loss on extinguishment of debt	—	(2,959)
Income and other tax benefit	1,435	5,898
Income from unconsolidated entities	81,184	15,069
Unrealized losses in fair value of equity instruments	(31,032)	(3,201)
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	1,491	93,057
CONSOLIDATED NET INCOME	488,310	510,460
Net loss attributable to noncontrolling interests	(996)	(938)
Preferred unit requirements	1,313	1,313
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$487,993	$510,085
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$426,630	$445,860
Limited Partners	61,363	64,225
Net income attributable to unitholders	$487,993	$510,085
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$1.30	$1.36

Consolidated Net Income	$488,310	$510,460
Unrealized gain on derivative hedge agreements	16,833	35,847
Net gain reclassified from accumulated other comprehensive loss into earnings	(387)	(6,143)
Currency translation adjustments	1,305	(23,883)
Changes in available-for-sale securities and other	(521)	(316)
Comprehensive income	505,540	515,965
Comprehensive income (loss) attributable to noncontrolling interests	273	(41)
Comprehensive income attributable to unitholders	$505,267	$516,006

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$488,310	$510,460
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	324,124	331,820
Loss on debt extinguishment	—	2,959
Gain on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities, and impairment, net	(1,491)	(93,057)
Unrealized losses in fair value of equity instruments	31,032	3,201
Straight-line lease loss	9,254	5,928
Equity in income of unconsolidated entities	(81,184)	(15,069)
Distributions of income from unconsolidated entities	121,448	62,888
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	89,958	203,703
Deferred costs and other assets	(41,214)	(38,016)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	(148,368)	(99,055)
Net cash provided by operating activities	791,869	875,762
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	(56,250)
Funding of loans to related parties	(125,357)	(494)
Repayments of loans to related parties	71,930	285
Capital expenditures, net	(154,649)	(114,808)
Cash impact from the consolidation of properties	—	5,595
Investments in unconsolidated entities	(124,429)	(19,511)
Purchase of equity instruments	(6,390)	(556)
Proceeds from sale of equity instruments	25,986	—
Insurance proceeds for property restoration	—	6,400
Distributions of capital from unconsolidated entities and other	213,010	41,287
Net cash used in investing activities	(99,899)	(138,052)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(82)	(82)
Purchase of units related to stock grant recipients' tax withholdings	(3,757)	—
Redemption of limited partner units	(147)	(37)
Proceeds from the special purpose acquisition company IPO, net of transaction costs	—	338,121
Establishment of trust account for special purpose acquisition company	—	(345,000)
Distributions to noncontrolling interest holders in properties	(1,205)	(2,029)
Contributions from noncontrolling interest holders in properties	4,833	—
Partnership distributions	(621,513)	(488,275)
Cash paid to extinguish debt	—	(2,959)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	2,433,167	3,576,224
Mortgage and unsecured indebtedness principal payments	(2,522,273)	(3,889,449)
Net cash (used in) provided by financing activities	(710,977)	(813,486)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,007)	(75,776)
CASH AND CASH EQUIVALENTS, beginning of period	533,936	1,011,613
CASH AND CASH EQUIVALENTS, end of period	$514,929	$935,837

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
December 31, 2021	$41,763	$3,319,689	$477,292	$14,241	$3,852,985
Series J preferred stock premium and amortization	(82)				(82)
Limited partner units exchanged to common units (2,680 units)		27	(27)		—
Stock incentive program (47,804 common units)		—			—
Amortization of stock incentive		3,705			3,705
Redemption of limited partner units (1,000 units)		(137)	(10)		(147)
Long-term incentive performance units			3,895		3,895
Issuance of unit equivalents and other (72,442 LTIP units and 23,514 common units)		(12,763)	(2)	(260)	(13,025)
Unrealized gain on hedging activities		14,715	2,118		16,833
Currency translation adjustments		1,170	135		1,305
Changes in available-for-sale securities and other		(455)	(66)		(521)
Net gain reclassified from accumulated other comprehensive loss into earnings		(338)	(49)		(387)
Other comprehensive income		15,092	2,138		17,230
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		3,899	(3,899)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(834)	(542,176)	(78,024)	(60)	(621,094)
Net income, excluding preferred distributions on temporary equity preferred units of $479 and a $1,269 loss attributable to noncontrolling redeemable interests in properties	834	426,630	61,363	273	489,100
March 31, 2022	$41,681	$3,213,966	$462,726	$14,194	$3,732,567

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of March 31, 2022, we owned or held an interest in 199 income-producing properties in the United States, which consisted of 95 malls, 69 Premium Outlets, 14 Mills, six lifestyle centers, and 15 other retail properties in 37 states and Puerto Rico. We also own an 80% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. Internationally, as of March 31, 2022, we had ownership in 33 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of March 31, 2022, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 14 countries in Europe.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim periods ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (GAAP) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the combined 2021 Annual Report on Form 10-K of Simon and the Operating Partnership. Certain reclassifications considered necessary for a fair presentation have been made to the prior period financial statements in order to conform to the current year presentation. These reclassifications have not changed the results of operations.

As of March 31, 2022, we consolidated 131 wholly-owned properties and 17 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We apply the equity method of accounting to the other 84 properties (the joint venture properties) and our investments in Klépierre (a publicly traded, Paris-based real estate company) and TRG, as well as our investments in certain retail operations, such as J.C. Penney and SPARC Group; intellectual property and licensing ventures, such as Authentic Brands Group, LLC, or ABG, and Eddie Bauer Ipco; and an e-commerce venture, Rue Gilt Groupe, or RGG, (collectively, our other platform investments). We manage the day-to-day operations of 52 of the 84 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Thailand, Canada, Spain, and the United Kingdom comprise 23 of the remaining 32 properties. These international properties are managed by joint ventures in which we share control.

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

weighted average ownership interest in the Operating Partnership was 87.4% for both the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, Simon’s ownership interest in the Operating Partnership was 87.4%. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of equity instruments, our deferred compensation plan investments, the debt securities of our captive insurance subsidiary, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At March 31, 2022 and December 31, 2021, we had equity instruments with readily determinable fair values of $109.0 million and $142.2 million, respectively. Changes in the fair value of these equity instruments are recorded in unrealized losses in fair value of equity instruments in our consolidated statements of operations and comprehensive income. At March 31, 2022 and December 31, 2021, we had equity instruments without readily determinable fair values of $223.0 million and $217.2 million, respectively, for which we have elected the measurement alternative.  We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the three months ended March 31, 2022 and 2021.

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

At March 31, 2022 and December 31, 2021, we held debt securities of $34.9 million and $60.9 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

The equity instruments with readily determinable fair values we held at March 31, 2022 and December 31, 2021 were primarily classified as having Level 1 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts and interest rate swap agreements with an asset balance of $8.2 million at March 31, 2022 and $6.2 million at December 31, 2021, and a liability balance of $1.5 million at March 31, 2022 and December 31, 2021.

Note 7 includes a discussion of the fair value of debt measured using Level 2 inputs.  Level 3 inputs to our purchase accounting and impairment analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows:

	As of	As of
	March 31,	December 31,
	2022	2021
Limited partners’ interests in the Operating Partnership	$462,726	$477,292
Nonredeemable noncontrolling interests in properties, net	14,194	14,241
Total noncontrolling interests reflected in equity	$476,920	$491,533

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

Accumulated Other Comprehensive Income (Loss)

Simon

The total accumulated other comprehensive income (loss) related to Simon’s currency translation adjustment was ($173.9) million and ($175.1) million as of March 31, 2022 and December 31, 2021, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended
	March 31,
	2022	2021	Affected line item where net income is presented
Currency translation adjustments	$—	$5,660	Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net
	—	(712)	Net income attributable to noncontrolling interests
	$—	$4,948

Accumulated derivative gains, net	$387	$483	Interest expense
	(49)	(61)	Net income attributable to noncontrolling interests
	$338	$422

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The Operating Partnership

The total accumulated other comprehensive income (loss) related to the Operating Partnership’s currency translation adjustment was ($198.9) million and ($200.2) million as of March 31, 2022 and December 31, 2021, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended
	March 31,
	2022	2021	Affected line item where net income is presented
Currency translation adjustments	$—	$5,660	Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net

Accumulated derivative gains, net	$387	$483	Interest expense

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

As of March 31, 2022, we had no outstanding interest rate derivatives. As of December 31, 2021, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	2	$375.0 million

The carrying value of our interest rate swap agreements, at fair value, as of December 31, 2021 was a net asset balance of $0.6 million and is included in deferred costs and other assets. We generally do not apply hedge accounting to interest rate caps which had an insignificant value of March 31, 2022 and December 31, 2021, respectively.

We may enter into treasury lock agreements as part of an anticipated debt issuance. Upon completion of the debt issuance, the fair value of these instruments that had been recorded as part of accumulated other comprehensive income (loss) is amortized to interest expense over the life of the debt agreement.

The unamortized gain on our treasury locks and terminated hedges recorded in accumulated other comprehensive income was $12.1 million as of March 31, 2022, compared to an unamortized gain of $6.9 million as of December 31, 2021. Within the next 12 months, we expect to reclassify to earnings approximately $1.0 million of gains related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income.

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

We had the following Euro:USD forward contracts designated as net investment hedges at March 31, 2022 and December 31, 2021 (in millions):

		Asset (Liability) Value as of
		March 31,	December 31,
Notional Value	Maturity Date	2022	2021
€60.0	March 15, 2022	—	2.8
€25.0	June 15, 2022	(0.2)	—
€25.0	June 15, 2022	(0.2)	—
€25.0	June 15, 2022	(0.2)	—
€25.0	June 15, 2022	(0.2)	—
€8.7	June 15, 2022	(0.1)	—
€62.0	September 15, 2022	4.7	2.8
€44.5	September 15, 2022	1.0	(0.3)
€44.5	September 15, 2022	1.0	(0.4)
€89.0	December 16, 2022	1.6	(0.8)
€15.0	March 15, 2023	(0.2)	—
€15.0	March 15, 2023	(0.2)	—
€30.0	March 15, 2024	(0.4)	—

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

The total accumulated other comprehensive income (loss) related to Simon’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $4.4 million and ($10.0) million as of March 31, 2022 and December 31, 2021, respectively. The total accumulated other comprehensive income (loss) related to the Operating Partnership’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $5.0 million and ($11.4) million as of March 31, 2022 and December 31, 2021, respectively.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, “Reference Rate Reform,” which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Additional optional expedients, exceptions, and clarifications were created in ASU 2021-01. The guidance is effective upon issuance and generally can be applied to any contract modifications or existing and new hedging relationships through December 31, 2022.  We elected the expedients in conjunction with transitioning certain debt instruments, as discussed in note 7, to alternative benchmark indices. There was no impact on our consolidated financial statements at adoption.

4. Real Estate Acquisitions and Dispositions

Unless otherwise noted, gains and losses on property transactions are included in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the three months ended March 31, 2022 and 2021.

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

Simon

	For the Three Months Ended March 31,
	2022	2021
Net Income attributable to Common Stockholders — Basic and Diluted	$426,630	$445,860
Weighted Average Shares Outstanding — Basic and Diluted	328,606,352	328,514,497

For the three months ended March 31, 2022, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the three months ended March 31, 2022 and 2021. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The Operating Partnership

	For the Three Months Ended March 31,
	2022	2021
Net Income attributable to Unitholders — Basic and Diluted	$487,993	$510,085
Weighted Average Units Outstanding — Basic and Diluted	375,870,183	375,836,653

For the three months ended March 31, 2022, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the three months ended March 31, 2022 and 2021. We accrue distributions when they are declared.

6. Investment in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in note 2, we held joint venture interests in 84 properties as of March 31, 2022.

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

We may provide financing to joint venture properties primarily in the form of interest bearing construction loans. As of March 31, 2022 and December 31, 2021, we had construction loans and other advances to these related parties totaling $131.7 million and $88.4 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

Unconsolidated Entity Transactions

On July 1, 2021, we contributed to ABG all of our interests in both the Forever 21 and Brooks Brothers licensing ventures in exchange for additional interests in ABG. As a result, in the third quarter of 2021, we recognized a non-cash, pre-tax gain of $159.8 million representing the difference between the fair value of the interests received determined using Level 3 inputs and the carrying value of the intellectual property licensing ventures less costs to sell. In connection with this transaction, we recorded deferred taxes of $47.9 million. On December 20, 2021, we sold a portion of our interest in ABG, resulting in a pre-tax gain of $18.8 million. In connection with this transaction, we recorded tax expense of $8.0 million. Subsequently, we acquired additional interests in ABG for cash consideration of $100.0 million. At March 31, 2022, our interest in ABG was approximately 10.4%.

During the fourth quarter of 2021, we disposed of our interest in an unconsolidated property resulting in a gain of $3.4 million. Our share of the proceeds from this transaction was $3.0 million.

On June 1, 2021, we and our partner, ABG, acquired the licensing rights of Eddie Bauer. Our non-controlling interest in the licensing venture, Eddie Bauer Ipco, is 49% and was acquired for cash consideration of $100.8 million.

During the second quarter of 2021, we sold our interest in one multi-family residential investment resulting in a gain of $14.9 million. Our share of the gross proceeds from this transaction was $27.1 million.

On December 29, 2020, we completed the acquisition of an 80% noncontrolling ownership interest in TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. Under the terms of the transaction, we, through the Operating Partnership, acquired all of Taubman Centers, Inc., or Taubman, common stock for $43.00 per share in cash. Total consideration for the acquisition, including the redemption of Taubman’s $192.5 million 6.5% Series J Cumulative Preferred Shares

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

and its $170.00 million 6.25% Series K Cumulative Preferred Shares, and the issuance of 955,705 Operating Partnership units, was approximately $3.5 billion. Our investment includes the 6.38% Series A Cumulative Redeemable Preferred Units for $362.5 million issued to us. Our share of net losses was ($18.5 million) for the three months ended March 31, 2022 and ($24.8 million) for the three months ended March 31, 2021, which includes amortization of our excess investment of $49.0 million and $31.6 million, for the same periods. Substantially all of our investment has been allocated to investment property based upon fair values determined at the acquisition date using Level 2 and 3 inputs. TRG’s total revenue, operating income before other items and consolidated net income were approximately $162.6 million, $61.9 million, and $38.7 million, respectively, for the three months ended March 31, 2022 and $135.4 million, $36.8 million, and $8.7 million, respectively, for the three months ended March 31, 2021, before consideration of the amortization of our excess investment.

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

In 2016, we and a group of co-investors acquired certain assets and liabilities of Aéropostale, a retailer of apparel and accessories, out of bankruptcy, and subsequently renamed SPARC Group.  The interests were acquired through two separate joint ventures, a licensing venture and an operating venture.  In April 2018, we contributed our entire interest in the licensing venture in exchange for additional interests in ABG.  In January 2020, we acquired additional interests of 5.05% and 1.37% in SPARC Group and ABG, respectively, for $6.7 million and $33.5 million, respectively.  During the third quarter of 2020, SPARC Group acquired certain assets and operations of Brooks Brothers and Lucky Brands out of bankruptcy.  During the second quarter of 2021, SPARC Group acquired certain assets and operations of Eddie Bauer. During the first quarter of 2022, SPARC Group acquired certain assets and operations of Reebok and entered into a long-term strategic partnership agreement with ABG to become the core licensee and operating partner for Reebok in the United States. At March 31, 2022, our noncontrolling equity method interests in SPARC Group was 50.0%.

European Investments

At March 31, 2022, we owned 63,924,148 shares, or approximately 22.4%, of Klépierre, which had a quoted market price of $26.88 per share. Our share of net income (loss), net of amortization of our excess investment, was $8.7 million and ($7.8 million) for the three months ended March 31, 2022 and 2021, respectively. Based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP, Klépierre’s total revenues, operating income before other items and consolidated net income (loss) were approximately $293.3 million, $75.9 million and $46.4 million, respectively, for the three months ended March 31, 2022 and $277.8 million, $51.0 million and ($15.2 million), respectively, for the three months ended March 31, 2021.

We have an interest in a European investee that had interests in 11 Designer Outlet properties as of March 31, 2022 and December 31, 2021, seven of which are consolidated by us as of March 31, 2022. As of March 31, 2022, our legal percentage ownership interests in these properties ranged from 23% to 94%.

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

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we also have a direct minority ownership in three of those outlets. At March 31, 2022 and December 31, 2021, the carrying value of these equity instruments without readily determinable fair values was $140.8 million and is included in deferred costs and other assets.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $209.7 million and $206.1 million as of March 31, 2022 and December 31, 2021, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $199.9 million and $194.9 million as of March 31, 2022 and December 31, 2021, respectively, including all related components of accumulated other comprehensive income (loss).

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Summary Financial Information

A summary of the combined balance sheets and statements of operations of our equity method investments and share of income from such investments, excluding our investments in Klépierre and TRG as well as our other platform investments.

COMBINED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
Assets:
Investment properties, at cost	$19,533,151	$19,724,242
Less - accumulated depreciation	8,255,410	8,330,891
	11,277,741	11,393,351
Cash and cash equivalents	1,392,710	1,481,287
Tenant receivables and accrued revenue, net	517,657	591,369
Right-of-use assets, net	161,471	154,561
Deferred costs and other assets	369,541	394,691
Total assets	$13,719,120	$14,015,259
Liabilities and Partners’ Deficit:
Mortgages	$15,075,434	$15,223,710
Accounts payable, accrued expenses, intangibles, and deferred revenue	823,553	995,392
Lease liabilities	149,194	158,372
Other liabilities	414,084	383,018
Total liabilities	16,462,265	16,760,492
Preferred units	67,450	67,450
Partners’ deficit	(2,810,595)	(2,812,683)
Total liabilities and partners’ deficit	$13,719,120	$14,015,259
Our Share of:
Partners’ deficit	$(1,260,901)	$(1,207,396)
Add: Excess Investment	1,267,144	1,283,645
Our net Investment in unconsolidated entities, at equity	$6,243	$76,249

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

COMBINED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2022	2021
REVENUE:
Lease income	$717,768	$652,754
Other income	112,585	72,599
Total revenue	830,353	725,353
OPERATING EXPENSES:
Property operating	149,515	133,037
Depreciation and amortization	170,562	171,154
Real estate taxes	65,324	68,897
Repairs and maintenance	21,481	19,046
Advertising and promotion	19,318	19,444
Other	48,843	31,988
Total operating expenses	475,043	443,566
Operating Income Before Other Items	355,310	281,787
Interest expense	(144,448)	(146,196)
Net Income	$210,862	$135,591
Third-Party Investors’ Share of Net Income	$104,657	$68,141
Our Share of Net Income	106,205	67,450
Amortization of Excess Investment	(15,139)	(19,327)
Income from Unconsolidated Entities	$91,066	$48,123

Our share of income from unconsolidated entities in the above table, aggregated with our share of results from our investments in Klépierre and TRG as well as our other platform investments, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.  Unless otherwise noted, our share of the gain on acquisition of controlling interest sale or disposal of assets and interests in unconsolidated entities, net is reflected within gain (loss) on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

7. Debt

Unsecured Debt

At March 31, 2022, our unsecured debt consisted of $19.5 billion of senior unsecured notes of the Operating Partnership, $125.0 million outstanding under the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, and $239.7 million outstanding under the Operating Partnership’s global unsecured commercial paper note program, or Commercial Paper program.

At March 31, 2022, we had an aggregate available borrowing capacity of $7.1 billion under the Credit Facility and the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Facility, the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities, during the three months ended March 31, 2022 was $1.2 billion and the weighted average outstanding balance was $265.0 million. Letters of credit of $10.1 million were outstanding under the Credit Facilities as of March 31, 2022.

The Credit Facility can be increased in the form of additional commitments in an aggregate not to exceed $1.0 billion, for a total aggregate size of $5.0 billion, subject to obtaining additional lender commitments and satisfying certain customary conditions precedent.  Borrowings may be denominated in U.S. dollars, Euro, Yen, Pounds Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 95% of the maximum revolving credit amount, as defined. The initial maturity date of the Credit Facility is June 30, 2024. The Credit Facility can be extended for two additional six-month periods to June 30, 2025, at our sole option, subject to satisfying certain customary conditions precedent.

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

The Supplemental Facility’s borrowing capacity of $3.5 billion may be increased to $4.5 billion during its term and provides for borrowings denominated in U.S. dollars, Euro, Yen, Pounds, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 100% of the maximum revolving credit amount, as defined. The initial maturity date of the Supplemental Facility is January 31, 2026 and can be extended for an additional year to January 31, 2027 at our sole option, subject to satisfying certain customary conditions precedent.

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

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On March 31, 2022, we had $239.7 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar-denominated notes with a weighted average interest rate of 0.30%. These borrowings have a weighted average maturity date of April 6, 2022 and reduce amounts otherwise available under the Credit Facilities.

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

Mortgage Debt

Total mortgage indebtedness was $5.4 billion at March 31, 2022 and December 31, 2021, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of March 31, 2022, we were in compliance with all covenants of our unsecured debt.

At March 31, 2022, our consolidated subsidiaries were the borrowers under 36 non-recourse mortgage notes secured by mortgages on 39 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At March 31, 2022, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Fair Value of Debt

The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed rate mortgages and unsecured indebtedness including commercial paper was $23.7 billion and $23.3 billion as of March 31, 2022 and December 31, 2021, respectively. The fair values of these financial instruments and the related discount rate assumptions as of March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31,	December 31,
	2022	2021
Fair value of consolidated fixed rate mortgages and unsecured indebtedness (in millions)	$23,310	$24,597
Weighted average discount rates assumed in calculation of fair value for fixed rate mortgages	4.28%	3.17%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	4.19%	3.33%

8. Equity

During the three months ended March 31, 2022, Simon issued 2,680 shares of common stock to two limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Partnership. During the three months ended March 31, 2022, the Operating Partnership redeemed 1,000 units from a limited partner for $0.1 million. These transactions increased Simon’s ownership interest in the Operating Partnership.

On May 9, 2022, Simon's Board of Directors authorized a common stock repurchase plan.  Under the plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period commencing on May 16, 2022 and ending on May 16, 2024 in the open market or in privately negotiated transactions as market conditions warrant.

We paid a common stock dividend of $1.65 per share for the three months ended March 31, 2022.  We paid a common stock dividend of $1.30 per share for the first quarter of 2021.  The Operating Partnership paid distributions per unit for the same amounts.  On May 9, 2022, Simon’s Board of Directors declared a quarterly cash dividend for the second quarter of 2022 of $1.70 per share, payable on June 30, 2022 to shareholders of record on June 9, 2022.  The distribution rate on units is equal to the dividend rate on common stock.

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

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units in the Operating Partnership contain provisions which could require the Operating Partnership to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit in the consolidated statements of equity in issuance of unit equivalents and other.  There were no noncontrolling interests

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

redeemable at amounts in excess of fair value as of March 31, 2022 and December 31, 2021.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as follows:

	As of	As of
	March 31,	December 31,
	2022	2021
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests	532,768	522,203
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$558,305	$547,740

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

	As of	As of
	March 31,	December 31,
	2022	2021
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests	532,768	522,203
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$558,305	$547,740

Stock-Based Compensation

Our long-term incentive compensation awards under our stock-based compensation plans primarily take the form of LTIP units, restricted stock units, and restricted stock.  The substantial majority of these awards are market condition or performance-based, and are based on various market, corporate and business unit performance measures as further described below. The expense related to these programs, net of amounts capitalized, is included within home and regional office costs and general and administrative costs in the accompanying statements of operations and comprehensive income.  LTIP units are a form of limited partnership interest issued by the Operating Partnership, which are subject to the participant maintaining employment with us through certain dates and other conditions as described in the applicable award agreements. Awarded LTIP units not earned in accordance with the conditions set forth in the applicable award agreements are forfeited. Earned and fully vested LTIP units are equivalent to units of the Operating Partnership. Participants are entitled to receive distributions on the awarded LTIP units, as defined, equal to 10% of the regular quarterly distributions paid on a unit of the Operating Partnership. As a result, we account for these LTIP units as participating securities under the two class method of computing earnings per share. These are granted under The Simon Property Group, L.P. 2019 Stock Incentive Plan, or the 2019 Plan.

The grant date fair values of any LTIP units that are market-based awards are estimated using a Monte Carlo model, and the resulting fixed expense is recorded regardless of whether the market condition criteria are achieved if the participant performs the required service period. The grant date fair values of the market-based awards are being amortized into expense over the performance period, which is the grant date through the date at which the awards, if earned, become vested.  The expense of the performance-based award is recorded over the performance period, which is the grant date through the date at which the awards, if earned, become vested, based on our assessment as to whether it is probable that the performance criteria will be achieved

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

during the applicable performance periods.  The grant date fair values of any restricted stock unit awards are recognized as expense over the vesting period.

2019 LTIP Program.  In 2019, the Compensation and Human Capital Committee established and granted awards under the 2019 LTIP Program.  Awards under the 2019 LTIP Program will be considered earned if the respective performance conditions (based upon Funds From Operations, or FFO, per share, and Objective Criteria Goals) and market condition (based on Relative TSR performance), as defined in the applicable award agreements, are achieved during the applicable three-year measurement period.  All of the earned LTIP units under the 2019 LTIP Program will vest on January 1, 2023.  The 2019 LTIP Program provides that the amount earned of the performance-based portion of the awards is dependent on Simon’s performance compared to certain criteria and in March 2022, the Compensation and Human Capital Committee determined 72,442 performance based LTIP units under this program were earned as noted in the table below.

2020 LTI Program.  In 2020, the Compensation and Human Capital Committee established and granted awards under the 2020 LTI Program, which consisted of a one-time grant of 312,263 time-based restricted stock units under the 2019 Plan at a grant date fair market value of $84.37 per share.  One-third of these awards vested on January 1, 2022 and the remaining awards will vest ratably on January 1, 2023 and January 1, 2024.  The grant date fair value of the awards of $26.3 million is being recognized as expense over the three-year vesting period.

2021 LTI Program.  In 2021, the Compensation and Human Capital Committee established and granted awards under  the 2021 LTI Program.  Awards under the 2021 LTI Program took the form of LTIP units and restricted stock units.  Awards of LTIP units under this program will be considered earned if the respective performance conditions (based on FFO and Objective Criteria Goals) and market conditions (based on Absolute TSR performance), as defined in the applicable award agreements, are achieved during the applicable three-year measurement period.  Any units determined to be earned LTIP units under the 2021 LTI Program will vest on January 1, 2025.  The 2021 LTI Program provides that the amount earned related to the performance-based portion of the awards is dependent on the Compensation and Human Capital Committee’s determination that Simon’s FFO performance and achievement of certain objective criteria goals and has a maximum potential fair value at grant date of $18.4 million.  As part of the 2021 LTI Program, the Compensation and Human Capital Committee also established a grant of 37,976 time-based restricted stock units under the 2019 Plan at a grant date fair market value of $112.92 per share.  These awards will vest, subject to the grantee's continued service, on March 1, 2024.  The $4.3 million grant date fair value of these awards is being recognized as expense over the three-year vesting period.

2022 LTI Program.  In the first quarter of 2022, the Compensation and Human Capital Committee established and granted awards under a 2022 Long-Term Incentive Program, or 2022 LTI Program.  Awards under the 2022 LTI Program, took the form of LTIP units and restricted stock units.  Awards of LTIP units under this program will be considered earned if the respective performance conditions (based on FFO and Objective Criteria Goals), subject to adjustment based upon a TSR modifier, with respect to the FFO performance condition, as defined in the applicable award agreements, are achieved during the applicable three-year measurement period.  Any units determined to be earned LTIP units under the 2022 LTI Program will vest on January 1, 2026.  The 2022 LTI Program provides that the amount earned related to the performance-based portion of the awards is dependent on the Compensation and Human Capital Committee’s determination that Simon’s FFO performance and achievement of certain objective criteria goals and has a maximum potential fair value at grant date of $20.6 million.  As part of the 2022 LTI Program, on March 11, 2022 and March 18, 2022, the Compensation and Human Capital Committee also established grants of 52,673 time-based restricted stock units under the 2019 Plan at a grant date fair market value of $130.05 and $130.84 per share.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

These awards will vest on March 11, 2025 and March 18, 2025.  The $6.9 million grant date fair value of these awards is being recognized as expense over the three-year vesting period.

The Compensation and Human Capital Committee approved LTIP unit grants as shown in the table below. The extent to which LTIP units were determined by the Compensation and Human Capital Committee’s to have been earned, and the aggregate grant date fair value, are as follows:

LTIP Program	LTIP Units Earned	Grant Date Fair Value of TSR Award	Grant Date Target Value of Performance-Based Awards
2019 LTIP program	72,442	$9.5 million	$14.7 million
2021 LTIP program	To be determined in 2024	$5.7 million	$12.2 million
2022 LTIP program	To be determined in 2025	—	$13.7 million

We recorded compensation expense, net of capitalization, related to the aforementioned LTIP and LTI programs of approximately $5.8 million and $4.6 million for the three months ended March 31, 2022 and 2021, respectively.

Restricted Stock.  The Compensation and Human Capital Committee awarded 143,518 shares of restricted stock to employees on April 1, 2022 at a grant date fair market value of $131.56 per share related to 2021 compensation plans.  The grant date fair value of the employee restricted stock awards is being recognized as expense over the three-year vesting period. In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.

We recorded compensation expense, net of capitalization, related to restricted stock of approximately $2.4 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively.

9. Lease Income

Fixed lease income under our operating leases includes fixed minimum lease consideration and fixed CAM reimbursements recorded on a straight-line basis. Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, utilities, marketing, and certain other items including negative variable lease income as discussed below.

	For the Three Months Ended
	March 31,
	2022	2021
Fixed lease income	$959,630	$937,489
Variable lease income	248,237	207,569
Total lease income	$1,207,867	$1,145,058

Tenant receivables and accrued revenue in the accompanying consolidated balance sheets includes straight-line receivables of $559.5 million and $568.7 million on March 31, 2022, and December 31, 2021, respectively.

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

Lease Commitments

As of March 31, 2022, we are subject to ground leases that cover all or a portion of 23 of our consolidated properties with termination dates extending through 2090, including periods for which exercising an extension option is reasonably assured.  These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total sales of the property.  In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2023 to 2028.  These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate taxes, and utility expenses.  Some of our ground and office leases include escalation clauses.  All of our lease arrangements are classified as operating leases.  We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Three Months Ended
	March 31,
	2022	2021
Operating Lease Cost
Fixed lease cost	$8,095	$8,118
Variable lease cost	4,269	4,078
Sublease income	—	(186)
Total operating lease cost	$12,364	$12,010

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

	For the Three Months Ended
	March 31,
	2022	2021
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$12,339	$12,166

Weighted-average remaining lease term - operating leases	33.3 years	34.2 years
Weighted-average discount rate - operating leases	4.87%	4.87%

Minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2022	$33,120
2023	33,261
2024	33,395
2025	33,406
2026	33,420
Thereafter	857,686
$1,024,288
Impact of discounting	(519,604)
Operating lease liabilities	$504,684

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of March 31, 2022 and December 31, 2021, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $155.5 million and $209.9 million, respectively.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

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

COVID-19

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, or COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has had a material negative impact on economic and market conditions around the world, and, notwithstanding the fact that vaccines are being administered in the United States and elsewhere, the pandemic continues to adversely impact economic activity in retail real estate. The impact of the COVID-19 pandemic continues to evolve and governments and other authorities, including where we own or hold interests in properties, have at times imposed measures intended to control its spread, including restrictions on freedom of movement, group gatherings and business operations such as travel bans, border closings, business closures, quarantines, stay-at-home, shelter-in-place orders, density limitations and social distancing measures. As a result of the COVID-19 pandemic and these measures, the Company has experienced and may continue to experience material impacts including changes in the ability to recognize revenue due to changes in our assessment of the probability of collection of lease income and asset impairment charges as a result of changing cash flows generated by our properties and investments.

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of March 31, 2022, we owned or held an interest in 199 income-producing properties in the United States, which consisted of 95 malls, 69 Premium Outlets, 14 Mills, six lifestyle centers, and 15 other retail properties in 37 states and Puerto Rico. We also own an 80% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at properties in the North America, Europe and Asia. Internationally, as of March 31, 2022, we had ownership in 33 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of March 31, 2022, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 14 countries in Europe.

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

COVID-19

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, or COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has had a material negative impact on economic and market conditions around the world, and, notwithstanding the fact that vaccines are being administered in the United States and elsewhere, the pandemic continues to adversely impact economic activity in retail real estate. The impact of the COVID-19 pandemic continues to evolve and governments and other authorities, including where we own or hold interests in properties, have at times imposed measures intended to control its spread, including restrictions on freedom of movement, group gatherings and business operations such as travel bans, border closings, business closures, quarantines, stay-at-home, shelter-in-place orders, density limitations and social distancing measures. As a result of the COVID-19 pandemic and these measures, the Company has experienced and may continue to experience material impacts including changes in the ability to recognize revenue due to changes in our assessment of the probability of collection of lease income and asset impairment charges as a result of changing cash flows generated by our properties and investments.

As we developed and implemented our response to the impact of the COVID-19 pandemic and restrictions intended to prevent its spread on our business, our primary focus has been on the health and safety of our employees, our shoppers and the communities in which we serve.

Results Overview

Diluted earnings per share and diluted earnings per unit decreased $0.06 during the first three months of 2022 to $1.30 from $1.36 for the same period last year. The decrease in diluted earnings per share and diluted earnings per unit was primarily attributable to:

●	a 2021 gain on acquisitions and disposals of $93.1 million, or $0.25 per diluted share/unit, related to the disposition of our interest in one property of $89.3 million, or $0.24 per diluted share/unit, and a non-cash gain on the consolidation of one property of $3.7 million, or $0.01 per diluted share/unit,
●	unrealized losses in fair value of equity instruments of $31.0 million, or $0.08 per diluted share/unit,
●	decreased other income of $9.1 million, or $0.03 per diluted share/unit, primarily due to a decrease in lease settlement income of $19.1 million, or $0.06 per diluted share/unit, partially offset by
●	improved operations and core fundamentals, as discussed below,
●	increased income from unconsolidated entities of $66.1 million, or $0.20 per diluted share/unit, the majority of which is due to favorable year-over-year operations from our domestic and international portfolios, including TRG,
●	decreased interest expense in 2022 of $16.9 million, or $0.05 per diluted share/unit, primarily due to the early extinguishment of nine secured loans in the fourth quarter of 2021 and the disposition of three retail properties in 2021.

Portfolio NOI increased 8.8% for the three month period in 2022 over the prior year period primarily as a result of improved operations in our domestic and international portfolios compared to the prior year. Average base minimum rent for U.S. Malls and

Premium Outlets decreased 3.4% to $54.14 psf as of March 31, 2022, from $56.07 psf as of March 31, 2021.  Ending occupancy for our U.S. Malls and Premium Outlets increased 2.5% to 93.3% as of March 31, 2022, from 90.8% as of March 31, 2021.

Our effective overall borrowing rate at March 31, 2022 on our consolidated indebtedness decreased 11 basis points to 2.93% as compared to 3.04% at March 31, 2021. This decrease was primarily due to a decrease in the effective overall borrowing rate on variable rate debt of 66 basis points (1.37% at March 31, 2022 as compared to 2.03% at March 31, 2021). The weighted average years to maturity of our consolidated indebtedness was 8.0 years and 7.8 years at March 31, 2022 and December 31, 2021, respectively.

Our financing activity for the three months ended March 31, 2022 included:

●	decreasing our borrowings under the Operating Partnership’s global unsecured commercial paper note program, or the Commercial Paper program, by $260.3 million,
●	completing on January 11, 2022, the issuance of the following senior unsecured notes: $500 million with a floating interest rate of SOFR plus 43 basis points and $700 million with a fixed interest rate of 2.650%, with maturity dates of January 11, 2024 and February 1, 2032, respectively. The proceeds were used to repay $1.05 billion outstanding under the $3.5 billion unsecured revolving credit facility, or the Supplemental Facility on January 12, 2022.

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

The following table sets forth these key operating statistics for the combined U.S. Malls and Premium Outlets:

●	properties that are consolidated in our consolidated financial statements,
●	properties we account for under the equity method of accounting as joint ventures, and
●	the foregoing two categories of properties on a total portfolio basis.

	March 31,	March 31,	%/Basis Points
	2022	2021	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	93.3%	90.9%	240 bps
Unconsolidated	93.3%	90.5%	280 bps
Total Portfolio	93.3%	90.8%	250 bps
Average Base Minimum Rent per Square Foot
Consolidated	$52.82	$54.25	-2.6%
Unconsolidated	$57.77	$61.26	-5.7%
Total Portfolio	$54.14	$56.07	-3.4%
The Mills:
Ending Occupancy	97.0%	95.8%	120 bps
Average Base Minimum Rent per Square Foot	$34.18	$33.60	1.7%
(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the three months ended March 31, 2022, we signed 270 new leases and 315 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 1.8 million square feet, of which 1.3 million square feet related to consolidated properties. During the comparable period in 2021, we signed 151 new leases and 406 renewal leases with a fixed minimum rent, comprising approximately 2.2 million square feet, of which 1.8 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $57.67 per square foot in 2022 and $67.66 per square foot in 2021 with an average tenant allowance on new leases of $56.16 per square foot and $70.03 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	March 31,	March 31,	%/Basis Points
	2022	2021	Change
Ending Occupancy	99.5%	99.5%	+0 bps
Average Base Minimum Rent per Square Foot	¥5,524	¥5,479	0.82%

Results of Operations

The following acquisitions and dispositions of consolidated properties affected our consolidated results in the comparative periods:

●	During 2021, we disposed of three retail properties.
●	During the first quarter of 2021, we consolidated one Designer Outlet property in Europe that had previously been accounted for under the equity method.

The following acquisitions and openings of equity method investments and properties affected our income from unconsolidated entities in the comparative periods:

●	During the fourth quarter of 2021, we disposed of our noncontrolling interest in one retail property.
●	On December 20, 2021, we sold a portion of our interest in ABG for cash consideration of $65.5 million and purchased additional interests in ABG for cash consideration of $100.0 million. Our noncontrolling interest in ABG is approximately 10.4%.
●	On October 15, 2021, we opened Jeju Premium Outlet, a 92,000 square foot center in Jeju Province, South Korea. We own 50% interest in this center.
●	On July 1, 2021, we contributed to ABG all of our interests in the intellectual property licensing ventures of Forever 21 and Brooks Brothers for additional interests in ABG.
●	On June 1, 2021, we and our partner, ABG, acquired the intellectual property licensing rights of Eddie Bauer. Our non-controlling interest in the licensing venture is 49% and was acquired for cash consideration of $100.8 million.
●	On April 12, 2021, we opened West Midlands Designer Outlet, a 197,000 square foot center in Cannock, United Kingdom. We own 23.2% interest in this center.
●	In the first quarter of 2021, we and our partner, ABG, both acquired additional 12.5% interests in the licensing and operations of Forever 21 for $56.3 million bringing our interest to 50%. Subsequently the Forever 21 operations were merged into SPARC Group.

For the purposes of the following comparison between the three months ended March 31, 2022 and 2021, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned or held interests in and operated in both of the periods under comparison.

Three months ended March 31, 2022 vs. Three months ended March 31, 2021

Lease income increased $62.8 million, of which the property transactions accounted for an $8.5 million decrease.  Comparable lease income increased $71.3 million, or 6.3%.  Total lease income increased primarily due to an increase in variable lease income of $40.7 million primarily related to higher consideration based on tenant sales, and an increase in fixed lease income of $22.1 million primarily due to a reduction in bad debt reserves, and higher occupancy.

Total other income decreased $9.1 million, primarily due to a decrease in lease settlement income of $19.1 million, partially offset by a $5.7 million increase related to Simon Brand Ventures and gift card revenues, and a $4.3 million net increase in dividend income and other income.

Property operating expenses increased $17.0 million primarily due to the return to a more normalized operating environment.

Home and regional office costs increased $16.2 million due to lower personnel and compensation costs in 2021 as a result of the continued impacts of Covid.

Other expense increased $18.9 million primarily due to the write-off of development costs related to an international development project in Germany we are no longer intending to pursue, as well as increased legal fees.

Interest expense decreased $16.9 million primarily related to the early extinguishment of nine secured loans and disposition of three retail properties in 2021.

During 2021, we recorded a loss on extinguishment of debt of $3.0 million as a result of the early redemption of unsecured notes.

Income from unconsolidated entities increased $66.1 million primarily due to favorable results of operations year over year across the platforms, our other platform investments, as well as our international investments.

During 2022, we recorded a $1.5 million gain related to excess insurance proceeds.  During 2021, we recorded a gain of $93.1 million related to the disposition of one consolidated property and the impact from the consolidation of one property that was previously unconsolidated.

Simon’s net income attributable to noncontrolling interests decreased $2.9 million due to a decrease in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised 5.6% of our total consolidated debt at March 31, 2022. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $1.0 billion in the aggregate during the three months ended March 31, 2022. As of March 31, 2022, the Operating Partnership has a $4.0 billion unsecured revolving credit facility, or Credit Facility, and a Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents decreased $19.0 million during the first three months of 2022 to $514.9 million as of March 31, 2022 as a result of the operating and financing activity, as further discussed in “Cash Flows” below.

On March 31, 2022, we had an aggregate available borrowing capacity of approximately $7.1 billion under the Credit Facilities, net of outstanding borrowings of $125.0 million and amounts outstanding under the Commercial Paper program of $239.7 million and letters of credit of $10.1 million. For the three months ended March 31, 2022, the maximum aggregate outstanding balance under the Credit Facilities was $1.2 billion and the weighted average outstanding balance was $265.0 million. The weighted average interest rate was 0.9% for the three months ended March 31, 2022.

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

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the three months ended March 31, 2022 totaled $1.0 billion. In addition, we had net repayments from our debt financing and repayment activities of

$89.1 million in 2022. These activities are further discussed below under “Financing and Debt.” During the first three months of 2022, we also:

●	paid stockholder dividends and unitholder distributions totaling approximately $621.5 million and preferred unit distributions totaling $1.3 million,
●	funded consolidated capital expenditures of $154.6 million (including development and other costs of $24.7 million, redevelopment and expansion costs of $102.4 million, and tenant costs and other operational capital expenditures of $27.5 million), and
●	funded investments in unconsolidated entities of $124.4 million.

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

Financing and Debt

Unsecured Debt

At March 31, 2022, our unsecured debt consisted of $19.5 billion of senior unsecured notes of the Operating Partnership, $125.0 million outstanding under the Credit Facility, and $239.7 million outstanding under the Commercial Paper program.

At March 31, 2022, we had an aggregate available borrowing capacity of $7.1 billion under the Credit Facility and the Supplemental Facility. The maximum aggregate outstanding balance under the Credit Facilities, during the three months ended March 31, 2022 was $1.2 billion and the weighted average outstanding balance was $265.0 million. Letters of credit of $10.1 million were outstanding under the Credit Facilities as of March 31, 2022.

The Credit Facility can be increased in the form of additional commitments in an aggregate not to exceed $1.0 billion, for a total aggregate size of $5.0 billion, subject to obtaining additional lender commitments and satisfying certain customary conditions precedent.  Borrowings may be denominated in U.S. dollars, Euro, Yen, Pounds Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 95% of the maximum revolving credit amount, as defined. The initial maturity date of the Credit Facility is June 30, 2024. The Credit Facility can be extended for two additional six-month periods to June 30, 2025, at our sole option, subject to satisfying certain customary conditions precedent.

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

The Supplemental Facility’s borrowing capacity of $3.5 billion may be increased to $4.5 billion during its term and provides for borrowings denominated in U.S. dollars, Euro, Yen, Pounds, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 100% of the maximum revolving credit amount, as defined. The initial maturity date of the Supplemental Facility is January 31, 2026 and can be extended for an additional year to January 31, 2027 at our sole option, subject to satisfying certain customary conditions precedent.

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

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On March 31, 2022, we had $239.7 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar-denominated notes with a weighted average interest rate of 0.30%. These borrowings have a weighted average maturity date of April 6, 2022 and reduce amounts otherwise available under the Credit Facilities.

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

Mortgage Debt

Total mortgage indebtedness was $5.4 billion at March 31, 2022 and December 31, 2021.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of March 31, 2022, we were in compliance with all covenants of our unsecured debt.

At March 31, 2022, our consolidated subsidiaries were the borrowers under 36 non-recourse mortgage notes secured by mortgages on 39 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At March 31, 2022, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of March 31, 2022 and December 31, 2021, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	March 31, 2022	Interest Rate(1)	December 31, 2021	Interest Rate(1)
Fixed Rate	$23,728,136	3.02%	$23,364,566	2.99%
Variable Rate	1,441,701	1.41%	1,956,456	1.22%
	$25,169,837	2.93%	$25,321,022	2.86%
(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the combined 2021 Annual Report on Form 10-K of Simon and the Operating Partnership.

In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of March 31, 2022, for the remainder of 2022 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2022	2023-2024	2025-2026	After 2026	Total
Long Term Debt (1) (2)	$1,459,510	$4,566,838	$6,582,643	$12,657,949	$25,266,940
Interest Payments (3)	573,790	1,402,983	1,041,249	3,875,651	6,893,673
(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	The amount due in 2022 includes $239.7 million outstanding under the Commercial Paper program.
(3)	Variable rate interest payments are estimated based on the applicable LIBOR or SOFR rate at March 31, 2022.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in note 6 of the condensed notes to our consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of March 31, 2022, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $155.5 million.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

Joint Venture Formation and Other Investment Activity

During the first quarter of 2022, SPARC Group acquired certain assets and operations at Reebok and entered into a long-term strategic partnership agreement with ABG to become the core licensee and operating partner for Reebok in the United States.

On July 1, 2021, we contributed to ABG all of our interests in both the Forever 21 and Brooks Brothers intellectual property licensing ventures in exchange for additional interests in ABG. As a result, in the third quarter of 2021, we recognized a non-cash gain of $159.8 million representing the difference between fair value of the interests received and the carrying value of our interests in the licensing ventures, less costs to sell. On December 20, 2021, we sold a portion of our interest in ABG, resulting in a pre-tax gain of $18.8 million. In connection with this transaction, we recorded taxes of $8.0 million. Subsequently we acquired additional interests in ABG for tax consideration of $100.0 million. At December 31, 2021, our noncontrolling interest in ABG was approximately 10.4%.

On June 1, 2021, we and our partner, ABG, acquired the intellectual property licensing rights of Eddie Bauer. Our non-controlling interest in the licensing venture is 49% and was acquired for cash consideration of $100.8 million.

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

Construction continues on certain redevelopment and new development projects in the U.S. and internationally that are nearing completion.  Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $768 million.  Simon’s share of remaining net cash funding required to complete the new development and redevelopment projects currently under construction is approximately $296 million.  We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 7-10% for all of our new development, expansion and redevelopment projects.

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material. We expect our share of estimated committed capital for international development projects to be completed with projected delivery in 2022 or 2023 is $156 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these new development projects as well as our share of the estimated total cost as of March 31, 2022 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected/Actual
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
New Development Projects:
Fukaya-Hanazono Premium Outlets	Fukaya City, Japan	292,500	40%	JPY	6,153	$50.5	Oct. - 2022
Paris-Giverny Designer Outlet	Vernon (Normandy), France	220,000	74%	EUR	119.5	$132.9	Jan. - 2023
(1)	USD equivalent based upon March 31, 2022 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $1.65 per share in the first quarter of 2022.  Simon paid a common stock dividend of $1.30 per share in the first quarter of 2021.  The Operating Partnership paid distributions per unit for the same amounts.  On May 9, 2022, Simon’s Board of Directors declared a quarterly cash dividend for the second quarter of 2022 of $1.70 per share, payable on June 30, 2022 to shareholders of record on June 9, 2022.  The distribution rate on units is equal to the dividend rate on common stock.  In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On May 9, 2022, Simon's Board of Directors authorized a common stock repurchase plan.  Under the plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period commencing on May 16, 2022 and ending on May 16, 2024 in the open market or in privately negotiated transactions as market conditions warrant.

Forward-Looking Statements

Certain statements made in this section or elsewhere in this Quarterly Report on Form 10-Q may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that its expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: uncertainties regarding the impact of the COVID-19 pandemic and governmental restrictions intended to prevent its spread on our business, financial condition, results of operations, cash flow and liquidity and our ability to access the capital markets, satisfy our debt service obligations and make distributions to our stockholders; changes in economic and market conditions that may adversely affect the general retail environment; the potential loss of anchor stores or major tenants; the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise; the intensely competitive market environment in the retail industry, including e-commerce;  an increase in vacant space at our properties; the inability to lease newly developed properties and renew leases and relet space at existing properties on favorable terms; our international activities subjecting us to risks that are different from or greater than those associated with our domestic operations, including changes in foreign exchange rates; risks associated with the acquisition, development, redevelopment, expansion, leasing and management of properties; general risks related to real estate investments, including the illiquidity of real estate investments; the impact of our substantial indebtedness on our future operations, including covenants in the governing agreements that impose restrictions on us that may affect our ability to operate freely; any disruption in the financial markets that may adversely affect our ability to access capital for growth and satisfy our ongoing debt service requirements; any change in our credit rating; changes in market rates of interest; the transition of LIBOR to an alternative reference rate; our continued ability to maintain our status as a REIT; changes in tax laws or regulations that result in adverse tax consequences; risks relating to our joint venture properties, including guarantees of certain joint venture indebtedness; environmental liabilities; the conflict in Ukraine; natural disasters; the availability of comprehensive insurance coverage; the potential for terrorist activities; security breaches that could compromise our information technology or infrastructure; and the loss of key management personnel.  We discussed these and other risks and uncertainties under the heading "Risk Factors" in the combined 2021 Annual Report on Form 10-K of Simon and the Operating Partnership and in this report. We may update that discussion in subsequent other periodic reports, but except as required by law, we undertake no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

Non-GAAP Financial Measures

Industry practice is to evaluate real estate properties in part based on performance measures such as FFO, diluted FFO per share, NOI, portfolio NOI and beneficial interest of combined NOI. We believe that these non-GAAP measures are helpful to investors because they are widely recognized measures of the performance of REITs and provide a relevant basis for comparison among REITs. We also use these measures internally to measure the operating performance of our portfolio.

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

You should understand that our computations of these non-GAAP measures might not be comparable to similar measures reported by other REITs and that these non-GAAP measures:

●	do not represent cash flow from operations as defined by GAAP,
●	should not be considered as an alternative to net income determined in accordance with GAAP as a measure of operating performance, and
●	are not an alternative to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	For the Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Funds from Operations	$1,015,112	$933,951
Change in FFO from prior period	8.7%	(4.8)%
Consolidated Net Income	$488,310	$510,460
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	307,913	313,575
Our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments	225,086	204,237
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(1,491)	(93,057)
Unrealized losses in fair value of equity instruments of retail real estate	—	3,201
Net loss attributable to noncontrolling interest holders in properties	996	938
Noncontrolling interests portion of depreciation and amortization and gain on consolidation of properties	(4,389)	(4,090)
Preferred distributions and dividends	(1,313)	(1,313)
FFO of the Operating Partnership	$1,015,112	$933,951
FFO allocable to limited partners	127,645	117,595
Dilutive FFO allocable to Simon Property	$887,467	$816,356
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.30	$1.36
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments, net of noncontrolling interests portion of depreciation and amortization	1.41	1.36
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(0.01)	(0.25)
Unrealized losses in fair value of equity instruments of retail real estate	—	0.01
Diluted FFO per share	$2.70	$2.48
Basic and Diluted weighted average shares outstanding	328,606	328,514
Weighted average limited partnership units outstanding	47,264	47,322
Basic and Diluted weighted average shares and units outstanding	375,870	375,836

The following schedule reconciles consolidated net income to our beneficial share of combined NOI and portfolio NOI.

	For the Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$488,310	$510,460
Income and other tax benefit	(1,435)	(5,898)
Interest expense	185,159	202,016
Income from unconsolidated entities	(81,184)	(15,069)
Loss on extinguishment of debt	—	2,959
Unrealized losses in fair value of equity instruments	31,032	3,201
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(1,491)	(93,057)
Operating Income Before Other Items	620,391	604,612
Depreciation and amortization	310,163	315,738
Home and regional office costs	52,197	35,999
General and administrative	7,833	6,576
Other expenses (1)	12,395	—
NOI of consolidated entities	$1,002,979	$962,925
Less: Noncontrolling interest partners share of NOI	(5,944)	(4,614)
Beneficial NOI of consolidated entities	$997,035	$958,311
Reconciliation of NOI of unconsolidated entities:
Net Income	$210,862	$135,591
Interest expense	144,448	146,196
Operating Income Before Other Items	355,310	281,787
Depreciation and amortization	170,562	171,154
NOI of unconsolidated entities	$525,872	$452,941
Less: Joint Venture partners share of NOI	(273,526)	(238,807)
Beneficial NOI of unconsolidated entities	$252,346	$214,134
Add: NOI from TRG	107,292	98,060
Add: NOI from Other Platform Investments and Investments	91,997	51,089
Beneficial interest of Combined NOI	$1,448,670	$1,321,594
Less: Corporate and Other NOI Sources (2)	63,460	73,223
Less: Beneficial interest of NOI from Other Platform Investments	25,885	3,533
Less: Beneficial interest of NOI from Investments (3)	47,365	39,013
Portfolio NOI	$1,311,960	$1,205,825
Portfolio NOI Change	8.8%
(1)	Represents the write-off of pre-development costs for the quarter ended March 31, 2022.
(2)	Includes income components excluded from portfolio NOI and domestic property NOI (domestic lease termination income, interest income, land sale gains, straight line lease income, above/below market lease adjustments), Simon management company revenues, and other assets.
(3)	Includes our share of NOI of Klépierre (at constant currency) and other corporate investments.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

Sensitivity Analysis

We disclosed a qualitative and quantitative analysis regarding market risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the combined 2021 Annual Report on Form 10-K of Simon and the Operating Partnership. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2021.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of March 31, 2022. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of March 31, 2022. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A. Risk Factors

Through the period covered by this report there were no material changes to the Risk Factors disclosed under Item 1A. Risk Factors in Part I of the combined 2021 Annual Report on Form 10-K of Simon and the Operating Partnership.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Simon

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2022, Simon issued 2,680 shares of common stock to two limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership.  The issuance of shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

	Total number		Average
	of shares		price paid
Period	purchased		per share
January 1, 2022 - January 31, 2022	23,514	(1)	$159.77
February 1, 2022 - February 28, 2022	—		$—
March 1, 2022 - March 31, 2022	—		$—
	23,514		$159.77
(1)

Total number of shares purchased represents shares withheld by us and transferred to treasury shares in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.

The Operating Partnership

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended March 31, 2022.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2022, the Operating Partnership redeemed 1,000 units from a limited partner for $0.1 million.

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

Item 6.  Exhibits

Exhibit Number	Exhibit Descriptions
10.1*	Simon Property Group, Inc. – 2022 Incentive Compensation Plan.
10.2*	Form of Simon Property Group Series 2022 LTIP Unit Award Agreement.
10.3*	Form of Certificate of Designation of Series 2022 LTIP Units of Simon Property Group, L.P.
10.4*	Form of Simon Property Group 2022 Restricted Stock Unit Award Agreement.
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
Date: May 9, 2022

SIMON PROPERTY GROUP, L.P.

/s/ Brian J. McDade
Brian J. McDade
Executive Vice President, Chief Financial Officer and
Treasurer of Simon Property Group, Inc., General Partner
Date: May 9, 2022