Form 10-Q
period 2022-06-30
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2022-08-04
CIK 1063761, 1022344

J

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of June 30, 2022, Simon Property Group, Inc. had 327,351,717 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2022 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority-owned partnership subsidiary, for which Simon is the general partner. As of June 30, 2022, Simon owned an approximate 87.4% ownership interest in the Operating Partnership, with the remaining 12.6% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day-to-day management.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10-Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	June 30,	December 31,
	2022	2021
ASSETS:
Investment properties, at cost	$37,890,484	$37,932,366
Less - accumulated depreciation	15,982,792	15,621,127
	21,907,692	22,311,239
Cash and cash equivalents	541,240	533,936
Tenant receivables and accrued revenue, net	828,876	919,654
Investment in TRG, at equity	3,218,986	3,305,102
Investment in Klépierre, at equity	1,446,460	1,661,943
Investment in other unconsolidated entities, at equity	3,105,378	3,075,375
Right-of-use assets, net	499,699	504,119
Investments held in trust - special purpose acquisition company	345,000	345,000
Deferred costs and other assets	1,185,705	1,121,011
Total assets	$33,079,036	$33,777,379
LIABILITIES:
Mortgages and unsecured indebtedness	$24,885,968	$25,321,022
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,337,984	1,433,216
Cash distributions and losses in unconsolidated entities, at equity	1,709,379	1,573,105
Dividend payable	2,327	1,468
Lease liabilities	502,440	506,931
Other liabilities	543,936	540,912
Total liabilities	28,982,034	29,376,654
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests	566,080	547,740
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	41,599	41,763
Common stock, $0.0001 par value, 511,990,000 shares authorized, 342,905,419 and 342,907,608 issued and outstanding, respectively	34	34
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	11,218,057	11,212,990
Accumulated deficit	(6,012,757)	(5,823,708)
Accumulated other comprehensive loss	(167,895)	(185,186)
Common stock held in treasury, at cost, 15,553,702 and 14,295,983 shares, respectively	(2,007,706)	(1,884,441)
Total stockholders’ equity	3,071,332	3,361,452
Noncontrolling interests	459,590	491,533
Total equity	3,530,922	3,852,985
Total liabilities and equity	$33,079,036	$33,777,379

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUE:
Lease income	$1,194,700	$1,158,825	$2,402,566	$2,303,883
Management fees and other revenues	28,811	26,061	56,398	51,358
Other income	56,331	69,260	116,799	138,856
Total revenue	1,279,842	1,254,146	2,575,763	2,494,097
EXPENSES:
Property operating	112,408	96,073	216,071	182,692
Depreciation and amortization	298,273	315,732	608,436	631,470
Real estate taxes	111,989	114,695	223,680	230,706
Repairs and maintenance	20,050	19,036	42,354	40,391
Advertising and promotion	20,064	19,565	45,327	49,050
Home and regional office costs	47,516	47,699	99,713	83,698
General and administrative	9,360	7,254	17,194	13,830
Other	33,421	29,369	75,836	52,926
Total operating expenses	653,081	649,423	1,328,611	1,284,763
OPERATING INCOME BEFORE OTHER ITEMS	626,761	604,723	1,247,152	1,209,334
Interest expense	(187,316)	(200,419)	(372,473)	(402,435)
Loss on extinguishment of debt	—	—	—	(2,959)
Income and other tax expense	(24,346)	(47,003)	(22,912)	(41,105)
Income from unconsolidated entities	190,073	348,545	271,257	363,614
Unrealized (losses) gains in fair value of equity instruments	(17,817)	23	(48,850)	(3,177)
(Loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(17,875)	—	(16,384)	93,057
CONSOLIDATED NET INCOME	569,480	705,869	1,057,790	1,216,329
Net income attributable to noncontrolling interests	71,903	87,778	132,747	151,543
Preferred dividends	834	834	1,669	1,669
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$496,743	$617,257	$923,374	$1,063,117
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.51	$1.88	$2.81	$3.24

Consolidated Net Income	$569,480	$705,869	$1,057,790	$1,216,329
Unrealized gain on derivative hedge agreements	28,024	1,239	44,858	37,086
Net gain reclassified from accumulated other comprehensive loss into earnings	(401)	(475)	(789)	(6,618)
Currency translation adjustments	(24,644)	(5,886)	(23,339)	(29,769)
Changes in available-for-sale securities and other	(552)	82	(1,073)	(234)
Comprehensive income	571,907	700,829	1,077,447	1,216,794
Comprehensive income attributable to noncontrolling interests	72,130	87,178	135,112	151,640
Comprehensive income attributable to common stockholders	$499,777	$613,651	$942,335	$1,065,154

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,057,790	$1,216,329
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	639,463	664,783
Loss on debt extinguishment	—	2,959
Loss (gain) on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities, and impairment, net	16,384	(93,057)
Unrealized losses in fair value of equity instruments	48,850	3,177
Straight-line lease loss	15,096	11,531
Equity in income of unconsolidated entities	(271,257)	(363,614)
Distributions of income from unconsolidated entities	369,536	198,737
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	62,141	259,049
Deferred costs and other assets	(89,737)	(42,872)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	44,545	20,727
Net cash provided by operating activities	1,892,811	1,877,749
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(14,000)	(157,080)
Funding of loans to related parties	(129,107)	(1,244)
Repayments of loans to related parties	76,940	285
Capital expenditures, net	(309,345)	(228,669)
Cash impact from the consolidation of properties	20,988	5,595
Net proceeds from sale of assets	59,025	—
Investments in unconsolidated entities	(235,581)	(26,768)
Purchase of equity instruments	(47,288)	(9,981)
Proceeds from sales of equity instruments	25,986	—
Insurance proceeds for property restoration	—	6,400
Distributions of capital from unconsolidated entities and other	325,751	78,894
Net cash used in investing activities	(226,631)	(332,568)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(164)	(164)
Purchase of shares related to stock grant recipients' tax withholdings	(6,788)	(2,318)
Redemption of limited partner units	(1,758)	(57)
Purchase of treasury stock	(144,114)	—
Proceeds from the special purpose acquisition company IPO, net of transaction costs	—	338,121
Establishment of trust account for special purpose acquisition company	—	(345,000)
Distributions to noncontrolling interest holders in properties	(6,348)	(589)
Contributions from noncontrolling interest holders in properties	18,743	12,725
Preferred distributions of the Operating Partnership	(957)	(957)
Distributions to stockholders and preferred dividends	(1,102,079)	(854,977)
Distributions to limited partners	(158,497)	(121,819)
Cash paid to extinguish debt	—	(2,959)
Proceeds from issuance of debt, net of transaction costs	2,526,065	5,056,317
Repayments of debt	(2,782,979)	(5,344,318)
Net cash used in financing activities	(1,658,876)	(1,265,995)
INCREASE IN CASH AND CASH EQUIVALENTS	7,304	279,186
CASH AND CASH EQUIVALENTS, beginning of period	533,936	1,011,613
CASH AND CASH EQUIVALENTS, end of period	$541,240	$1,290,799

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
December 31, 2021	$41,763	$34	$(185,186)	$11,212,990	$(5,823,708)	$(1,884,441)	$491,533	$3,852,985
Exchange of limited partner units (2,680 common shares, note 8)				27			(27)	—
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (47,804 common shares)				(6,864)		6,864		—
Redemption of limited partner units (1,000 units)				(137)			(10)	(147)
Amortization of stock incentive				3,705				3,705
Long-term incentive performance units							3,895	3,895
Issuance of unit equivalents and other (23,514 common shares repurchased)				1	(9,007)	(3,757)	(262)	(13,025)
Unrealized gain on hedging activities			14,715				2,118	16,833
Currency translation adjustments			1,170				135	1,305
Changes in available-for-sale securities and other			(455)				(66)	(521)
Net gain reclassified from accumulated other comprehensive loss into earnings			(338)				(49)	(387)
Other comprehensive income (loss)			15,092				2,138	17,230
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				3,899			(3,899)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(543,010)		(78,024)	(621,034)
Distributions to other noncontrolling interest partners							(60)	(60)
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and a $1,269 loss attributable to noncontrolling redeemable interests in properties					427,464		61,636	489,100
March 31, 2022	$41,681	$34	$(170,094)	$11,213,621	$(5,948,261)	$(1,881,334)	$476,920	$3,732,567
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (160,259 common shares, net)				(20,773)		20,773		—
Redemption of limited partner units (12,930 units)				(1,484)			(126)	(1,610)
Amortization of stock incentive				8,662				8,662
Treasury stock purchase (1,424,096 shares)						(144,114)		(144,114)
Long-term incentive performance units							1,826	1,826
Issuance of unit equivalents and other (23,041 common shares repurchased)				101	(3,006)	(3,031)	7,915	1,979
Unrealized gain on hedging activities			24,484				3,540	28,024
Currency translation adjustments			(21,452)				(3,192)	(24,644)
Changes in available-for-sale securities and other			(482)				(70)	(552)
Net gain reclassified from accumulated other comprehensive loss into earnings			(351)				(50)	(401)
Other comprehensive income (loss)			2,199				228	2,427
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				17,930			(17,930)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(559,069)		(80,478)	(639,547)
Distributions to other noncontrolling interest partners							(52)	(52)
Net income, excluding $478 attributable to preferred interests in the Operating Partnership and $136 attributable to noncontrolling redeemable interests in properties					497,579		71,287	568,866
June 30, 2022	$41,599	$34	$(167,895)	$11,218,057	$(6,012,757)	$(2,007,706)	$459,590	$3,530,922

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
December 31, 2020	$42,091	$34	$(188,675)	$11,179,688	$(6,102,314)	$(1,891,352)	$432,874	$3,472,346
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (37,976 common shares)				(7,214)		7,214		—
Redemption of limited partner units (316 units)				(34)			(3)	(37)
Amortization of stock incentive				4,231				4,231
Long-term incentive performance units							5,014	5,014
Issuance of unit equivalents and other				(4,313)	(2,681)		15,822	8,828
Unrealized gain on hedging activities			31,333				4,514	35,847
Currency translation adjustments			(20,878)				(3,005)	(23,883)
Changes in available-for-sale securities and other			(276)				(40)	(316)
Net gain reclassified from accumulated other comprehensive loss into earnings			(5,370)				(773)	(6,143)
Other comprehensive income (loss)			4,809				696	5,505
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				4,849			(4,849)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(428,712)		(61,558)	(490,270)
Distributions to other noncontrolling interest partners							(577)	(577)
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and an $897 loss attributable to noncontrolling redeemable interests in properties					446,694		64,184	510,878
March 31, 2021	$42,009	$34	$(183,866)	$11,177,207	$(6,087,013)	$(1,884,138)	$451,603	$3,515,836
Exchange of limited partner units (58,571 common shares, note 8)				539			(539)	—
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (41,574 common shares, net)				(1,945)		1,945		—
Redemption of limited partner units (170 units)				(19)			(1)	(20)
Amortization of stock incentive				5,204				5,204
Long-term incentive performance units							5,333	5,333
Issuance of unit equivalents and other (20,374 common shares repurchased)				9,336	(1,212)	(2,318)	1,135	6,941
Unrealized gain on hedging activities			1,079				160	1,239
Currency translation adjustments			(5,176)				(710)	(5,886)
Changes in available-for-sale securities and other			72				10	82
Net gain reclassified from accumulated other comprehensive loss into earnings			(416)				(59)	(475)
Other comprehensive income (loss)			(4,441)				(599)	(5,040)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				3,452			(3,452)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(460,986)		(66,105)	(527,091)
Distributions to other noncontrolling interest partners							(54)	(54)
Net income, excluding $478 attributable to preferred interests in the Operating Partnership and a $1,021 loss attributable to noncontrolling redeemable interests in properties					618,092		88,320	706,412
June 30, 2021	$41,927	$34	$(188,307)	$11,193,774	$(5,931,119)	$(1,884,511)	$475,641	$3,707,439

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	June 30,	December 31,
	2022	2021
ASSETS:
Investment properties, at cost	$37,890,484	$37,932,366
Less — accumulated depreciation	15,982,792	15,621,127
	21,907,692	22,311,239
Cash and cash equivalents	541,240	533,936
Tenant receivables and accrued revenue, net	828,876	919,654
Investment in TRG, at equity	3,218,986	3,305,102
Investment in Klépierre, at equity	1,446,460	1,661,943
Investment in other unconsolidated entities, at equity	3,105,378	3,075,375
Right-of-use assets, net	499,699	504,119
Investments held in trust - special purpose acquisition company	345,000	345,000
Deferred costs and other assets	1,185,705	1,121,011
Total assets	$33,079,036	$33,777,379
LIABILITIES:
Mortgages and unsecured indebtedness	$24,885,968	$25,321,022
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,337,984	1,433,216
Cash distributions and losses in unconsolidated entities, at equity	1,709,379	1,573,105
Distribution payable	2,327	1,468
Lease liabilities	502,440	506,931
Other liabilities	543,936	540,912
Total liabilities	28,982,034	29,376,654
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests	566,080	547,740
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	41,599	41,763
General Partner, 327,359,717 and 328,619,625 units outstanding, respectively	3,029,733	3,319,689
Limited Partners, 47,303,768 and 47,247,936 units outstanding, respectively	437,796	477,292
Total partners’ equity	3,509,128	3,838,744
Nonredeemable noncontrolling interests in properties, net	21,794	14,241
Total equity	3,530,922	3,852,985
Total liabilities and equity	$33,079,036	$33,777,379

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUE:
Lease income	$1,194,700	$1,158,825	$2,402,566	$2,303,883
Management fees and other revenues	28,811	26,061	56,398	51,358
Other income	56,331	69,260	116,799	138,856
Total revenue	1,279,842	1,254,146	2,575,763	2,494,097
EXPENSES:
Property operating	112,408	96,073	216,071	182,692
Depreciation and amortization	298,273	315,732	608,436	631,470
Real estate taxes	111,989	114,695	223,680	230,706
Repairs and maintenance	20,050	19,036	42,354	40,391
Advertising and promotion	20,064	19,565	45,327	49,050
Home and regional office costs	47,516	47,699	99,713	83,698
General and administrative	9,360	7,254	17,194	13,830
Other	33,421	29,369	75,836	52,926
Total operating expenses	653,081	649,423	1,328,611	1,284,763
OPERATING INCOME BEFORE OTHER ITEMS	626,761	604,723	1,247,152	1,209,334
Interest expense	(187,316)	(200,419)	(372,473)	(402,435)
Loss on extinguishment of debt	—	—	—	(2,959)
Income and other tax expense	(24,346)	(47,003)	(22,912)	(41,105)
Income from unconsolidated entities	190,073	348,545	271,257	363,614
Unrealized (losses) gains in fair value of equity instruments	(17,817)	23	(48,850)	(3,177)
(Loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(17,875)	—	(16,384)	93,057
CONSOLIDATED NET INCOME	569,480	705,869	1,057,790	1,216,329
Net loss attributable to noncontrolling interests	(122)	(1,531)	(1,118)	(2,469)
Preferred unit requirements	1,313	1,313	2,626	2,626
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$568,289	$706,087	$1,056,282	$1,216,172
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$496,744	$617,257	$923,374	$1,063,117
Limited Partners	71,545	88,830	132,908	153,055
Net income attributable to unitholders	$568,289	$706,087	$1,056,282	$1,216,172
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$1.51	$1.88	$2.81	$3.24

Consolidated Net Income	$569,480	$705,869	$1,057,790	$1,216,329
Unrealized gain on derivative hedge agreements	28,024	1,239	44,858	37,086
Net gain reclassified from accumulated other comprehensive loss into earnings	(401)	(475)	(789)	(6,618)
Currency translation adjustments	(24,644)	(5,886)	(23,339)	(29,769)
Changes in available-for-sale securities and other	(552)	82	(1,073)	(234)
Comprehensive income	571,907	700,829	1,077,447	1,216,794
Comprehensive income (loss) attributable to noncontrolling interests	(258)	(510)	15	(551)
Comprehensive income attributable to unitholders	$572,165	$701,339	$1,077,432	$1,217,345

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,057,790	$1,216,329
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	639,463	664,783
Loss on debt extinguishment	—	2,959
Loss (gain) on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities, and impairment, net	16,384	(93,057)
Unrealized losses in fair value of equity instruments	48,850	3,177
Straight-line lease loss	15,096	11,531
Equity in income of unconsolidated entities	(271,257)	(363,614)
Distributions of income from unconsolidated entities	369,536	198,737
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	62,141	259,049
Deferred costs and other assets	(89,737)	(42,872)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	44,545	20,727
Net cash provided by operating activities	1,892,811	1,877,749
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(14,000)	(157,080)
Funding of loans to related parties	(129,107)	(1,244)
Repayments of loans to related parties	76,940	285
Capital expenditures, net	(309,345)	(228,669)
Cash impact from the consolidation of properties	20,988	5,595
Net proceeds from sale of assets	59,025	—
Investments in unconsolidated entities	(235,581)	(26,768)
Purchase of equity instruments	(47,288)	(9,981)
Proceeds from sale of equity instruments	25,986	—
Insurance proceeds for property restoration	—	6,400
Distributions of capital from unconsolidated entities and other	325,751	78,894
Net cash used in investing activities	(226,631)	(332,568)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(164)	(164)
Purchase of units related to stock grant recipients' tax withholdings	(6,788)	(2,318)
Redemption of limited partner units	(1,758)	(57)
Purchase of general partner units	(144,114)	—
Proceeds from the special purpose acquisition company IPO, net of transaction costs	—	338,121
Establishment of trust account for special purpose acquisition company	—	(345,000)
Distributions to noncontrolling interest holders in properties	(6,348)	(589)
Contributions from noncontrolling interest holders in properties	18,743	12,725
Partnership distributions	(1,261,533)	(977,753)
Cash paid to extinguish debt	—	(2,959)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	2,526,065	5,056,317
Mortgage and unsecured indebtedness principal payments	(2,782,979)	(5,344,318)
Net cash used in financing activities	(1,658,876)	(1,265,995)
INCREASE IN CASH AND CASH EQUIVALENTS	7,304	279,186
CASH AND CASH EQUIVALENTS, beginning of period	533,936	1,011,613
CASH AND CASH EQUIVALENTS, end of period	$541,240	$1,290,799

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
December 31, 2021	$41,763	$3,319,689	$477,292	$14,241	$3,852,985
Series J preferred stock premium and amortization	(82)				(82)
Limited partner units exchanged to common units (2,680 units)		27	(27)		—
Stock incentive program (47,804 common units)		—			—
Amortization of stock incentive		3,705			3,705
Redemption of limited partner units (1,000 units)		(137)	(10)		(147)
Long-term incentive performance units			3,895		3,895
Issuance of unit equivalents and other (72,442 LTIP units and 23,514 common units)		(12,763)	(2)	(260)	(13,025)
Unrealized gain on hedging activities		14,715	2,118		16,833
Currency translation adjustments		1,170	135		1,305
Changes in available-for-sale securities and other		(455)	(66)		(521)
Net gain reclassified from accumulated other comprehensive loss into earnings		(338)	(49)		(387)
Other comprehensive income (loss)		15,092	2,138		17,230
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		3,899	(3,899)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(834)	(542,176)	(78,024)	(60)	(621,094)
Net income, excluding preferred distributions on temporary equity preferred units of $479 and a $1,269 loss attributable to noncontrolling redeemable interests in properties	834	426,630	61,363	273	489,100
March 31, 2022	$41,681	$3,213,966	$462,726	$14,194	$3,732,567
Series J preferred stock premium and amortization	(82)				(82)
Stock incentive program (160,259 common units, net)		—			—
Amortization of stock incentive		8,662			8,662
Redemption of limited partner units (12,930 units)		(1,484)	(126)		(1,610)
Treasury unit purchase (1,424,096 units)		(144,114)			(144,114)
Long-term incentive performance units			1,826		1,826
Issuance of unit equivalents and other (23,041 common units)		(5,936)	5	7,910	1,979
Unrealized gain on hedging activities		24,484	3,540		28,024
Currency translation adjustments		(21,452)	(3,192)		(24,644)
Changes in available-for-sale securities and other		(482)	(70)		(552)
Net gain reclassified from accumulated other comprehensive loss into earnings		(351)	(50)		(401)
Other comprehensive income (loss)		2,199	228		2,427
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		17,930	(17,930)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(835)	(558,234)	(80,478)	(52)	(639,599)
Net income, excluding preferred distributions on temporary equity preferred units of $478 and $136 attributable to noncontrolling redeemable interests in properties	835	496,744	71,545	(258)	568,866
June 30, 2022	$41,599	$3,029,733	$437,796	$21,794	$3,530,922

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
December 31, 2020	$42,091	$2,997,381	$431,784	$1,090	$3,472,346
Series J preferred stock premium and amortization	(82)				(82)
Stock incentive program (37,976 common units)		—			—
Amortization of stock incentive		4,231			4,231
Redemption of limited partner units (316 units)		(34)	(3)		(37)
Long-term incentive performance units			5,014		5,014
Issuance of unit equivalents and other		(6,994)		15,822	8,828
Unrealized gain on hedging activities		31,333	4,514		35,847
Currency translation adjustments		(20,878)	(3,005)		(23,883)
Changes in available-for-sale securities and other		(276)	(40)		(316)
Net gain reclassified from accumulated other comprehensive loss into earnings		(5,370)	(773)		(6,143)
Other comprehensive income (loss)		4,809	696		5,505
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		4,849	(4,849)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(834)	(427,878)	(61,558)	(577)	(490,847)
Net income, excluding preferred distributions on temporary equity preferred units of $479 and an $897 loss attributable to noncontrolling redeemable interests in properties	834	445,860	64,225	(41)	510,878
March 31, 2021	$42,009	$3,022,224	$435,309	$16,294	$3,515,836
Series J preferred stock premium and amortization	(82)				(82)
Limited partner units exchanged to common units (58,571 units)		539	(539)		—
Stock incentive program (41,574 common units, net)		—			—
Amortization of stock incentive		5,204			5,204
Redemption of limited partner units (170 units)		(19)	(1)		(20)
Long-term incentive performance units			5,333		5,333
Issuance of unit equivalents and other (20,374 common units)		5,806		1,135	6,941
Unrealized gain on hedging activities		1,079	160		1,239
Currency translation adjustments		(5,176)	(710)		(5,886)
Changes in available-for-sale securities and other		72	10		82
Net gain reclassified from accumulated other comprehensive loss into earnings		(416)	(59)		(475)
Other comprehensive income (loss)		(4,441)	(599)		(5,040)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		3,452	(3,452)		—
Distributions to limited partners, excluding preferred interests classified as temporary equity	(835)	(460,151)	(66,105)	(54)	(527,145)
Net income, excluding preferred distributions on temporary equity preferred units of $478 and a $1,021 loss attributable to noncontrolling redeemable interests in properties	835	617,257	88,830	(510)	706,412
June 30, 2021	$41,927	$3,189,871	$458,776	$16,865	$3,707,439

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of June 30, 2022, we owned or held an interest in 198 income-producing properties in the United States, which consisted of 94 malls, 69 Premium Outlets, 14 Mills, six lifestyle centers, and 15 other retail properties in 37 states and Puerto Rico. We also own an 80% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. Internationally, as of June 30, 2022, we had ownership in 33 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of June 30, 2022, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 14 countries in Europe.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim periods ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

As of June 30, 2022, we consolidated 130 wholly-owned properties and 18 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We apply the equity method of accounting to the other 83 properties (the joint venture properties) and our investments in Klépierre (a publicly traded, Paris-based real estate company) and TRG, as well as our investments (collectively, our other platform investments) in certain retail operations, such as J.C. Penney and SPARC Group; intellectual property and licensing ventures, such as Authentic Brands Group, LLC, or ABG, and Eddie Bauer Ipco; and an e-commerce venture, Rue Gilt Groupe, or RGG. We manage the day-to-day operations of 51 of the 83 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Thailand, Canada, Spain, and the United Kingdom comprise 23 of the remaining 32 properties. These international properties are managed by joint ventures in which we share control.

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

weighted average ownership interest in the Operating Partnership was 87.4% for both the six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, Simon’s ownership interest in the Operating Partnership was 87.4%. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of equity instruments, our deferred compensation plan investments, the debt securities of our captive insurance subsidiary, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At June 30, 2022 and December 31, 2021, we had equity instruments with readily determinable fair values of $91.3 million and $142.2 million, respectively. Changes in the fair value of these equity instruments are recorded in unrealized (losses) gains in fair value of equity instruments in our consolidated statements of operations and comprehensive income. At June 30, 2022 and December 31, 2021, we had equity instruments without readily determinable fair values of $255.0 million and $217.2 million, respectively, for which we have elected the measurement alternative.  We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the three or six months ended June 30, 2022 and 2021.

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

At June 30, 2022 and December 31, 2021, we held debt securities of $41.8 million and $60.9 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

The equity instruments with readily determinable fair values we held at June 30, 2022 and December 31, 2021 were primarily classified as having Level 1 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts, interest rate swap and interest rate cap agreements with an asset balance of $29.5 million at June 30, 2022 and $6.2 million at December 31, 2021, and a liability balance of an insignificant value and $1.5 million at June 30, 2022 and December 31, 2021, respectively.

Note 7 includes a discussion of the fair value of debt measured using Level 2 inputs.  Level 3 inputs to our purchase accounting and impairment analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows:

	As of	As of
	June 30,	December 31,
	2022	2021
Limited partners’ interests in the Operating Partnership	$437,796	$477,292
Nonredeemable noncontrolling interests in properties, net	21,794	14,241
Total noncontrolling interests reflected in equity	$459,590	$491,533

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

Accumulated Other Comprehensive Income (Loss)

Simon

The total accumulated other comprehensive income (loss) related to Simon’s currency translation adjustment was ($195.3) million and ($175.1) million as of June 30, 2022 and December 31, 2021, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021	Affected line item where net income is presented
Currency translation adjustments	$—	$—	$—	$5,660	(Loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net
	—	—	—	(712)	Net income attributable to noncontrolling interests
	$—	$—	$—	$4,948

Accumulated derivative gains, net	$401	$475	$789	$958	Interest expense
	(50)	(59)	(99)	(120)	Net income attributable to noncontrolling interests
	$351	$416	$690	$838

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The Operating Partnership

The total accumulated other comprehensive income (loss) related to the Operating Partnership’s currency translation adjustment was ($223.6) million and ($200.2) million as of June 30, 2022 and December 31, 2021, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021	Affected line item where net income is presented
Currency translation adjustments	$—	$—	$—	$5,660	(Loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net

Accumulated derivative gains, net	$401	$475	$789	$958	Interest expense

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

As of June 30, 2022, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	1	€128.0 million
Interest Rate Caps	5	€319.0 million

As of December 31, 2021, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	2	$375.0 million

The carrying value of our interest rate swap and cap agreements, at fair value, as of June 30, 2022 and December 31, 2021 was a net asset balance of $3.6 million and $0.6 million and is included in deferred costs and other assets.

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

The unamortized gain on our treasury locks and terminated hedges recorded in accumulated other comprehensive income (loss) was $11.7 million as of June 30, 2022, compared to an unamortized gain of $6.9 million as of December 31, 2021. Within the next 12 months, we expect to reclassify to earnings approximately $1.1 million of gains related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss).

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

We had the following Euro:USD forward contracts designated as net investment hedges at June 30, 2022 and December 31, 2021 (in millions):

		Asset (Liability) Value as of
		June 30,	December 31,
Notional Value	Maturity Date	2022	2021
€60.0	March 15, 2022	—	2.8
€62.0	September 15, 2022	8.5	2.8
€44.5	September 15, 2022	3.7	(0.3)
€44.5	September 15, 2022	3.7	(0.4)
€89.0	December 16, 2022	7.0	(0.8)
€15.0	March 15, 2023	0.8	—
€15.0	March 15, 2023	0.8	—
€30.0	March 15, 2024	1.4	—

Asset balances in the above table are included in deferred costs and other assets. Liability balances in the above table are included in other liabilities.

We have designated certain currency forward contracts as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss). Changes in the value of these forward contracts are offset by changes in the underlying hedged Euro-denominated joint venture investments.

The total accumulated other comprehensive income (loss) related to Simon’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $28.5 million and ($10.0) million as of June 30, 2022 and December 31, 2021, respectively. The total accumulated other comprehensive income (loss) related to the Operating Partnership’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $32.7 million and ($11.4) million as of June 30, 2022 and December 31, 2021, respectively.

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

4. Real Estate Acquisitions and Dispositions

Unless otherwise noted, gains and losses on property transactions are included in (loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the six months ended June 30, 2022 and 2021.

2022 Acquisitions

On June 17, 2022, we acquired an additional interest in Gloucester Premium Outlets from a joint venture partner for $14.0 million in cash consideration, including a pro-rata share of working capital, resulting in the consolidation of this property. The property is subject to an $85.7 million 3.29% variable rate mortgage loan. We accounted for this transaction as an asset acquisition and substantially all of our investment has been determined to relate to investment property.

2022 Dispositions

During 2022, we disposed of our interest in one consolidated retail property. The proceeds from this transaction were $59.0 million, resulting in a loss of $15.6 million, which is included in (loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statement of operations and comprehensive income.

2021 Dispositions

During 2021, we recorded non-cash net gains of $176.8 million primarily related to disposition activity which included the foreclosure of three consolidated retail properties in satisfaction of their respective $180.0 million, $120.9 million and $100.0 million non-recourse mortgage loans, and this non-cash investing and financing activity is excluded from our consolidated statement of cash flows.

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

Simon

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net Income attributable to Common Stockholders — Basic and Diluted	$496,743	$617,257	$923,374	$1,063,117
Weighted Average Shares Outstanding — Basic and Diluted	328,444,627	328,594,136	328,525,043	328,554,537

For the six months ended June 30, 2022, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the six months ended June 30, 2022 and 2021. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net Income attributable to Unitholders — Basic and Diluted	$568,289	$706,087	$1,056,282	$1,216,172
Weighted Average Units Outstanding — Basic and Diluted	375,754,363	375,875,290	375,811,953	375,856,079

For the six months ended June 30, 2022, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the six months ended June 30, 2022 and 2021. We accrue distributions when they are declared.

6. Investment in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in note 2, we held joint venture interests in 83 properties as of June 30, 2022.

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

We may provide financing to joint venture properties primarily in the form of interest bearing construction loans. As of June 30, 2022 and December 31, 2021, we had construction loans and other advances to these related parties totaling $122.3 million and $88.4 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

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

The table below represents summary financial information of TRG.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Total revenues	$179,922	$148,924	$342,531	$284,366
Operating income before other items	73,206	48,648	135,059	85,475
Consolidated net income	49,135	21,386	87,804	30,140
Our share of net income, net of amortization of our excess investment	(10,139)	(13,666)	(28,621)	(38,466)

On July 1, 2021, we contributed to ABG all of our interests in both the Forever 21 and Brooks Brothers licensing ventures in exchange for additional interests in ABG. As a result, in the third quarter of 2021, we recognized a non-cash, pre-tax gain of $159.8 million representing the difference between the fair value of the interests received determined using Level 3 inputs and the carrying value of $102.7 million of the intellectual property licensing ventures less costs to sell, and this non-cash investing and financing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $47.9 million. On December 20, 2021, we sold a portion of our interest in ABG, resulting in a pre-tax gain of $18.8 million. In connection with this transaction, we recorded tax expense of $8.0 million. Subsequently, we acquired additional interests in ABG for cash consideration of $100.0 million. At June 30, 2022, our interest in ABG was approximately 10.4%.

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

In 2016, we and a group of co-investors acquired certain assets and liabilities of Aéropostale, a retailer of apparel and accessories, out of bankruptcy, and subsequently renamed SPARC Group.  The interests were acquired through two separate joint ventures, a licensing venture and an operating venture.  In April 2018, we contributed our entire interest in the licensing venture in exchange for additional interests in ABG.  In January 2020, we acquired additional interests of 5.05% and 1.37% in SPARC Group and ABG, respectively, for $6.7 million and $33.5 million, respectively.  During the third quarter of 2020, SPARC Group acquired certain assets and operations of Brooks Brothers and Lucky Brands out of bankruptcy.  During the second quarter of 2021, SPARC Group acquired certain assets and operations of Eddie Bauer. During the first quarter of 2022, SPARC Group acquired certain assets and operations of Reebok and entered into a long-term strategic partnership agreement with ABG to become the core licensee and operating partner for Reebok in the United States. At June 30, 2022, our noncontrolling equity method interests in SPARC Group was 50.0%.

The table below represents combined summary financial information of our other platform investments.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Total revenues	$3,562,899	$3,519,094	$6,703,758	$6,114,062
Operating income before other items	374,336	590,614	259,115	529,616
Consolidated net income	333,019	558,126	173,607	459,508
Our share of net income, net of amortization of our excess investment	77,134	149,047	85,358	147,520

European Investments

At June 30, 2022, we owned 63,924,148 shares, or approximately 22.4%, of Klépierre, which had a quoted market price of $19.19 per share. The table below represents summary financial information with respect to our investment in Klépierre. This information is based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Total revenues	$381,711	$263,766	$675,060	$541,606
Operating income before other items	232,982	61,923	308,878	112,970
Consolidated net income	180,469	543,674	226,885	528,439
Our share of net income, net of amortization of our excess investment	19,045	114,757	27,756	106,927

During the six months ended June 30, 2021, Klépierre elected to step-up the tax basis of certain assets in Italy, which triggered a one-time payment at a significantly reduced tax rate. As a result of the step-up in tax basis, a previously established deferred tax liability was reversed resulting in a non-cash gain, of which our share was $118.4 million.

We have an interest in a European investee that had interests in 11 Designer Outlet properties as of June 30, 2022 and December 31, 2021, seven of which are consolidated by us as of June 30, 2022. As of June 30, 2022, our legal percentage ownership interests in these properties ranged from 23% to 94%.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

On January 1, 2021, our European investee gained control of Ochtrup Designer Outlets as a result of the expiration of certain participating rights held by a venture partner. This resulted in the consolidation of the property and related mortgage of $47.1 million, requiring a remeasurement of our previously held equity interest, which had a carrying value of $48.7 million, to fair value and the recognition of a non-cash gain of $3.7 million in earnings during the first quarter of 2021, which includes amounts reclassified from accumulated other comprehensive income (loss) related to the currency translation adjustment previously recorded on our investment. The non-cash gain is included in (loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income, and this non-cash investing and financing activity is excluded from our consolidated statement of cash flows. The determination of the fair value consisted of Level 2 and 3 inputs and was predominately allocated to investment property.

In addition, we have a 50.0% noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we also have a direct minority ownership in three of those outlets. At June 30, 2022 and December 31, 2021, the carrying value of these equity instruments without readily determinable fair values was $140.8 million and is included in deferred costs and other assets.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $190.6 million and $206.1 million as of June 30, 2022 and December 31, 2021, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $193.9 million and $194.9 million as of June 30, 2022 and December 31, 2021, respectively, including all related components of accumulated other comprehensive income (loss).

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Summary Financial Information

A summary of the combined balance sheets and statements of operations of our equity method investments and share of income from such investments, excluding our investments in Klépierre and TRG as well as our other platform investments, follows.

COMBINED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
Assets:
Investment properties, at cost	$19,334,244	$19,724,242
Less - accumulated depreciation	8,411,236	8,330,891
	10,923,008	11,393,351
Cash and cash equivalents	1,345,099	1,481,287
Tenant receivables and accrued revenue, net	501,324	591,369
Right-of-use assets, net	145,506	154,561
Deferred costs and other assets	387,420	394,691
Total assets	$13,302,357	$14,015,259
Liabilities and Partners’ Deficit:
Mortgages	$14,667,435	$15,223,710
Accounts payable, accrued expenses, intangibles, and deferred revenue	810,849	995,392
Lease liabilities	133,720	158,372
Other liabilities	386,035	383,018
Total liabilities	15,998,039	16,760,492
Preferred units	67,450	67,450
Partners’ deficit	(2,763,132)	(2,812,683)
Total liabilities and partners’ deficit	$13,302,357	$14,015,259
Our Share of:
Partners’ deficit	$(1,233,943)	$(1,207,396)
Add: Excess Investment	1,247,214	1,283,645
Our net Investment in unconsolidated entities, at equity	$13,271	$76,249

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

COMBINED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUE:
Lease income	$714,215	$681,349	$1,431,985	$1,334,103
Other income	73,506	64,694	186,090	137,293
Total revenue	787,721	746,043	1,618,075	1,471,396
OPERATING EXPENSES:
Property operating	142,697	136,129	292,212	269,166
Depreciation and amortization	164,913	170,443	335,474	341,597
Real estate taxes	63,365	68,123	128,689	137,021
Repairs and maintenance	19,209	16,304	40,690	35,350
Advertising and promotion	16,247	14,797	35,565	34,241
Other	47,867	37,657	96,710	69,643
Total operating expenses	454,298	443,453	929,340	887,018
Operating Income Before Other Items	333,423	302,590	688,735	584,378
Interest expense	(147,587)	(152,447)	(292,038)	(298,644)
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	—	33,371	—	33,371
Net Income	$185,836	$183,514	$396,697	$319,105
Third-Party Investors’ Share of Net Income	$93,041	$92,745	$197,697	$160,886
Our Share of Net Income	92,795	90,769	199,000	158,219
Amortization of Excess Investment	(15,086)	(15,268)	(30,225)	(34,595)
Our Share of Gain on Sale or Disposal of Assets and Interests in Other Income in the Consolidated Financial Statements	—	(14,941)	—	(14,941)
Income from Unconsolidated Entities	$77,709	$60,560	$168,775	$108,683

Our share of income from unconsolidated entities in the above table, aggregated with our share of results from our investments in Klépierre and TRG as well as our other platform investments, before any applicable taxes, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.  Unless otherwise noted, our share of the gain on acquisition of controlling interest sale or disposal of assets and interests in unconsolidated entities, net is reflected within (Loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

7. Debt

Unsecured Debt

At June 30, 2022, our unsecured debt consisted of $19.4 billion of senior unsecured notes of the Operating Partnership, $125.0 million outstanding under the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, and $60.0 million outstanding under the Operating Partnership’s global unsecured commercial paper note program, or Commercial Paper program.

At June 30, 2022, we had an aggregate available borrowing capacity of $7.3 billion under the Credit Facility and the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities, during the six months ended June 30, 2022 was $1.2 billion and the weighted average outstanding balance was $194.6 million. Letters of credit of $10.1 million were outstanding under the Credit Facilities as of June 30, 2022.

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

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On June 30, 2022, we had $60.0 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar-denominated notes with a weighted average interest rate of 1.92%. These borrowings have a weighted average maturity date of July 9, 2022 and reduce amounts otherwise available under the Credit Facilities.

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

Mortgage Debt

Total mortgage indebtedness was $5.4 billion at June 30, 2022 and December 31, 2021, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Credit Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Credit Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of June 30, 2022, we were in compliance with all covenants of our unsecured debt.

At June 30, 2022, our consolidated subsidiaries were the borrowers under 37 non-recourse mortgage notes secured by mortgages on 40 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At June 30, 2022, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Fair Value of Debt

The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed rate mortgages and unsecured indebtedness including commercial paper was

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

$23.3 billion as of June 30, 2022 and December 31, 2021. The fair values of these financial instruments and the related discount rate assumptions as of June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30,	December 31,
	2022	2021
Fair value of consolidated fixed rate mortgages and unsecured indebtedness (in millions)	$21,290	$24,597
Weighted average discount rates assumed in calculation of fair value for fixed rate mortgages	5.00%	3.17%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	4.84%	3.33%

8. Equity

During the six months ended June 30, 2022, Simon issued 2,680 shares of common stock to two limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. During the six months ended June 30, 2022, the Operating Partnership redeemed 13,930 units from two limited partners for $1.8 million. These transactions increased Simon’s ownership interest in the Operating Partnership.

On May 9, 2022, Simon's Board of Directors authorized a common stock repurchase plan.  Under the plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period commencing on May 16, 2022 and ending on May 16, 2024 in the open market or in privately negotiated transactions as market conditions warrant.  During the six months ended June 30, 2022, Simon purchased 1,424,096 shares at an average price of $101.20 per share.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

We paid a common stock dividend of $1.70 per share for the second quarter of 2022, and $3.35 per share for the six months ended June 30, 2022.  We paid a common stock dividend of $2.60 per share for the six months ended June 30, 2021.  The Operating Partnership paid distributions per unit for the same amounts.  On August 1, 2022, Simon’s Board of Directors declared a quarterly cash dividend for the third quarter of 2022 of $1.75 per share, payable on September 30, 2022 to shareholders of record on September 9, 2022.  The distribution rate on units is equal to the dividend rate on common stock.

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

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units in the Operating Partnership contain provisions which could require the Operating Partnership to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit in the consolidated statements of equity in issuance of unit equivalents and other.  There were no noncontrolling interests

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

redeemable at amounts in excess of fair value as of June 30, 2022 and December 31, 2021.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as follows:

	As of	As of
	June 30,	December 31,
	2022	2021
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests	540,543	522,203
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$566,080	$547,740

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

	As of	As of
	June 30,	December 31,
	2022	2021
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests	540,543	522,203
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$566,080	$547,740

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

2022 LTI Program.  In the first quarter of 2022, the Compensation and Human Capital Committee established and granted awards under a 2022 Long-Term Incentive Program, or 2022 LTI Program.  Awards under the 2022 LTI Program, took the form of LTIP units and restricted stock units.  Awards of LTIP units under this program will be considered earned if the respective performance conditions (based on FFO and Objective Criteria Goals), subject to adjustment based upon a TSR modifier, with respect to the FFO performance condition, as defined in the applicable award agreements, are achieved during the applicable three-year measurement period.  Any units determined to be earned LTIP units under the 2022 LTI Program will vest on January 1, 2026.  The 2022 LTI Program provides that the amount earned related to the performance-based portion of the awards is dependent on the Compensation and Human Capital Committee’s determination that Simon’s FFO performance and achievement of certain objective criteria goals and has a maximum potential fair value at grant date of $20.6 million.  As part of the 2022 LTI Program, on March 11, 2022 and March 18, 2022, the Compensation and Human Capital Committee also established grants of 52,673 time-based restricted stock units under the 2019 Plan at a grant date fair market value of $130.05 and $130.84 per share.  These awards

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

will vest on March 11, 2025 and March 18, 2025.  The $6.9 million grant date fair value of these awards is being recognized as expense over the three-year vesting period.

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

We recorded compensation expense, net of capitalization, related to the aforementioned LTIP and LTI programs of approximately $10.7 million and $9.7 million for the six months ended June 30, 2022 and 2021, respectively.

Restricted Stock.  The Compensation and Human Capital Committee awarded 143,518 shares of restricted stock to employees on April 1, 2022 at a grant date fair market value of $131.56 per share related to 2021 compensation plans.  During the six months ended June 30, 2022, our non-employee Directors were awarded 16,741 shares of restricted stock at a weighted-average fair market value of $113.01 per share.  These shares represent a portion of the compensation we pay our non-employee Directors, and all of the shares have been placed in a non-employee Director deferred compensation account maintained by us.  The grant date fair value of the employee restricted stock awards is being recognized as expense over the three-year vesting period. The grant date fair value of the non-employee Director restricted stock awards is being recognized as expense over the one-year vesting service period. In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.

We recorded compensation expense, net of capitalization, related to restricted stock of approximately $4.8 million and $3.9 million for the six months ended June 30, 2022 and 2021, respectively.

9. Lease Income

Fixed lease income under our operating leases includes fixed minimum lease consideration and fixed CAM reimbursements recorded on a straight-line basis. Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, utilities, marketing, and certain other items including negative variable lease income as discussed below.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Fixed lease income	$962,241	$924,447	$1,921,869	$1,861,936
Variable lease income	232,459	234,378	480,697	441,947
Total lease income	$1,194,700	$1,158,825	$2,402,566	$2,303,883

Tenant receivables and accrued revenue in the accompanying consolidated balance sheets includes straight-line receivables of $556.2 million and $568.7 million on June 30, 2022, and December 31, 2021, respectively.

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

Lease Commitments

As of June 30, 2022, we are subject to ground leases that cover all or a portion of 23 of our consolidated properties with termination dates extending through 2090, including periods for which exercising an extension option is reasonably assured.  These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total sales of the property.  In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2023 to 2028.  These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate taxes, and utility expenses.  Some of our ground and office leases include escalation clauses.  All of our lease arrangements are classified as operating leases.  We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating Lease Cost
Fixed lease cost	$8,131	$8,131	$16,226	$16,249
Variable lease cost	4,588	3,759	8,857	7,837
Sublease income	—	(187)	—	(373)
Total operating lease cost	$12,719	$11,703	$25,083	$23,713

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

	For the Six Months Ended
	June 30,
	2022	2021
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$25,034	$24,025

Weighted-average remaining lease term - operating leases	33.1 years	34.0 years
Weighted-average discount rate - operating leases	4.87%	4.87%

Minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2022	$33,222
2023	33,398
2024	33,532
2025	33,543
2026	33,557
Thereafter	864,688
$1,031,940
Impact of discounting	(529,500)
Operating lease liabilities	$502,440

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of June 30, 2022 and December 31, 2021, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $136.3 million and $209.9 million, respectively.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of June 30, 2022, we owned or held an interest in 198 income-producing properties in the United States, which consisted of 94 malls, 69 Premium Outlets, 14 Mills, six lifestyle centers, and 15 other retail properties in 37 states and Puerto Rico. We also own an 80% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at properties in the North America, Europe and Asia. Internationally, as of June 30, 2022, we had ownership in 33 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of June 30, 2022, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 14 countries in Europe.

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

Results Overview

Diluted earnings per share and diluted earnings per unit decreased $0.43 during the first six months of 2022 to $2.81 from $3.24 for the same period last year. The decrease in diluted earnings per share and diluted earnings per unit was primarily attributable to:

●	a 2021 gain on acquisitions and disposals of $93.1 million, or $0.25 per diluted share/unit, related to the disposition of our interest in one property of $89.3 million, or $0.24 per diluted share/unit, and a non-cash gain on the consolidation of one property of $3.7 million, or $0.01 per diluted share/unit,
●	decreased income from unconsolidated entities of $92.4 million, or $0.25 per diluted share/unit, the majority of which is due to unfavorable year-over-year operations from our other platform investments as well as the reversal of a previously established deferred tax liability at Klépierre in 2021 resulting in a non-cash gain, of which our share was $118.4 million, which is partially offset by improved operations and core fundamentals in our other unconsolidated entities,
●	unrealized losses in fair value of equity instruments of $48.9 million, or $0.13 per diluted share/unit,
●	decreased other income of $22.1 million, or $0.06 per diluted share/unit, primarily due to a decrease in lease settlement income of $22.2 million, or $0.06 per diluted share/unit, partially offset by
●	decreased interest expense in 2022 of $30.0 million, or $0.08 per diluted share/unit, primarily due to the early extinguishment of nine secured loans in the fourth quarter of 2021 and the disposition of three retail properties in 2021,
●	decreased tax expense in 2022 of $18.2 million, or $0.05 per diluted share/unit, primarily due to unfavorable year-over-year operations from other platform investments, and

●	improved operations and core fundamentals, as discussed below.

Portfolio NOI increased 6.7% for the six month period in 2022 over the prior year period primarily as a result of improved operations in our domestic and international portfolios compared to the prior year. Average base minimum rent for U.S. Malls and Premium Outlets decreased 0.8% to $54.58 psf as of June 30, 2022, from $55.03 psf as of June 30, 2021.  Ending occupancy for our U.S. Malls and Premium Outlets increased 2.1% to 93.9% as of June 30, 2022, from 91.8% as of June 30, 2021.

Our effective overall borrowing rate at June 30, 2022 on our consolidated indebtedness increased 1 basis point to 3.03% as compared to 3.02% at June 30, 2021. This is primarily due to an increase in effective overall borrowing rate of variable rate debt of 18 basis points (2.21% at June 30, 2022 compared to 2.03% at June 30, 2021) due to increasing interest rates, partially offset by a decrease in the effective overall borrowing rate on fixed rate debt of 26 basis points (3.08% at June 30, 2022 as compared to 3.34% at June 30, 2021). The weighted average years to maturity of our consolidated indebtedness was 7.9 years and 7.8 years at June 30, 2022 and December 31, 2021, respectively.

Our financing activity for the six months ended June 30, 2022 included:

●	decreasing our borrowings under the Operating Partnership’s global unsecured commercial paper note program, or the Commercial Paper program, by $440.0 million,
●	completing on January 11, 2022, the issuance of the following senior unsecured notes: $500 million with a floating interest rate of SOFR plus 43 basis points and $700 million with a fixed interest rate of 2.650%, with maturity dates of January 11, 2024 and February 1, 2032, respectively. The proceeds were used to repay $1.05 billion outstanding under the $3.5 billion unsecured revolving credit facility, or the Supplemental Facility on January 12, 2022.

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

The following table sets forth these key operating statistics for the combined U.S. Malls and Premium Outlets:

●	properties that are consolidated in our consolidated financial statements,
●	properties we account for under the equity method of accounting as joint ventures, and
●	the foregoing two categories of properties on a total portfolio basis.

	June 30,	June 30,	%/Basis Points
	2022	2021	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	93.8%	91.8%	200 bps
Unconsolidated	94.3%	91.6%	270 bps
Total Portfolio	93.9%	91.8%	210 bps
Average Base Minimum Rent per Square Foot
Consolidated	$53.43	$53.51	-0.1%
Unconsolidated	$57.70	$59.33	-2.7%
Total Portfolio	$54.58	$55.03	-0.8%
U.S. TRG:
Ending Occupancy	93.4%	90.0%	340 bps
Average Base Minimum Rent per Square Foot	$60.63	$57.70	5.1%
The Mills:
Ending Occupancy	97.4%	96.9%	50 bps
Average Base Minimum Rent per Square Foot	$34.53	$33.31	3.7%
(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the six months ended June 30, 2022, we signed 673 new leases and 814 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 4.8 million square feet, of which 3.6 million square feet related to consolidated properties. During the comparable period in 2021, we signed 409 new leases and 981 renewal leases with a fixed minimum rent, comprising approximately 4.8 million square feet, of which 3.8 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $54.87 per square foot in 2022 and $61.64 per square foot in 2021 with an average tenant allowance on new leases of $53.91 per square foot and $55.59 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	June 30,	June 30,	%/Basis Points
	2022	2021	Change
Ending Occupancy	99.2%	99.6%	-40 bps
Average Base Minimum Rent per Square Foot	¥5,549	¥5,492	1.04%

Results of Operations

The following acquisitions and dispositions of consolidated properties affected our consolidated results in the comparative periods:

●	On June 17, 2022, we acquired an additional interest in Gloucester Premium Outlets from a joint venture, resulting in the consolidation of this property.

●	During the second quarter of 2022, we disposed of one retail property.
●	During 2021, we disposed of three retail properties.
●	During the first quarter of 2021, we consolidated one Designer Outlet property in Europe that had previously been accounted for under the equity method.

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

For the purposes of the following comparison between the three and six months ended June 30, 2022 and 2021, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned or held interests in and operated in both of the periods under comparison.

Three months ended June 30, 2022 vs. Three months ended June 30, 2021

Lease income increased $35.9 million, of which the property transactions accounted for a $9.1 million decrease.  Comparable lease income increased $45.0 million, or 3.9%.  Total lease income increased primarily due to an increase in fixed lease income of $37.8 million primarily due to an increase in fixed minimum lease consideration, reduction in reserves for collectability and higher occupancy, partially offset by a decrease in variable lease income of $1.9 million.

Total other income decreased $12.9 million, primarily due to a $14.9 million gain from the sale of our interest in a multi-family residential property in 2021, $4.8 million from the non-cash dilution gain on a non-retail investment in 2021, and a $3.8 million decrease in lease settlement and other income, partially offset by a $6.3 million increase related to Simon Brand Ventures and gift card revenues and a $4.3 million increase related to land sale activity.

Property operating expenses increased $16.3 million primarily due to the return to a more normalized operating environment.

Interest expense decreased $13.1 million primarily related to the early extinguishment of nine secured loans and disposition of three retail properties in 2021.

Income and other tax expense decreased $22.7 million as a result of lower tax expense in 2022 on our share of operating results from our other platform investments.

Income from unconsolidated entities decreased $158.5 million primarily due to unfavorable results of operations year over year from our other platform investments, as well as the reversal in 2021 of a previously established deferred tax liability at Klépierre resulting in a non-cash gain, of which our share was $118.4 million, partially offset by favorable year over year results of operations across the properties in 2022.

During 2022, we recorded a $17.9 million loss primarily related to the disposition of one consolidated property.

Simon’s net income attributable to noncontrolling interests decreased $15.9 million due to a decrease in the net income of the Operating Partnership.

Six months ended June 30, 2022 vs. Six months ended June 30, 2021

Lease income increased $98.7 million, of which the property transactions accounted for a $17.9 million decrease.  Comparable lease income increased $116.6 million, or 5.1%.  Total lease income increased primarily due to an increase in variable lease income of $38.8 million primarily related to higher consideration based on tenant sales, and an increase in fixed lease income of $59.9 million primarily due to an increase in fixed minimum lease consideration, reduction in reserves for collectability and higher occupancy.

Total other income decreased $22.1 million, primarily due to a decrease in lease settlement income of $22.2 million, a $14.9 million gain from the sale of our interest in a multi-family residential property in 2021, and $4.8 million from the non-cash dilution gain on a non-retail investment in 2021, partially offset by a $12.0 million increase related to Simon Brand Ventures and gift card revenues, a $4.2 million increase in fee and other income and a $3.6 million increase related to land sale activity.

Property operating expenses increased $33.4 million primarily due to the return to a more normalized operating environment.

Home and regional office costs increased $16.0 million due to lower personnel and compensation costs in 2021 as a result of the continued impacts of Covid.

Other expense increased $22.9 million primarily due to the write-off of development costs related to an international development project in Germany we are no longer intending to pursue, as well as increased legal fees.

Interest expense decreased $30.0 million primarily related to the early extinguishment of nine secured loans and disposition of three retail properties in 2021.

During 2021, we recorded a loss on extinguishment of debt of $3.0 million as a result of the early redemption of unsecured notes.

Income and other tax expense decreased $18.2 million as a result of lower tax expense in 2022 on our share of operating results from our other platform investments.

Income from unconsolidated entities decreased $92.4 million primarily due to unfavorable results of operations year over year from our other platform investments, as well as the reversal in 2021 of a previously established deferred tax liability at Klépierre resulting in a non-cash gain, of which our share was $118.4 million, partially offset partially by favorable year over year results of operations across the properties in 2022.

During 2022, we recorded a $17.9 million loss primarily related to the disposition of one consolidated property, offset by a $1.5 million gain related to excess insurance proceeds.  During 2021, we recorded a gain of $93.1 million related to the disposition of one consolidated property and the impact from the consolidation of one property that was previously unconsolidated.

Simon’s net income attributable to noncontrolling interests decreased $18.8 million due to a decrease in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised 5.9% of our total consolidated debt at June 30, 2022. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $2.2 billion in the aggregate during the six months ended June 30, 2022. As of June 30, 2022, the Operating Partnership has a $4.0 billion unsecured revolving credit facility, or Credit Facility, and a Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents decreased $7.3 million during the first six months of 2022 to $541.2 million as of June 30, 2022 as a result of the operating and financing activity, as further discussed in “Cash Flows” below.

On June 30, 2022, we had an aggregate available borrowing capacity of approximately $7.3 billion under the Credit Facilities, net of outstanding borrowings of $125.0 million and amounts outstanding under the Commercial Paper program of $60.0 million and letters of credit of $10.1 million. For the six months ended June 30, 2022, the maximum aggregate outstanding balance under the Credit Facilities was $1.2 billion and the weighted average outstanding balance was $194.6 million. The weighted average interest rate was 1.1% for the six months ended June 30, 2022.

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

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the six months ended June 30, 2022 totaled $2.2 billion. In addition, we had net repayments from our debt financing and repayment activities of $256.9 million in 2022. These activities are further discussed below under “Financing and Debt.” During the first six months of 2022, we also:

●	paid stockholder dividends and unitholder distributions totaling approximately $1.3 billion and preferred unit distributions totaling $2.6 million,
●	funded consolidated capital expenditures of $309.3 million (including development and other costs of $55.6 million, redevelopment and expansion costs of $172.3 million, and tenant costs and other operational capital expenditures of $81.4 million), and
●	funded investments in unconsolidated entities of $235.6 million.

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

Financing and Debt

Unsecured Debt

At June 30, 2022, our unsecured debt consisted of $19.4 billion of senior unsecured notes of the Operating Partnership, $125.0 million outstanding under the Credit Facility, and $60.0 million outstanding under the Commercial Paper program.

At June 30, 2022, we had an aggregate available borrowing capacity of $7.3 billion under the Credit Facility and the Supplemental Facility. The maximum aggregate outstanding balance under the Credit Facilities, during the six months ended June 30, 2022 was $1.2 billion and the weighted average outstanding balance was $194.6 million. Letters of credit of $10.1 million were outstanding under the Credit Facilities as of June 30, 2022.

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

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On June 30, 2022, we had $60.0 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar-denominated notes with a weighted average interest rate of 1.92%. These borrowings have a weighted average maturity date of July 9, 2022 and reduce amounts otherwise available under the Credit Facilities.

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

Mortgage Debt

Total mortgage indebtedness was $5.4 billion at June 30, 2022 and December 31, 2021, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Credit Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Credit Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of June 30, 2022, we were in compliance with all covenants of our unsecured debt.

At June 30, 2022, our consolidated subsidiaries were the borrowers under 37 non-recourse mortgage notes secured by mortgages on 40 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At June 30, 2022, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of June 30, 2022 and December 31, 2021, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	June 30, 2022	Interest Rate(1)	December 31, 2021	Interest Rate(1)
Fixed Rate	$23,367,247	3.08%	$23,364,566	2.99%
Variable Rate	1,518,721	2.21%	1,956,456	1.22%
	$24,885,968	3.02%	$25,321,022	2.86%
(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the combined 2021 Annual Report on Form 10-K of Simon and the Operating Partnership.

In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of June 30, 2022, for the remainder of 2022 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2022	2023-2024	2025-2026	After 2026	Total
Long Term Debt (1) (2)	$966,436	$4,646,846	$6,538,338	$12,821,605	$24,973,225
Interest Payments (3)	388,035	1,412,317	1,052,944	3,889,759	6,743,055
(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	The amount due in 2022 includes $60.0 million outstanding under the Commercial Paper program.
(3)	Variable rate interest payments are estimated based on the applicable LIBOR or SOFR rate at June 30, 2022.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in note 6 of the condensed notes to our consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of June 30, 2022, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $136.3 million.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

Acquisitions.  On June 17, 2022, we acquired an additional interest in Gloucester Premium Outlets from a joint venture partner for $14.0 million in cash consideration, including a pro-rata share of working capital, resulting in the consolidation of this property. The property is subject to an $85.7 million 3.29% variable rate mortgage loan. We accounted for this transaction as an asset acquisition and substantially all of our investment has been determined to relate to investment property.

Dispositions.  We may continue to pursue the disposition of properties that no longer meet our strategic criteria or that are not a primary retail venue within their trade area.

During 2022, we disposed of our interest in one consolidated retail property. The proceeds from this transaction were $59.0 million, resulting in a loss of $15.6 million, which is included in (loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statement of operations and comprehensive income.

During 2021, we recorded non-cash net gains of $176.8 million primarily related to disposition activity which included the foreclosure of three consolidated retail properties in satisfaction of their respective $180.0 million, $120.9 million and $100.0 million non-recourse mortgage loans. We also disposed of our interest in an unconsolidated property resulting in a gain of $3.4 million.

Joint Venture Formation and Other Investment Activity

During the first quarter of 2022, SPARC Group acquired certain assets and operations at Reebok and entered into a long-term strategic partnership agreement with ABG to become the core licensee and operating partner for Reebok in the United States.

On July 1, 2021, we contributed to ABG all of our interests in both the Forever 21 and Brooks Brothers intellectual property licensing ventures in exchange for additional interests in ABG. As a result, in the third quarter of 2021, we recognized a non-cash gain of $159.8 million representing the difference between fair value of the interests received and the carrying value of $102.7 million of our interests in the licensing ventures, less costs to sell. On December 20, 2021, we sold a portion of our interest in ABG, resulting in a pre-tax gain of $18.8 million. In connection with this transaction, we recorded taxes of $8.0 million. Subsequently we acquired additional interests in ABG for tax consideration of $100.0 million. At December 31, 2021, our noncontrolling interest in ABG was approximately 10.4%.

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

Construction continues on certain redevelopment and new development projects in the U.S. and internationally that are nearing completion.  Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $810 million.  Simon’s share of remaining net cash funding required to complete the new development and redevelopment projects currently under construction is approximately $231 million.  We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 7-10% for all of our new development, expansion and redevelopment projects.

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material. We expect our share of estimated committed capital for international development projects to be completed with projected delivery in 2022 or 2023 is $133 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these new development projects as well as our share of the estimated total cost as of June 30, 2022 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected/Actual
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
New Development Projects:
Fukaya-Hanazono Premium Outlets	Fukaya City, Japan	292,500	40%	JPY	6,153	$45.2	Oct. - 2022
Paris-Giverny Designer Outlet	Vernon (Normandy), France	220,000	74%	EUR	119.5	$124.9	Jan. - 2023
(1)	USD equivalent based upon June 30, 2022 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $1.70 per share in the second quarter of 2022 and $3.35 per share for the six months ended June 30, 2022.  Simon paid a common stock dividend of $2.60 per share for the six months ended June 30, 2021.  The Operating Partnership paid distributions per unit for the same amounts.  On August 1, 2022, Simon’s Board of Directors declared a quarterly cash dividend for the third quarter of 2022 of $1.75 per share, payable on September 30, 2022 to shareholders of record on September 9, 2022.  The distribution rate on units is equal to the dividend rate on common stock.  In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On May 9, 2022, Simon's Board of Directors authorized a common stock repurchase plan.  Under the plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period commencing on May 16, 2022 and ending on May 16, 2024 in the open market or in privately negotiated transactions as market conditions warrant.  During the six months ended June 30, 2022, Simon purchased 1,424,096 shares at an average price of $101.20 per share.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

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

Non-GAAP Financial Measures

Industry practice is to evaluate real estate properties in part based on performance measures such as FFO, diluted FFO per share, NOI, beneficial interest of combined NOI and portfolio NOI. We believe that these non-GAAP measures are helpful to investors because they are widely recognized measures of the performance of REITs and provide a relevant basis for comparison among REITs. We also use these measures internally to measure the operating performance of our portfolio.  We are providing different components of NOI, such as Portfolio NOI (a component of beneficial interest of combined NOI that relates to the operational performance of our global real estate portfolio), to provide investors with disaggregated information to further differentiate our global real estate portfolio performance from corporate and other platform investments.

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

You should understand that our computations of these non-GAAP measures might not be comparable to similar measures reported by other REITs and that these non-GAAP measures:

●	do not represent cash flow from operations as defined by GAAP,
●	should not be considered as an alternative to net income determined in accordance with GAAP as a measure of operating performance, and
●	are not an alternative to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Funds from Operations	$1,092,946	$1,216,892	$2,108,058	$2,150,843
Change in FFO from prior period	(10.2)%	63.0%	(2.0)%	24.5%
Consolidated Net Income	$569,480	$705,869	$1,057,790	$1,216,329
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	296,022	313,572	603,935	627,147
Our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments	215,616	202,515	440,702	406,752
Loss (gain) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	17,875	—	16,384	(93,057)
Unrealized (gains) losses in fair value of equity instruments of retail real estate	—	(23)	—	3,177
Net loss attributable to noncontrolling interest holders in properties	121	1,531	1,118	2,469
Noncontrolling interests portion of depreciation and amortization and gain on consolidation of properties	(4,855)	(5,259)	(9,245)	(9,348)
Preferred distributions and dividends	(1,313)	(1,313)	(2,626)	(2,626)
FFO of the Operating Partnership	$1,092,946	$1,216,892	$2,108,058	$2,150,843
FFO allocable to limited partners	137,603	153,089	265,248	270,684
Dilutive FFO allocable to Simon Property	$955,343	$1,063,803	$1,842,810	$1,880,159
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.51	$1.88	$2.81	$3.24
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments, net of noncontrolling interests portion of depreciation and amortization	1.35	1.36	2.76	2.72
Loss (gain) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	0.05	—	0.04	(0.25)
Unrealized (gains) losses excluded from FFO	—	—	—	0.01
Diluted FFO per share	$2.91	$3.24	$5.61	$5.72
Basic and Diluted weighted average shares outstanding	328,445	328,594	328,525	328,555
Weighted average limited partnership units outstanding	47,310	47,281	47,287	47,301
Basic and Diluted weighted average shares and units outstanding	375,755	375,875	375,812	375,856

The following schedule reconciles consolidated net income to our beneficial share of combined NOI and portfolio NOI.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$569,480	$705,869	$1,057,790	$1,216,329
Income and other tax expense	24,346	47,003	22,912	41,105
Interest expense	187,316	200,419	372,473	402,435
Income from unconsolidated entities	(190,073)	(348,545)	(271,257)	(363,614)
Loss on extinguishment of debt	--	—	—	2,959
Unrealized losses (gains) in fair value of equity instruments	17,817	(23)	48,850	3,177
Loss (gain) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	17,875	—	16,384	(93,057)
Operating Income Before Other Items	626,761	604,723	1,247,152	1,209,334
Depreciation and amortization	298,273	315,732	608,436	631,470
Home and regional office costs	47,516	47,699	99,713	83,698
General and administrative	9,360	7,254	17,194	13,830
Other expenses (1)	--	--	12,395	—
NOI of consolidated entities	$981,910	$975,408	$1,984,890	$1,938,332
Less: Noncontrolling interest partners share of NOI	(5,634)	(4,926)	(11,577)	(9,540)
Beneficial NOI of consolidated entities	$976,276	$970,482	$1,973,313	$1,928,792
Reconciliation of NOI of unconsolidated entities:
Net Income	$185,836	$183,514	$396,697	$319,105
Interest expense	147,587	152,447	292,038	298,644
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	—	(33,371)	—	(33,371)
Operating Income Before Other Items	333,423	302,590	688,735	584,378
Depreciation and amortization	164,913	170,443	335,474	341,597
NOI of unconsolidated entities	$498,336	$473,033	$1,024,209	$925,975
Less: Joint Venture partners share of NOI	(260,373)	(247,649)	(533,900)	(486,457)
Beneficial NOI of unconsolidated entities	$237,963	$225,384	$490,309	$439,518
Add: Beneficial interest of NOI from TRG	118,403	101,487	225,695	199,547
Add: Beneficial interest of NOI from Other Platform Investments and Investments	174,324	239,155	266,321	290,243
Beneficial interest of Combined NOI	$1,506,966	$1,536,508	$2,955,638	$2,858,100
Less: Beneficial interest of Corporate and Other NOI Sources (2)	29,532	56,585	92,996	129,809
Less: Beneficial interest of NOI from Other Platform Investments (3)	116,540	195,824	142,425	199,356
Less: Beneficial interest of NOI from Investments (4)	57,784	38,791	105,149	77,804
Beneficial interest of Portfolio NOI	$1,303,110	$1,245,308	$2,615,068	$2,451,131
Beneficial interest of Portfolio NOI Change	4.6%		6.7%
(1)	Represents the write-off of pre-development costs for the six months ended June 30, 2022.
(2)	Includes income components excluded from portfolio NOI and domestic property NOI (domestic lease termination income, interest income, land sale gains, straight line lease income, above/below market lease adjustments), Simon management company revenues, and other assets.

(3)	Other Platform Investments include J.C. Penney, SPARC, ABG, Eddie Bauer Ipco, and RGG.
(4)	Includes our share of NOI of Klépierre (at constant currency) and other corporate investments.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of June 30, 2022. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of June 30, 2022. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Simon

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by Simon during the quarter ended June 30, 2022.

Issuer Purchases of Equity Securities

				Total number	Approximate
				of shares	value of shares
				purchased as	that may yet
	Total number		Average	part of publicly	be purchased
	of shares		price paid	announced	under
Period	purchased		per share	plans	plans (2)
April 1, 2022 - April 30, 2022	23,041	(1)	$131.56	—	$—
May 1, 2022 - May 30, 2022	395,341		$106.60	395,341	$1,957,856,588
June 1, 2022 - June 30, 2022	1,028,755		$99.12	1,028,755	$1,855,886,278
	1,447,137		$101.68	1,424,096
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

The Operating Partnership

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended June 30, 2022.

Issuer Purchases of Equity Securities

In addition to the purchases made in connection with Simon’s share repurchases, during the quarter ended June 30, 2022, the Operating Partnership redeemed 12,930 units from a limited partner for $1.6 million.

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
Date: August 4, 2022

SIMON PROPERTY GROUP, L.P.

/s/ Brian J. McDade
Brian J. McDade
Executive Vice President, Chief Financial Officer and
Treasurer of Simon Property Group, Inc., General Partner
Date: August 4, 2022