Form 10-Q
period 2022-09-30
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2022-11-03
CIK 1063761, 1022344

J

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of September 30, 2022, Simon Property Group, Inc. had 326,945,791 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2022 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority-owned partnership subsidiary, for which Simon is the general partner. As of September 30, 2022, Simon owned an approximate 87.4% ownership interest in the Operating Partnership, with the remaining 12.6% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day-to-day management.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10-Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	September 30,	December 31,
	2022	2021
ASSETS:
Investment properties, at cost	$37,982,665	$37,932,366
Less - accumulated depreciation	16,245,409	15,621,127
	21,737,256	22,311,239
Cash and cash equivalents	601,520	533,936
Tenant receivables and accrued revenue, net	794,599	919,654
Investment in TRG, at equity	3,150,169	3,305,102
Investment in Klépierre, at equity	1,378,050	1,661,943
Investment in other unconsolidated entities, at equity	3,116,422	3,075,375
Right-of-use assets, net	497,490	504,119
Investments held in trust - special purpose acquisition company	345,000	345,000
Deferred costs and other assets	1,174,857	1,121,011
Total assets	$32,795,363	$33,777,379
LIABILITIES:
Mortgages and unsecured indebtedness	$24,640,370	$25,321,022
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,421,443	1,433,216
Cash distributions and losses in unconsolidated entities, at equity	1,698,917	1,573,105
Dividend payable	2,733	1,468
Lease liabilities	500,197	506,931
Other liabilities	495,142	540,912
Total liabilities	28,758,802	29,376,654
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests	559,482	547,740
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	41,517	41,763
Common stock, $0.0001 par value, 511,990,000 shares authorized, 342,905,419 and 342,907,608 issued and outstanding, respectively	34	34
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	11,231,483	11,212,990
Accumulated deficit	(6,046,981)	(5,823,708)
Accumulated other comprehensive loss	(160,549)	(185,186)
Common stock held in treasury, at cost, 15,959,628 and 14,295,983 shares, respectively	(2,043,979)	(1,884,441)
Total stockholders’ equity	3,021,525	3,361,452
Noncontrolling interests	455,554	491,533
Total equity	3,477,079	3,852,985
Total liabilities and equity	$32,795,363	$33,777,379

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUE:
Lease income	$1,215,470	$1,207,923	$3,618,035	$3,511,806
Management fees and other revenues	28,654	27,024	85,051	78,381
Other income	71,662	61,607	188,464	200,465
Total revenue	1,315,786	1,296,554	3,891,550	3,790,652
EXPENSES:
Property operating	120,858	108,556	336,929	291,248
Depreciation and amortization	301,754	311,381	910,190	942,851
Real estate taxes	109,932	117,094	333,611	347,800
Repairs and maintenance	21,639	21,735	63,993	62,126
Advertising and promotion	27,102	38,635	72,429	87,685
Home and regional office costs	43,711	48,667	143,424	132,365
General and administrative	7,784	6,909	24,977	20,739
Other	30,810	31,253	106,649	84,180
Total operating expenses	663,590	684,230	1,992,202	1,968,994
OPERATING INCOME BEFORE OTHER ITEMS	652,196	612,324	1,899,348	1,821,658
Interest expense	(187,878)	(199,772)	(560,353)	(602,207)
Loss on extinguishment of debt	—	(28,593)	—	(31,552)
Gain on sale or exchange of equity interests (Note 6)	—	159,828	—	159,828
Income and other tax expense	(8,256)	(67,262)	(31,168)	(108,367)
Income from unconsolidated entities	163,086	198,524	434,343	562,138
Unrealized losses in fair value of equity instruments	(14,563)	(4,944)	(63,412)	(8,121)
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	17,262	108,543	879	201,600
CONSOLIDATED NET INCOME	621,847	778,648	1,679,637	1,994,977
Net income attributable to noncontrolling interests	81,975	97,878	214,722	249,421
Preferred dividends	834	834	2,503	2,503
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$539,038	$679,936	$1,462,412	$1,743,053
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.65	$2.07	$4.46	$5.30

Consolidated Net Income	$621,847	$778,648	$1,679,637	$1,994,977
Unrealized gain on derivative hedge agreements	35,470	8,280	80,327	45,366
Net gain reclassified from accumulated other comprehensive loss into earnings	(403)	(404)	(1,191)	(7,022)
Currency translation adjustments	(26,143)	(11,199)	(49,482)	(40,968)
Changes in available-for-sale securities and other	(546)	(71)	(1,619)	(304)
Comprehensive income	630,225	775,254	1,707,672	1,992,049
Comprehensive income attributable to noncontrolling interests	83,007	97,451	218,119	249,091
Comprehensive income attributable to common stockholders	$547,218	$677,803	$1,489,553	$1,742,958

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,679,637	$1,994,977
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	955,767	985,116
Loss on debt extinguishment	—	31,552
Gain on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities, and impairment, net	(879)	(201,600)
Gain on exchange of equity interests	—	(159,828)
Unrealized losses in fair value of equity instruments	63,412	8,121
Straight-line lease loss	21,451	19,014
Equity in income of unconsolidated entities	(434,343)	(562,138)
Distributions of income from unconsolidated entities	459,366	319,041
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	77,842	260,470
Deferred costs and other assets	(77,339)	(51,079)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	89,548	108,825
Net cash provided by operating activities	2,834,462	2,752,471
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(29,988)	(157,080)
Funding of loans to related parties	(132,857)	(15,419)
Repayments of loans to related parties	79,631	8,381
Capital expenditures, net	(465,387)	(419,477)
Cash impact from the consolidation of properties	20,988	5,595
Net proceeds from sale of assets	59,511	—
Investments in unconsolidated entities	(235,510)	(48,156)
Purchase of equity instruments	(63,653)	(16,769)
Proceeds from sales of equity instruments	26,086	—
Insurance proceeds for property restoration	—	7,030
Distributions of capital from unconsolidated entities and other	377,089	137,031
Net cash used in investing activities	(364,090)	(498,864)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(246)	(246)
Purchase of shares related to stock grant recipients' tax withholdings	(6,788)	(2,318)
Redemption of limited partner units	(1,758)	(57)
Purchase of treasury stock	(180,387)	—
Proceeds from the special purpose acquisition company IPO, net of transaction costs	—	338,121
Establishment of trust account for special purpose acquisition company	—	(345,000)
Distributions to noncontrolling interest holders in properties	(14,544)	(1,640)
Contributions from noncontrolling interest holders in properties	29,681	16,736
Preferred distributions of the Operating Partnership	(1,436)	(1,436)
Distributions to stockholders and preferred dividends	(1,675,618)	(1,809,156)
Distributions to limited partners	(241,348)	(258,995)
Cash paid to extinguish debt	—	(30,009)
Proceeds from issuance of debt, net of transaction costs	2,540,779	7,353,120
Repayments of debt	(2,851,123)	(8,085,917)
Net cash used in financing activities	(2,402,788)	(2,826,797)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67,584	(573,190)
CASH AND CASH EQUIVALENTS, beginning of period	533,936	1,011,613
CASH AND CASH EQUIVALENTS, end of period	$601,520	$438,423

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
December 31, 2021	$41,763	$34	$(185,186)	$11,212,990	$(5,823,708)	$(1,884,441)	$491,533	$3,852,985
Exchange of limited partner units (2,680 common shares, note 8)				27			(27)	—
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (47,804 common shares)				(6,864)		6,864		—
Redemption of limited partner units (1,000 units)				(137)			(10)	(147)
Amortization of stock incentive				3,705				3,705
Long-term incentive performance units							3,895	3,895
Issuance of unit equivalents and other (23,514 common shares repurchased)				1	(9,007)	(3,757)	(262)	(13,025)
Unrealized gain on hedging activities			14,715				2,118	16,833
Currency translation adjustments			1,170				135	1,305
Changes in available-for-sale securities and other			(455)				(66)	(521)
Net gain reclassified from accumulated other comprehensive loss into earnings			(338)				(49)	(387)
Other comprehensive income (loss)			15,092				2,138	17,230
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				3,899			(3,899)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(543,010)		(78,024)	(621,034)
Distributions to other noncontrolling interest partners							(60)	(60)
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and a $1,269 loss attributable to noncontrolling redeemable interests in properties					427,464		61,636	489,100
March 31, 2022	$41,681	$34	$(170,094)	$11,213,621	$(5,948,261)	$(1,881,334)	$476,920	$3,732,567
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (160,259 common shares, net)				(20,773)		20,773		—
Redemption of limited partner units (12,930 units)				(1,484)			(126)	(1,610)
Amortization of stock incentive				8,662				8,662
Treasury stock purchase (1,424,096 shares)						(144,114)		(144,114)
Long-term incentive performance units							1,826	1,826
Issuance of unit equivalents and other (23,041 common shares repurchased)				101	(3,006)	(3,031)	7,915	1,979
Unrealized gain on hedging activities			24,484				3,540	28,024
Currency translation adjustments			(21,452)				(3,192)	(24,644)
Changes in available-for-sale securities and other			(482)				(70)	(552)
Net gain reclassified from accumulated other comprehensive loss into earnings			(351)				(50)	(401)
Other comprehensive income (loss)			2,199				228	2,427
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				17,930			(17,930)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(559,069)		(80,478)	(639,547)
Distributions to other noncontrolling interest partners							(52)	(52)
Net income, excluding $478 attributable to preferred interests in the Operating Partnership and $136 attributable to noncontrolling redeemable interests in properties					497,579		71,287	568,866
June 30, 2022	$41,599	$34	$(167,895)	$11,218,057	$(6,012,757)	$(2,007,706)	$459,590	$3,530,922
Series J preferred stock premium amortization	(82)							(82)
Amortization of stock incentive				5,651				5,651
Treasury stock purchase (405,926 shares)						(36,273)		(36,273)
Long-term incentive performance units							3,070	3,070
Issuance of unit equivalents and other				1,986	(557)		1,973	3,402
Unrealized gain on hedging activities			30,982				4,488	35,470
Currency translation adjustments			(22,807)				(3,336)	(26,143)
Changes in available-for-sale securities and other			(477)				(69)	(546)
Net gain reclassified from accumulated other comprehensive loss into earnings			(352)				(51)	(403)
Other comprehensive income (loss)			7,346				1,032	8,378
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				5,789			(5,789)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(573,539)		(82,846)	(656,385)
Distributions to other noncontrolling interest partners							(722)	(722)
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and $2,250 attributable to noncontrolling redeemable interests in properties					539,872		79,246	619,118
September 30, 2022	$41,517	$34	$(160,549)	$11,231,483	$(6,046,981)	$(2,043,979)	$455,554	$3,477,079

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
December 31, 2020	$42,091	$34	$(188,675)	$11,179,688	$(6,102,314)	$(1,891,352)	$432,874	$3,472,346
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (37,976 common shares)				(7,214)		7,214		—
Redemption of limited partner units (316 units)				(34)			(3)	(37)
Amortization of stock incentive				4,231				4,231
Long-term incentive performance units							5,014	5,014
Issuance of unit equivalents and other				(4,313)	(2,681)		15,822	8,828
Unrealized gain on hedging activities			31,333				4,514	35,847
Currency translation adjustments			(20,878)				(3,005)	(23,883)
Changes in available-for-sale securities and other			(276)				(40)	(316)
Net gain reclassified from accumulated other comprehensive loss into earnings			(5,370)				(773)	(6,143)
Other comprehensive income (loss)			4,809				696	5,505
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				4,849			(4,849)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(428,712)		(61,558)	(490,270)
Distributions to other noncontrolling interest partners							(577)	(577)
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and an $897 loss attributable to noncontrolling redeemable interests in properties					446,694		64,184	510,878
March 31, 2021	$42,009	$34	$(183,866)	$11,177,207	$(6,087,013)	$(1,884,138)	$451,603	$3,515,836
Exchange of limited partner units (58,571 common shares, note 8)				539			(539)	—
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (41,574 common shares, net)				(1,945)		1,945		—
Redemption of limited partner units (170 units)				(19)			(1)	(20)
Amortization of stock incentive				5,204				5,204
Long-term incentive performance units							5,333	5,333
Issuance of unit equivalents and other (20,374 common shares repurchased)				9,336	(1,212)	(2,318)	1,135	6,941
Unrealized gain on hedging activities			1,079				160	1,239
Currency translation adjustments			(5,176)				(710)	(5,886)
Changes in available-for-sale securities and other			72				10	82
Net gain reclassified from accumulated other comprehensive loss into earnings			(416)				(59)	(475)
Other comprehensive income (loss)			(4,441)				(599)	(5,040)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				3,452			(3,452)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(460,986)		(66,105)	(527,091)
Distributions to other noncontrolling interest partners							(54)	(54)
Net income, excluding $478 attributable to preferred interests in the Operating Partnership and a $1,021 loss attributable to noncontrolling redeemable interests in properties					618,092		88,320	706,412
June 30, 2021	$41,927	$34	$(188,307)	$11,193,774	$(5,931,119)	$(1,884,511)	$475,641	$3,707,439
Series J preferred stock premium amortization	(82)							(82)
Amortization of stock incentive				4,718				4,718
Long-term incentive performance units							(2,475)	(2,475)
Issuance of unit equivalents and other					(44,669)		(381)	(45,050)
Unrealized gain on hedging activities			7,239				1,040	8,279
Currency translation adjustments			(9,790)				(1,409)	(11,199)
Changes in available-for-sale securities and other			(62)				(9)	(71)
Net gain reclassified from accumulated other comprehensive loss into earnings			(354)				(50)	(404)
Other comprehensive income (loss)			(2,967)				(428)	(3,395)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				2,841			(2,841)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(494,311)		(71,009)	(565,320)
Distributions to other noncontrolling interest partners							(54)	(54)
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and a $742 loss attributable to noncontrolling redeemable interests in properties					680,770		98,141	778,911
September 30, 2021	$41,845	$34	$(191,274)	$11,201,333	$(5,789,329)	$(1,884,511)	$496,594	$3,874,692

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	September 30,	December 31,
	2022	2021
ASSETS:
Investment properties, at cost	$37,982,665	$37,932,366
Less — accumulated depreciation	16,245,409	15,621,127
	21,737,256	22,311,239
Cash and cash equivalents	601,520	533,936
Tenant receivables and accrued revenue, net	794,599	919,654
Investment in TRG, at equity	3,150,169	3,305,102
Investment in Klépierre, at equity	1,378,050	1,661,943
Investment in other unconsolidated entities, at equity	3,116,422	3,075,375
Right-of-use assets, net	497,490	504,119
Investments held in trust - special purpose acquisition company	345,000	345,000
Deferred costs and other assets	1,174,857	1,121,011
Total assets	$32,795,363	$33,777,379
LIABILITIES:
Mortgages and unsecured indebtedness	$24,640,370	$25,321,022
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,421,443	1,433,216
Cash distributions and losses in unconsolidated entities, at equity	1,698,917	1,573,105
Distribution payable	2,733	1,468
Lease liabilities	500,197	506,931
Other liabilities	495,142	540,912
Total liabilities	28,758,802	29,376,654
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests	559,482	547,740
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	41,517	41,763
General Partner, 326,953,791 and 328,619,625 units outstanding, respectively	2,980,008	3,319,689
Limited Partners, 47,303,768 and 47,247,936 units outstanding, respectively	431,145	477,292
Total partners’ equity	3,452,670	3,838,744
Nonredeemable noncontrolling interests in properties, net	24,409	14,241
Total equity	3,477,079	3,852,985
Total liabilities and equity	$32,795,363	$33,777,379

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUE:
Lease income	$1,215,470	$1,207,923	$3,618,035	$3,511,806
Management fees and other revenues	28,654	27,024	85,051	78,381
Other income	71,662	61,607	188,464	200,465
Total revenue	1,315,786	1,296,554	3,891,550	3,790,652
EXPENSES:
Property operating	120,858	108,556	336,929	291,248
Depreciation and amortization	301,754	311,381	910,190	942,851
Real estate taxes	109,932	117,094	333,611	347,800
Repairs and maintenance	21,639	21,735	63,993	62,126
Advertising and promotion	27,102	38,635	72,429	87,685
Home and regional office costs	43,711	48,667	143,424	132,365
General and administrative	7,784	6,909	24,977	20,739
Other	30,810	31,253	106,649	84,180
Total operating expenses	663,590	684,230	1,992,202	1,968,994
OPERATING INCOME BEFORE OTHER ITEMS	652,196	612,324	1,899,348	1,821,658
Interest expense	(187,878)	(199,772)	(560,353)	(602,207)
Loss on extinguishment of debt	—	(28,593)	—	(31,552)
Gain on sale or exchange of equity interests (Note 6)	—	159,828	—	159,828
Income and other tax expense	(8,256)	(67,262)	(31,168)	(108,367)
Income from unconsolidated entities	163,086	198,524	434,343	562,138
Unrealized losses in fair value of equity instruments	(14,563)	(4,944)	(63,412)	(8,121)
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	17,262	108,543	879	201,600
CONSOLIDATED NET INCOME	621,847	778,648	1,679,637	1,994,977
Net income (loss) attributable to noncontrolling interests	3,616	(405)	2,498	(2,875)
Preferred unit requirements	1,313	1,313	3,939	3,939
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$616,918	$777,740	$1,673,200	$1,993,913
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$539,038	$679,936	$1,462,412	$1,743,053
Limited Partners	77,880	97,804	210,788	250,860
Net income attributable to unitholders	$616,918	$777,740	$1,673,200	$1,993,913
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$1.65	$2.07	$4.46	$5.30

Consolidated Net Income	$621,847	$778,648	$1,679,637	$1,994,977
Unrealized gain on derivative hedge agreements	35,470	8,280	80,327	45,366
Net gain reclassified from accumulated other comprehensive loss into earnings	(403)	(404)	(1,191)	(7,022)
Currency translation adjustments	(26,143)	(11,199)	(49,482)	(40,968)
Changes in available-for-sale securities and other	(546)	(71)	(1,619)	(304)
Comprehensive income	630,225	775,254	1,707,672	1,992,049
Comprehensive income (loss) attributable to noncontrolling interests	1,366	336	1,381	(215)
Comprehensive income attributable to unitholders	$628,859	$774,918	$1,706,291	$1,992,264

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,679,637	$1,994,977
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	955,767	985,116
Loss on debt extinguishment	—	31,552
Gain on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities, and impairment, net	(879)	(201,600)
Gain exchange of equity interests	—	(159,828)
Unrealized losses in fair value of equity instruments	63,412	8,121
Straight-line lease loss	21,451	19,014
Equity in income of unconsolidated entities	(434,343)	(562,138)
Distributions of income from unconsolidated entities	459,366	319,041
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	77,842	260,470
Deferred costs and other assets	(77,339)	(51,079)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	89,548	108,825
Net cash provided by operating activities	2,834,462	2,752,471
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(29,988)	(157,080)
Funding of loans to related parties	(132,857)	(15,419)
Repayments of loans to related parties	79,631	8,381
Capital expenditures, net	(465,387)	(419,477)
Cash impact from the consolidation of properties	20,988	5,595
Net proceeds from sale of assets	59,511	—
Investments in unconsolidated entities	(235,510)	(48,156)
Purchase of equity instruments	(63,653)	(16,769)
Proceeds from sale of equity instruments	26,086	—
Insurance proceeds for property restoration	—	7,030
Distributions of capital from unconsolidated entities and other	377,089	137,031
Net cash used in investing activities	(364,090)	(498,864)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(246)	(246)
Purchase of units related to stock grant recipients' tax withholdings	(6,788)	(2,318)
Redemption of limited partner units	(1,758)	(57)
Purchase of general partner units	(180,387)	—
Proceeds from the special purpose acquisition company IPO, net of transaction costs	—	338,121
Establishment of trust account for special purpose acquisition company	—	(345,000)
Distributions to noncontrolling interest holders in properties	(14,544)	(1,640)
Contributions from noncontrolling interest holders in properties	29,681	16,736
Partnership distributions	(1,918,402)	(2,069,587)
Cash paid to extinguish debt	—	(30,009)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	2,540,779	7,353,120
Mortgage and unsecured indebtedness principal payments	(2,851,123)	(8,085,917)
Net cash used in financing activities	(2,402,788)	(2,826,797)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67,584	(573,190)
CASH AND CASH EQUIVALENTS, beginning of period	533,936	1,011,613
CASH AND CASH EQUIVALENTS, end of period	$601,520	$438,423

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
December 31, 2021	$41,763	$3,319,689	$477,292	$14,241	$3,852,985
Series J preferred stock premium and amortization	(82)				(82)
Limited partner units exchanged to common units (2,680 units)		27	(27)		—
Stock incentive program (47,804 common units)		—			—
Amortization of stock incentive		3,705			3,705
Redemption of limited partner units (1,000 units)		(137)	(10)		(147)
Long-term incentive performance units			3,895		3,895
Issuance of unit equivalents and other (72,442 LTIP units and 23,514 common units)		(12,763)	(2)	(260)	(13,025)
Unrealized gain on hedging activities		14,715	2,118		16,833
Currency translation adjustments		1,170	135		1,305
Changes in available-for-sale securities and other		(455)	(66)		(521)
Net gain reclassified from accumulated other comprehensive loss into earnings		(338)	(49)		(387)
Other comprehensive income (loss)		15,092	2,138		17,230
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		3,899	(3,899)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(834)	(542,176)	(78,024)	(60)	(621,094)
Net income, excluding preferred distributions on temporary equity preferred units of $479 and a $1,269 loss attributable to noncontrolling redeemable interests in properties	834	426,630	61,363	273	489,100
March 31, 2022	$41,681	$3,213,966	$462,726	$14,194	$3,732,567
Series J preferred stock premium and amortization	(82)				(82)
Stock incentive program (160,259 common units, net)		—			—
Amortization of stock incentive		8,662			8,662
Redemption of limited partner units (12,930 units)		(1,484)	(126)		(1,610)
Treasury unit purchase (1,424,096 units)		(144,114)			(144,114)
Long-term incentive performance units			1,826		1,826
Issuance of unit equivalents and other (23,041 common units)		(5,936)	5	7,910	1,979
Unrealized gain on hedging activities		24,484	3,540		28,024
Currency translation adjustments		(21,452)	(3,192)		(24,644)
Changes in available-for-sale securities and other		(482)	(70)		(552)
Net gain reclassified from accumulated other comprehensive loss into earnings		(351)	(50)		(401)
Other comprehensive income (loss)		2,199	228		2,427
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		17,930	(17,930)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(835)	(558,234)	(80,478)	(52)	(639,599)
Net income, excluding preferred distributions on temporary equity preferred units of $478 and $136 attributable to noncontrolling redeemable interests in properties	835	496,744	71,545	(258)	568,866
June 30, 2022	$41,599	$3,029,733	$437,796	$21,794	$3,530,922
Series J preferred stock premium and amortization	(82)				(82)
Amortization of stock incentive		5,651			5,651
Treasury unit purchase (405,926 units)		(36,273)			(36,273)
Long-term incentive performance units			3,070		3,070
Issuance of unit equivalents and other		1,429	2	1,971	3,402
Unrealized gain on hedging activities		30,982	4,488		35,470
Currency translation adjustments		(22,807)	(3,336)		(26,143)
Changes in available-for-sale securities and other		(477)	(69)		(546)
Net gain reclassified from accumulated other comprehensive loss into earnings		(352)	(51)		(403)
Other comprehensive income (loss)		7,346	1,032		8,378
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		5,789	(5,789)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(834)	(572,705)	(82,846)	(722)	(657,107)
Net income, excluding preferred distributions on temporary equity preferred units of $479 and $2,250 loss attributable to noncontrolling redeemable interests in properties	834	539,038	77,880	1,366	619,118
September 30, 2022	$41,517	$2,980,008	$431,145	$24,409	$3,477,079

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
December 31, 2020	$42,091	$2,997,381	$431,784	$1,090	$3,472,346
Series J preferred stock premium and amortization	(82)				(82)
Stock incentive program (37,976 common units)		—			—
Amortization of stock incentive		4,231			4,231
Redemption of limited partner units (316 units)		(34)	(3)		(37)
Long-term incentive performance units			5,014		5,014
Issuance of unit equivalents and other		(6,994)		15,822	8,828
Unrealized gain on hedging activities		31,333	4,514		35,847
Currency translation adjustments		(20,878)	(3,005)		(23,883)
Changes in available-for-sale securities and other		(276)	(40)		(316)
Net gain reclassified from accumulated other comprehensive loss into earnings		(5,370)	(773)		(6,143)
Other comprehensive income (loss)		4,809	696		5,505
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		4,849	(4,849)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(834)	(427,878)	(61,558)	(577)	(490,847)
Net income, excluding preferred distributions on temporary equity preferred units of $479 and an $897 loss attributable to noncontrolling redeemable interests in properties	834	445,860	64,225	(41)	510,878
March 31, 2021	$42,009	$3,022,224	$435,309	$16,294	$3,515,836
Series J preferred stock premium and amortization	(82)				(82)
Limited partner units exchanged to common units (58,571 units)		539	(539)		—
Stock incentive program (41,574 common units, net)		—			—
Amortization of stock incentive		5,204			5,204
Redemption of limited partner units (170 units)		(19)	(1)		(20)
Long-term incentive performance units			5,333		5,333
Issuance of unit equivalents and other (20,374 common units)		5,806		1,135	6,941
Unrealized gain on hedging activities		1,079	160		1,239
Currency translation adjustments		(5,176)	(710)		(5,886)
Changes in available-for-sale securities and other		72	10		82
Net gain reclassified from accumulated other comprehensive loss into earnings		(416)	(59)		(475)
Other comprehensive income (loss)		(4,441)	(599)		(5,040)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		3,452	(3,452)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(835)	(460,151)	(66,105)	(54)	(527,145)
Net income, excluding preferred distributions on temporary equity preferred units of $478 and a $1,021 loss attributable to noncontrolling redeemable interests in properties	835	617,257	88,830	(510)	706,412
6/30/2021	$41,927	$3,189,871	$458,776	$16,865	$3,707,439
Series J preferred stock premium and amortization	(82)				(82)
Amortization of stock incentive		4,718			4,718
Long-term incentive performance units			(2,475)		(2,475)
Issuance of unit equivalents and other		(44,669)	(1)	(380)	(45,050)
Unrealized gain on hedging activities		7,239	1,040		8,279
Currency translation adjustments		(9,790)	(1,409)		(11,199)
Changes in available-for-sale securities and other		(62)	(9)		(71)
Net gain reclassified from accumulated other comprehensive loss into earnings		(354)	(50)		(404)
Other comprehensive income (loss)		(2,967)	(428)		(3,395)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		2,841	(2,841)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(834)	(493,477)	(71,009)	(54)	(565,374)
Net income, excluding preferred distributions on temporary equity preferred units of $479 and a $742 loss attributable to noncontrolling redeemable interests in properties	834	679,936	97,805	336	778,911
September 30, 2021	$41,845	$3,336,253	$479,827	$16,767	$3,874,692

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of September 30, 2022, we owned or held an interest in 197 income-producing properties in the United States, which consisted of 94 malls, 69 Premium Outlets, 14 Mills, six lifestyle centers, and 14 other retail properties in 37 states and Puerto Rico. We also own an 80% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. Internationally, as of September 30, 2022, we had ownership in 33 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of September 30, 2022, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 14 countries in Europe.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim periods ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

As of September 30, 2022, we consolidated 130 wholly-owned properties and 18 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We apply the equity method of accounting to the other 82 properties (the joint venture properties) and our investments in Klépierre (a publicly traded, Paris-based real estate company) and TRG, as well as our investments (collectively, our other platform investments) in retail operations (J.C. Penney and SPARC Group); intellectual property and licensing ventures (Authentic Brands Group, LLC, or ABG, and Eddie Bauer Ipco); and an e-commerce venture (Rue Gilt Groupe, or RGG). We manage the day-to-day operations of 51 of the 82 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Thailand, Canada, Spain, and the United Kingdom comprise 23 of the remaining 31 properties. These international properties are managed by joint ventures in which we share control.

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s weighted average ownership interest in the Operating Partnership was 87.4% for both the nine months ended September 30, 2022

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

and 2021. As of September 30, 2022 and December 31, 2021, Simon’s ownership interest in the Operating Partnership was 87.4%. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of equity instruments, our deferred compensation plan investments, the debt securities of our captive insurance subsidiary, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At September 30, 2022 and December 31, 2021, we had equity instruments with readily determinable fair values of $70.0 million and $142.2 million, respectively. Changes in the fair value of these equity instruments are recorded in unrealized losses in fair value of equity instruments in our consolidated statements of operations and comprehensive income. At September 30, 2022 and December 31, 2021, we had equity instruments without readily determinable fair values of $259.8 million and $217.2 million, respectively, for which we have elected the measurement alternative.  We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the three or nine months ended September 30, 2022 and 2021.

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

At September 30, 2022 and December 31, 2021, we held debt securities of $50.3 million and $60.9 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

The equity instruments with readily determinable fair values we held at September 30, 2022 and December 31, 2021 were primarily classified as having Level 1 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts, interest rate swap and interest rate cap agreements with an asset balance of $35.6 million at September 30, 2022 and $6.2 million at December 31, 2021, and a liability balance of an insignificant value and $1.5 million at September 30, 2022 and December 31, 2021, respectively.

Note 7 includes a discussion of the fair value of debt measured using Level 2 inputs.  Level 3 inputs to our purchase accounting and impairment analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows:

	As of	As of
	September 30,	December 31,
	2022	2021
Limited partners’ interests in the Operating Partnership	$431,145	$477,292
Nonredeemable noncontrolling interests in properties, net	24,409	14,241
Total noncontrolling interests reflected in equity	$455,554	$491,533

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

Accumulated Other Comprehensive Income (Loss)

Simon

The total accumulated other comprehensive income (loss) related to Simon’s currency translation adjustment was ($218.2) million and ($175.1) million as of September 30, 2022 and December 31, 2021, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,		Affected line item where
	2022	2021	2022	2021	net income is presented
Currency translation adjustments	$—	$—	$—	$5,660	Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net
	—	—	—	(712)	Net income attributable to noncontrolling interests
	$—	$—	$—	$4,948

Accumulated derivative gains, net	$403	$404	$1,191	$1,362	Interest expense
	(51)	(50)	(150)	(171)	Net income attributable to noncontrolling interests
	$352	$354	$1,041	$1,191

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The Operating Partnership

The total accumulated other comprehensive income (loss) related to the Operating Partnership’s currency translation adjustment was ($249.7) million and ($200.2) million as of September 30, 2022 and December 31, 2021, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,		Affected line item where
	2022	2021	2022	2021	net income is presented
Currency translation adjustments	$—	$—	$—	$5,660	Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net

Accumulated derivative gains, net	$403	$404	$1,191	$1,362	Interest expense

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

As of September 30, 2022, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	1	€128.0 million
Interest Rate Caps	5	€319.0 million

As of December 31, 2021, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	2	$375.0 million

The carrying value of our interest rate swap and cap agreements, at fair value, as of September 30, 2022 and December 31, 2021 was an asset balance of $11.1 million and $0.6 million, respectively, and is included in deferred costs and other assets.

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

The unamortized gain on our treasury locks and terminated hedges recorded in accumulated other comprehensive income (loss) was $11.3 million as of September 30, 2022, compared to an unamortized gain of $6.9 million as of December 31, 2021. Within the next 12 months, we expect to reclassify to earnings approximately $1.1 million of gains related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss).

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

We had the following Euro:USD forward contracts designated as net investment hedges at September 30, 2022 and December 31, 2021 (in millions):

		Asset (Liability) Value as of
		September 30,	December 31,
Notional Value	Maturity Date	2022	2021
€60.0	March 15, 2022	—	2.8
€62.0	September 15, 2022	—	2.8
€44.5	September 15, 2022	—	(0.3)
€44.5	September 15, 2022	—	(0.4)
€89.0	December 16, 2022	13.7	(0.8)
€50.0	January 13, 2023	1.2	—
€15.0	March 15, 2023	1.9	—
€15.0	March 15, 2023	1.9	—
€50.0	December 15, 2023	1.1	—
€30.0	March 15, 2024	3.6	—
€51.0	March 15, 2024	1.1	—

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

The total accumulated other comprehensive income (loss) related to Simon’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $59.2 million and ($10.0) million as of September 30, 2022 and December 31, 2021, respectively. The total accumulated other comprehensive income (loss) related to the Operating Partnership’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $67.7 million and ($11.4) million as of September 30, 2022 and December 31, 2021, respectively.

New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, “Reference Rate Reform,” which provides temporary optional expedients and exceptions to the US GAAP guidance on contract

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Additional optional expedients, exceptions, and clarifications were created in ASU 2021-01. The guidance is effective upon issuance and generally can be applied to any contract modifications or existing and new hedging relationships through December 31, 2024.  We elected the expedients in conjunction with transitioning certain debt instruments, as discussed in note 7, to alternative benchmark indices. There was no impact on our consolidated financial statements at adoption.

4. Real Estate Acquisitions and Dispositions

Unless otherwise noted, gains and losses on property transactions are included in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the nine months ended September 30, 2022 and 2021.

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

2022 Dispositions

During 2022, we disposed of our interest in one consolidated retail property. The proceeds from this transaction were $59.0 million, resulting in a loss of $15.6 million, which is included in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statement of operations and comprehensive income.

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

Simon

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income attributable to Common Stockholders — Basic and Diluted	$539,038	$679,936	$1,462,412	$1,743,053
Weighted Average Shares Outstanding — Basic and Diluted	327,286,003	328,619,163	328,107,491	328,576,315

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

For the nine months ended September 30, 2022, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the nine months ended September 30, 2022 and 2021. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income attributable to Unitholders — Basic and Diluted	$616,918	$777,740	$1,673,200	$1,993,913
Weighted Average Units Outstanding — Basic and Diluted	374,589,771	375,882,318	375,400,082	375,864,921

For the nine months ended September 30, 2022, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the nine months ended September 30, 2022 and 2021. We accrue distributions when they are declared.

6. Investment in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in note 2, we held joint venture interests in 82 properties as of September 30, 2022.

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

We may provide financing to joint venture properties primarily in the form of interest bearing construction loans. As of September 30, 2022 and December 31, 2021, we had construction loans and other advances to these related parties totaling $112.1 million and $88.4 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

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

The table below represents summary financial information of TRG.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total revenues	$161,503	$152,043	$504,034	$436,409
Operating income before other items	57,355	51,893	192,414	137,368
Consolidated net income	35,500	25,224	123,304	55,364
Our share of net income, net of amortization of our excess investment	(15,953)	(11,477)	(44,574)	(49,943)

During the third quarter of 2022, we recorded a non-cash gain of $19.9 million related to the disposition and foreclosure of one unconsolidated property in satisfaction of the respective $99.6 million non-recourse mortgage loan, which is included in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statement of operations and comprehensive income.

On July 1, 2021, we contributed to ABG all of our interests in both the Forever 21 and Brooks Brothers licensing ventures in exchange for additional interests in ABG. As a result, in the third quarter of 2021, we recognized a non-cash, pre-tax gain of $159.8 million representing the difference between the fair value of the interests received determined using Level 3 inputs and the carrying value of $102.7 million of the intellectual property licensing ventures less costs to sell, and this non-cash investing and financing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $47.9 million. On December 20, 2021, we sold a portion of our interest in ABG, resulting in a pre-tax gain of $18.8 million. In connection with this transaction, we recorded tax expense of $8.0 million. Subsequently, we acquired additional interests in ABG for cash consideration of $100.0 million. At September 30, 2022, our interest in ABG was approximately 10.4%.

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

In 2016, we and a group of co-investors acquired certain assets and liabilities of Aéropostale, a retailer of apparel and accessories, out of bankruptcy, and subsequently renamed SPARC Group.  The interests were acquired through two separate joint ventures, a licensing venture and an operating venture.  In April 2018, we contributed our entire interest in the licensing venture in exchange for additional interests in ABG.  In January 2020, we acquired additional interests of 5.05% and 1.37% in SPARC Group and ABG, respectively, for $6.7 million and $33.5 million, respectively.  During the third quarter of 2020, SPARC Group acquired certain assets and operations of Brooks Brothers and Lucky Brands out of bankruptcy.  During the second quarter of 2021, SPARC Group acquired certain assets and operations of Eddie Bauer. During the first quarter of 2022, SPARC Group

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

acquired certain assets and operations of Reebok and entered into a long-term strategic partnership agreement with ABG to become the core licensee and operating partner for Reebok in the United States. At September 30, 2022, our noncontrolling equity method interests in SPARC Group was 50.0%.

The table below represents combined summary financial information, after intercompany eliminations, of our other platform investments.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total revenues	$3,543,438	$3,560,993	$10,247,196	$9,675,055
Operating income before other items	337,119	445,670	596,234	975,286
Consolidated net income	280,999	410,258	454,606	869,766
Our share of net income, net of amortization of our excess investment	61,462	106,306	146,820	253,826

European Investments

At September 30, 2022, we owned 63,924,148 shares, or approximately 22.4%, of Klépierre, which had a quoted market price of $17.54 per share. The table below represents summary financial information with respect to our investment in Klépierre. This information is based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total revenues	$265,348	$298,790	$940,408	$840,396
Operating income before other items	103,087	102,325	411,965	215,295
Consolidated net income	84,723	91,503	311,608	619,942
Our share of net income, net of amortization of our excess investment	24,224	8,947	51,981	115,874

During the three and nine months ended September 30, 2022, Klépierre completed the disposal of its interest in certain shopping centers and we recorded a loss of $3.3 million. This transaction is included in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

During the nine months ended September 30, 2021, Klépierre elected to step-up the tax basis of certain assets in Italy, which triggered a one-time payment at a significantly reduced tax rate. As a result of the step-up in tax basis, a previously established deferred tax liability was reversed resulting in a non-cash gain, of which our share was $118.4 million.

We have an interest in a European investee that had interests in 11 Designer Outlet properties as of September 30, 2022 and December 31, 2021, seven of which are consolidated by us as of September 30, 2022. As of September 30, 2022, our legal percentage ownership interests in these properties ranged from 23% to 94%.

On January 1, 2021, our European investee gained control of Ochtrup Designer Outlets as a result of the expiration of certain participating rights held by a venture partner. This resulted in the consolidation of the property and related mortgage of $47.1 million, requiring a remeasurement of our previously held equity interest, which had a carrying value of $48.7 million, to fair value and the recognition of a non-cash gain of $3.7 million in earnings during the first quarter of 2021, which includes amounts reclassified from accumulated other comprehensive income (loss) related to the currency translation adjustment previously recorded on our investment. The non-cash gain is included in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income, and this non-cash investing and financing activity is excluded from our consolidated

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

statement of cash flows. The determination of the fair value consisted of Level 2 and 3 inputs and was predominately allocated to investment property.

In addition, we have a 50.0% noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we also have a direct minority ownership in three of those outlets. At September 30, 2022 and December 31, 2021, the carrying value of these equity instruments without readily determinable fair values was $140.8 million and is included in deferred costs and other assets.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $185.3 million and $206.1 million as of September 30, 2022 and December 31, 2021, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $199.4 million and $194.9 million as of September 30, 2022 and December 31, 2021, respectively, including all related components of accumulated other comprehensive income (loss).

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

COMBINED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
Assets:
Investment properties, at cost	$18,889,882	$19,724,242
Less - accumulated depreciation	8,315,951	8,330,891
	10,573,931	11,393,351
Cash and cash equivalents	1,375,947	1,481,287
Tenant receivables and accrued revenue, net	493,643	591,369
Right-of-use assets, net	132,665	154,561
Deferred costs and other assets	451,414	394,691
Total assets	$13,027,600	$14,015,259
Liabilities and Partners’ Deficit:
Mortgages	$14,455,676	$15,223,710
Accounts payable, accrued expenses, intangibles, and deferred revenue	870,351	995,392
Lease liabilities	121,668	158,372
Other liabilities	363,615	383,018
Total liabilities	15,811,310	16,760,492
Preferred units	67,450	67,450
Partners’ deficit	(2,851,160)	(2,812,683)
Total liabilities and partners’ deficit	$13,027,600	$14,015,259
Our Share of:
Partners’ deficit	$(1,238,149)	$(1,207,396)
Add: Excess Investment	1,228,164	1,283,645
Our net (deficit) Investment in unconsolidated entities, at equity	$(9,985)	$76,249

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

COMBINED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUE:
Lease income	$710,084	$719,723	$2,142,068	$2,053,826
Other income	72,355	67,630	258,446	204,923
Total revenue	782,439	787,353	2,400,514	2,258,749
OPERATING EXPENSES:
Property operating	153,002	151,008	445,214	420,174
Depreciation and amortization	169,453	170,568	504,926	512,165
Real estate taxes	59,008	66,221	187,697	203,242
Repairs and maintenance	17,632	18,274	58,322	53,625
Advertising and promotion	17,153	18,238	52,718	52,479
Other	48,866	43,400	146,595	113,042
Total operating expenses	465,114	467,709	1,395,472	1,354,727
Operating Income Before Other Items	317,325	319,644	1,005,042	904,022
Interest expense	(147,539)	(154,501)	(438,559)	(453,145)
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	4,522	—	4,522	33,371
Net Income	$174,308	$165,143	$571,005	$484,248
Third-Party Investors’ Share of Net Income	$83,222	$82,639	$280,919	$243,525
Our Share of Net Income	91,086	82,504	290,086	240,723
Amortization of Excess Investment	(14,928)	(15,199)	(45,153)	(49,794)
Our Share of Gain on Sale or Disposal of Assets and Interests in Other Income in the Consolidated Financial Statements	—	—	—	(14,941)
Our Share of Gain on Sale or Disposal of Assets and Interests in Unconsolidated Entities, net	(2,532)	—	(2,532)	—
Income from Unconsolidated Entities	$73,626	$67,305	$242,401	$175,988

Our share of income from unconsolidated entities in the above table, aggregated with our share of results from our investments in Klépierre and TRG as well as our other platform investments, before any applicable taxes, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.  Unless otherwise noted, our share of the gain on acquisition of controlling interest sale or disposal of assets and interests in unconsolidated entities, net is reflected within gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

7. Debt

Unsecured Debt

At September 30, 2022, our unsecured debt consisted of $19.3 billion of senior unsecured notes of the Operating Partnership and $125.0 million outstanding under the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility.

At September 30, 2022, we had an aggregate available borrowing capacity of $7.4 billion under the Credit Facility and the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities, during the nine months ended September 30, 2022 was $1.2 billion and the weighted average outstanding balance was $171.2 million. Letters of credit of $10.0 million were outstanding under the Credit Facilities as of September 30, 2022.

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

The Operating Partnership also has available a global unsecured commercial paper note program, or Commercial Paper program of, $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On September 30, 2022, we had no outstanding balance under the Commercial Paper program. Borrowings reduce amounts otherwise available under the Credit Facilities.

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

Mortgage Debt

Total mortgage indebtedness was $5.3 billion at September 30, 2022 and December 31, 2021, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Credit Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Credit Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of September 30, 2022, we were in compliance with all covenants of our unsecured debt.

At September 30, 2022, our consolidated subsidiaries were the borrowers under 38 non-recourse mortgage notes secured by mortgages on 41 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At September 30, 2022, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Fair Value of Debt

The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed rate mortgages and unsecured indebtedness including commercial paper was

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

$23.2 billion and $23.3 billion as of September 30, 2022 and December 31, 2021. The fair values of these financial instruments and the related discount rate assumptions as of September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30,	December 31,
	2022	2021
Fair value of consolidated fixed rate mortgages and unsecured indebtedness (in millions)	$20,170	$24,597
Weighted average discount rates assumed in calculation of fair value for fixed rate mortgages	6.06%	3.17%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	5.77%	3.33%

8. Equity

During the nine months ended September 30, 2022, Simon issued 2,680 shares of common stock to two limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. During the nine months ended September 30, 2022, the Operating Partnership redeemed 13,930 units from two limited partners for $1.8 million. These transactions increased Simon’s ownership interest in the Operating Partnership.

On May 9, 2022, Simon's Board of Directors authorized a common stock repurchase plan.  Under the plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period commencing on May 16, 2022 and ending on May 16, 2024 in the open market or in privately negotiated transactions as market conditions warrant.  During the nine months ended September 30, 2022, Simon purchased 1,830,022 shares at an average price of $98.57 per share.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

We paid a common stock dividend of $1.75 per share for the third quarter of 2022, and $5.10 per share for the nine months ended September 30, 2022.  We paid common stock dividends of $5.50 per share for the nine months ended September 30, 2021.  The Operating Partnership paid distributions per unit for the same amounts.  On November 1, 2022, Simon’s Board of Directors declared a quarterly cash dividend for the fourth quarter of 2022 of $1.80 per share, payable on December 30, 2022 to shareholders of record on December 9, 2022.  The distribution rate on units is equal to the dividend rate on common stock.

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

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units in the Operating Partnership contain provisions which could require the Operating Partnership to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit in the consolidated statements of equity in issuance of unit equivalents and other.  There were no noncontrolling interests

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

redeemable at amounts in excess of fair value as of September 30, 2022 and December 31, 2021.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as follows:

	As of	As of
	September 30,	December 31,
	2022	2021
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests	533,945	522,203
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$559,482	$547,740

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

	As of	As of
	September 30,	December 31,
	2022	2021
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests	533,945	522,203
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$559,482	$547,740

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

We recorded compensation expense, net of capitalization, related to the aforementioned LTIP and LTI programs of approximately $16.2 million and $14.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Restricted Stock.  The Compensation and Human Capital Committee awarded 143,518 shares of restricted stock to employees on April 1, 2022 at a grant date fair market value of $131.56 per share related to 2021 compensation plans.  During the nine months ended September 30, 2022, our non-employee Directors were awarded 16,741 shares of restricted stock at a weighted-average fair market value of $113.01 per share.  These shares represent a portion of the compensation we pay our non-employee Directors, and all of the shares have been placed in a non-employee Director deferred compensation account maintained by us.  The grant date fair value of the employee restricted stock awards is being recognized as expense over the three-year vesting period. The grant date fair value of the non-employee Director restricted stock awards is being recognized as expense over the one-year vesting service period. In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.

We recorded compensation expense, net of capitalization, related to restricted stock of approximately $7.2 million and $5.8 million for the nine months ended September 30, 2022 and 2021, respectively.

9. Lease Income

Fixed lease income under our operating leases includes fixed minimum lease consideration and fixed CAM reimbursements recorded on a straight-line basis. Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, utilities, marketing, and certain other items including negative variable lease income as discussed below.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Fixed lease income	$952,615	$921,521	$2,874,484	$2,783,459
Variable lease income	262,855	286,402	743,551	728,347
Total lease income	$1,215,470	$1,207,923	$3,618,035	$3,511,806

Tenant receivables and accrued revenue in the accompanying consolidated balance sheets includes straight-line receivables of $550.3 million and $568.7 million on September 30, 2022, and December 31, 2021, respectively.

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

Lease Commitments

As of September 30, 2022, we are subject to ground leases that cover all or a portion of 23 of our consolidated properties with termination dates extending through 2090, including periods for which exercising an extension option is reasonably assured.  These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total sales of the property.  In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2023 to 2028.  These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate taxes, and utility expenses.  Some of our ground and office leases include escalation clauses.  All of our lease arrangements are classified as operating leases.  We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating Lease Cost
Fixed lease cost	$8,128	$8,118	$24,354	$24,367
Variable lease cost	4,396	3,984	13,253	11,821
Sublease income	—	(187)	—	(560)
Total operating lease cost	$12,524	$11,915	$37,607	$35,628

	For the Nine Months Ended
	September 30,
	2022	2021
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$37,534	$36,098

Weighted-average remaining lease term - operating leases	32.9 years	33.8 years
Weighted-average discount rate - operating leases	4.87%	4.87%

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

Minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2022	$33,222
2023	33,398
2024	33,532
2025	33,543
2026	33,557
Thereafter	864,688
$1,031,940
Impact of discounting	(531,743)
Operating lease liabilities	$500,197

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of September 30, 2022 and December 31, 2021, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $122.7 million and $209.9 million, respectively.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

Concentration of Credit Risk

Our U.S. Malls, Premium Outlets, and The Mills rely upon anchor tenants to attract customers; however, anchors do not contribute materially to our financial results as many anchors own their spaces. All material operations are within the United States and no customer or tenant accounts for 5% or more of our consolidated revenues.

Hurricane Impacts

During the third quarter of 2020, one of our properties located in Texas experienced property damage and business interruption as a result of Hurricane Hanna.  We wrote-off assets of approximately $9.6 million, and recorded an insurance recovery receivable, and have received $14.0 million of insurance proceeds from third-party carriers.  The proceeds were used for property restoration and remediation and reduced the insurance recovery receivable.  During the quarter ended September 30, 2021, we recorded a $3.5 million gain related to property insurance recovery of previously depreciated assets.  This amount was recorded in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairments, net.

During the third quarter of 2020, one of our properties located in Louisiana experienced property damage and business interruption as a result of Hurricane Laura.   We wrote-off assets of approximately $11.1 million and recorded an insurance recovery receivable, and have received $27.5 million of insurance proceeds from third-party carriers.  The proceeds were used for property restoration and remediation and reduced the insurance recovery receivable.  During the quarter ended September 30, 2021, we recorded a $17.5 million gain related to property insurance recovery of previously depreciated assets.  This amount was recorded in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairments, net.

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of September 30, 2022, we owned or held an interest in 197 income-producing properties in the United States, which consisted of 94 malls, 69 Premium Outlets, 14 Mills, six lifestyle centers, and 14 other retail properties in 37 states and Puerto Rico. We also own an 80% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at properties in the North America, Europe and Asia. Internationally, as of September 30, 2022, we had ownership in 33 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of September 30, 2022, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 14 countries in Europe.

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

Results Overview

Diluted earnings per share and diluted earnings per unit decreased $0.84 during the first nine months of 2022 to $4.46 from $5.30 for the same period last year. The decrease in diluted earnings per share and diluted earnings per unit was primarily attributable to:

●	a non-cash gain in 2021 on acquisitions and disposals of $201.6 million, or $0.54 per diluted share/unit, comprised of the disposition of our interest in two properties of $177.4 million, or $0.47 per diluted share/unit, a non-cash gain on the consolidation of one property of $3.7 million, or $0.01 per diluted share/unit, and net gains of $21.0 million, or $0.06 per diluted share/unit, related to property insurance recoveries of previously depreciated assets,
●	a non-cash pre-tax gain in 2021 on exchange of equity interests of $159.8 million, or $0.43 per diluted share/unit,
●	decreased income from unconsolidated entities of $127.8 million, or $0.34 per diluted share/unit, the majority of which is due to unfavorable year-over-year operations from our other platform investments as well as the reversal of a previously established deferred tax liability at Klépierre in 2021 resulting in a non-cash gain, of which our share was $118.4 million, which is partially offset by improved operations and core fundamentals in our other unconsolidated entities,
●	unrealized losses in fair value of equity instruments of $55.3 million, or $0.15 per diluted share/unit, partially offset by
●	decreased interest expense in 2022 of $41.9 million, or $0.11 per diluted share/unit, primarily due to the early extinguishment of nine secured loans in the fourth quarter of 2021, the disposition of three retail properties in 2021, and the refinancing of two retail properties at lower interest rates in 2021,

●	decreased tax expense in 2022 of $77.2 million, or $0.21 per diluted share/unit, primarily due to unfavorable year-over-year operations from other platform investments, and a $47.9 million deferred tax impact created by the gain on exchange of equity interests transaction in 2021 noted above,
●	charges on early extinguishment of debt of $31.6 million, or $0.08 per diluted share/unit, in 2021, and
●	improved operations and core fundamentals, as discussed below.

Portfolio NOI increased 5.5% for the nine month period in 2022 over the prior year period primarily as a result of improved operations in our domestic and international portfolios compared to the prior year. Average base minimum rent for U.S. Malls and Premium Outlets increased 1.7% to $54.80 psf as of September 30, 2022, from $53.91 psf as of September 30, 2021.  Ending occupancy for our U.S. Malls and Premium Outlets increased 1.7% to 94.5% as of September 30, 2022, from 92.8% as of September 30, 2021.

Our effective overall borrowing rate at September 30, 2022 on our consolidated indebtedness increased 15 basis point to 3.12% as compared to 2.97% at September 30, 2021. This is primarily due to an increase in effective overall borrowing rate on variable rate debt of 155 basis points (3.57% at September 30, 2022 compared to 2.02% at September 30, 2021) due to increasing interest rates, partially offset by a decrease in the effective overall borrowing rate on fixed rate debt of 20 basis points (3.10% at September 30, 2022 as compared to 3.30% at September 30, 2021). The weighted average years to maturity of our consolidated indebtedness was 7.6 years and 7.8 years at September 30, 2022 and December 31, 2021, respectively.

Our financing activity for the nine months ended September 30, 2022 included:

●	decreasing our borrowings under the Operating Partnership’s global unsecured commercial paper note program, or the Commercial Paper program, by $500.0 million,
●	completing on January 11, 2022, the issuance of the following senior unsecured notes: $500 million with a floating interest rate of SOFR plus 43 basis points and $700 million with a fixed interest rate of 2.650%, with maturity dates of January 11, 2024 and February 1, 2032, respectively. The proceeds were used to repay $1.05 billion outstanding under the $3.5 billion unsecured revolving credit facility, or the Supplemental Facility, on January 12, 2022.

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

The following table sets forth these key operating statistics for the combined U.S. Malls and Premium Outlets:

●	properties that are consolidated in our consolidated financial statements,
●	properties we account for under the equity method of accounting as joint ventures, and
●	the foregoing two categories of properties on a total portfolio basis.

	September 30,	September 30,	%/Basis Points
	2022	2021	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	94.5%	92.9%	160 bps
Unconsolidated	94.5%	92.4%	210 bps
Total Portfolio	94.5%	92.8%	170 bps
Average Base Minimum Rent per Square Foot
Consolidated	$53.58	$52.51	2.0%
Unconsolidated	$58.12	$57.81	0.5%
Total Portfolio	$54.80	$53.91	1.7%
U.S. TRG:
Ending Occupancy	94.5%	90.3%	420 bps
Average Base Minimum Rent per Square Foot	$61.11	$58.18	5.0%
The Mills:
Ending Occupancy	97.8%	97.0%	80 bps
Average Base Minimum Rent per Square Foot	$34.69	$33.68	3.0%
(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the nine months ended September 30, 2022, we signed 983 new leases and 1,116 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 6.9 million square feet, of which 5.2 million square feet related to consolidated properties. During the comparable period in 2021, we signed 734 new leases and 1,310 renewal leases with a fixed minimum rent, comprising approximately 7.0 million square feet, of which 5.5 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $54.53 per square foot in 2022 and $55.28 per square foot in 2021 with an average tenant allowance on new leases of $52.11 per square foot and $54.00 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	September 30,	September 30,	%/Basis Points
	2022	2021	Change
Ending Occupancy	99.3%	99.5%	-20 bps
Average Base Minimum Rent per Square Foot	¥5,563	¥5,498	1.18%

Results of Operations

The following acquisitions and dispositions of consolidated properties affected our consolidated results in the comparative periods:

●	On June 17, 2022, we acquired an additional interest in Gloucester Premium Outlets from a joint venture, resulting in the consolidation of this property.
●	During the second quarter of 2022, we disposed of one retail property.
●	During 2021, we disposed of three retail properties.
●	During the first quarter of 2021, we consolidated one Designer Outlet property in Europe that had previously been accounted for under the equity method.

The following acquisitions, dispositions and openings of equity method investments and properties affected our income from unconsolidated entities in the comparative periods:

●	During the third quarter of 2022, we disposed of one retail property.
●	During the fourth quarter of 2021, we disposed of our noncontrolling interest in one retail property.
●	On December 20, 2021, we sold a portion of our interest in ABG for cash consideration of $65.5 million and purchased additional interests in ABG for cash consideration of $100.0 million. Our noncontrolling interest in ABG is approximately 10.4%.
●	On October 15, 2021, we opened Jeju Premium Outlet, a 92,000 square foot center in Jeju Province, South Korea. We own 50% interest in this center.
●	On July 1, 2021, we contributed to ABG all of our interests in the intellectual property licensing ventures of Forever 21 and Brooks Brothers for additional interests in ABG.
●	On June 1, 2021, we and our partner, ABG, acquired the intellectual property licensing rights of Eddie Bauer. Our non-controlling interest in the licensing venture is 49% and was acquired for cash consideration of $100.8 million.
●	On April 12, 2021, we opened West Midlands Designer Outlet, a 197,000 square foot center in Cannock, United Kingdom. We own 23.2% interest in this center.
●	In the first quarter of 2021, we and our partner, ABG, both acquired additional 12.5% interests in the licensing and operations of Forever 21 for $56.3 million bringing our interest to 50%. Subsequently the Forever 21 operations were merged into SPARC Group.

For the purposes of the following comparison between the three and nine months ended September 30, 2022 and 2021, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned or held interests in and operated in both of the periods under comparison.

Three months ended September 30, 2022 vs. Three months ended September 30, 2021

Lease income increased $7.5 million, of which the property transactions accounted for a $5.0 million decrease.  Comparable lease income increased $12.5 million, or 1.1%.  Total lease income increased primarily due to an increase in fixed lease income of $31.1 million primarily due to an increase in fixed minimum lease consideration, partially offset by a decrease in variable lease income of $23.6 million.

Total other income increased $10.1 million, primarily due to a $5.9 million increase related to land sale activity, a $3.2 million increase in interest income, and an $8.5 million increase in fee and net other income, partially offset by a $7.5 million decrease in lease settlement income.

Property operating expenses increased $12.3 million primarily due to the return to a more normalized operating environment.

Interest expense decreased $11.9 million primarily related to the early extinguishment of nine secured loans, the disposition of three retail properties, and the refinancing of two retail properties at lower interest rates in 2021.

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

Income and other tax expense decreased $59.0 million due to the impact in 2021 on deferred tax expense as a result of the ABG transaction noted above, which had a non-cash tax impact of $47.9 million, and lower tax expense in 2022 on our share of operating results from our other platform investments.

Income from unconsolidated entities decreased $35.4 million primarily due to unfavorable results of operations year over year from our other platform investments of $55.9 million, partially offset by favorable year over year results of operations across the properties in 2022.

During 2022, we recorded a $17.3 million gain primarily related to the disposition of one unconsolidated property, partially offset by a loss on the disposal of certain assets by Klépierre.  During 2021, we recorded a gain of $88.0 million related to the disposition of one consolidated property and gains of $21.0 million related to property insurance recoveries of previously depreciated assets.

Simon’s net income attributable to noncontrolling interests decreased $15.9 million due to a decrease in the net income of the Operating Partnership.

Nine months ended September 30, 2022 vs. Nine months ended September 30, 2021

Lease income increased $106.2 million, of which the property transactions accounted for a $22.9 million decrease.  Comparable lease income increased $129.1 million, or 3.7%.  Total lease income increased primarily due to an increase in fixed lease income of $91.0 million primarily due to an increase in fixed minimum lease consideration, reduction in reserves for collectability and higher occupancy, and an increase in variable lease income of $15.2 million primarily related to higher consideration based on tenant sales.

Total other income decreased $12.0 million, primarily due to a decrease in lease settlement income of $29.6 million, a $14.9 million gain from the sale of our interest in a multi-family residential property in 2021, and a $6.4 million non-cash dilution gain on a non-retail investment in 2021, partially offset by an $17.1 million increase in fee and other income, a $12.2 million increase related to Simon Brand Ventures and gift card revenues and a $9.6 million increase related to land sale activity.

Property operating expenses increased $45.7 million primarily due to the return to a more normalized operating environment.

Home and regional office costs increased $11.1 million due to lower personnel and compensation costs in 2021 as a result of the continued impacts of the pandemic.

Other expense increased $22.5 million primarily due to the write-off of development costs related to an international development project in Germany we are no longer intending to pursue, as well as increased legal fees.

Interest expense decreased $41.9 million primarily related to the early extinguishment of nine secured loans, the disposition of three retail properties, and the refinancing of two retail properties at lower interest rates in 2021.

During 2021, we recorded a loss on extinguishment of debt of $31.6 million as a result of the early redemption of unsecured notes.

During 2021, we recorded a non-cash gain on exchange of equity interests of $159.8 million as a result of the contribution to ABG of all of our interests in the licensing ventures of Forever 21 and Brooks Brothers in exchange for additional interests in ABG, as discussed further in Note 6.

Income and other tax expense decreased $77.2 million due to the impact in 2021 on deferred tax expense as a result of the ABG transaction noted above, which had a non-cash tax impact of $47.9 million, and lower tax expense in 2022 on our share of operating results from our other platform investments.

Income from unconsolidated entities decreased $127.8 million primarily due to unfavorable results of operations year over year from our other platform investments of $139.0 million, as well as the reversal in 2021 of a previously established deferred tax liability at Klépierre resulting in a non-cash gain, of which our share was $118.4 million, partially offset partially by favorable year over year results of operations across the properties in 2022.

During 2022, we recorded a $19.9 million gain on the disposition of one unconsolidated property and a $1.5 million gain related to excess insurance proceeds, partially offset by a $17.9 million loss primarily related to the disposition of one consolidated property and a $3.3 million loss on the disposition of certain assets by Klépierre.  During 2021, we recorded a gain of $181.1 million related to the disposition of two consolidated properties and the impact from the consolidation of one property that was previously unconsolidated, and gains of $21.0 million related to property insurance recoveries of previously depreciated assets.

Simon’s net income attributable to noncontrolling interests decreased $34.7 million due to a decrease in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised 5.9% of our total consolidated debt at September 30, 2022. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $3.2 billion in the aggregate during the nine months ended September 30, 2022. As of September 30, 2022, the Operating Partnership has a $4.0 billion unsecured revolving credit facility, or Credit Facility, and the Supplemental Facility, and together with the Credit Facility, the Credit Facilities. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents increased $67.6 million during the first nine months of 2022 to $601.5 million as of September 30, 2022 as a result of the operating and financing activity, as further discussed in “Cash Flows” below.

On September 30, 2022, we had an aggregate available borrowing capacity of approximately $7.4 billion under the Credit Facilities, net of outstanding borrowings of $125.0 million and letters of credit of $10.0 million. For the nine months ended September 30, 2022, the maximum aggregate outstanding balance under the Credit Facilities was $1.2 billion and the weighted average outstanding balance was $171.2 million. The weighted average interest rate was 1.5% for the nine months ended September 30, 2022.

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

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the nine months ended September 30, 2022 totaled $3.2 billion. In addition, we had net repayments from our debt financing and repayment activities of $310.3 million, including all amounts outstanding under the Commercial Paper program, in 2022. These activities are further discussed below under “Financing and Debt.” During the first nine months of 2022, we also:

●	paid stockholder dividends and unitholder distributions totaling approximately $1.9 billion and preferred unit distributions totaling $3.9 million,
●	funded consolidated capital expenditures of $465.4 million (including development and other costs of $75.7 million, redevelopment and expansion costs of $236.3 million, and tenant costs and other operational capital expenditures of $153.4 million), and
●	funded investments in unconsolidated entities of $235.5 million.
●	funded the repurchase of $180.4 million of Simon’s common stock

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

Financing and Debt

Unsecured Debt

At September 30, 2022, our unsecured debt consisted of $19.3 billion of senior unsecured notes of the Operating Partnership and $125.0 million outstanding under the Credit Facility.

At September 30, 2022, we had an aggregate available borrowing capacity of $7.4 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities, during the nine months ended September 30, 2022 was $1.2 billion and the weighted average outstanding balance was $171.2 million. Letters of credit of $10.0 million were outstanding under the Credit Facilities as of September 30, 2022.

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

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On September 30, 2022, we had no outstanding balance under the Commercial Paper program. These borrowings reduce amounts otherwise available under the Credit Facilities.

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

Mortgage Debt

Total mortgage indebtedness was $5.3 billion at September 30, 2022 and December 31, 2021, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Credit Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Credit Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of September 30, 2022, we were in compliance with all covenants of our unsecured debt.

At September 30, 2022, our consolidated subsidiaries were the borrowers under 38 non-recourse mortgage notes secured by mortgages on 41 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At September 30, 2022, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of September 30, 2022 and December 31, 2021, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	September 30, 2022	Interest Rate(1)	December 31, 2021	Interest Rate(1)
Fixed Rate	$23,125,275	3.09%	$23,364,566	2.99%
Variable Rate	1,515,095	3.30%	1,956,456	1.22%
	$24,640,370	3.10%	$25,321,022	2.86%
(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the combined 2021 Annual Report on Form 10-K of Simon and the Operating Partnership.

In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of September 30, 2022, for the remainder of 2022 and subsequent years thereafter (dollars

in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2022	2023-2024	2025-2026	After 2026	Total
Long Term Debt (1)	$842,578	$4,643,178	$6,491,443	$12,743,689	$24,720,888
Interest Payments (2)	189,525	1,417,160	1,054,252	3,879,420	6,540,357
(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	Variable rate interest payments are estimated based on the applicable LIBOR or SOFR rate at September 30, 2022.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in note 6 of the condensed notes to our consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of September 30, 2022, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $122.7 million.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

Hurricane Impacts

During the third quarter of 2020, one of our properties located in Texas experienced property damage and business interruption as a result of Hurricane Hanna.  We wrote-off assets of approximately $9.6 million, and recorded an insurance recovery receivable, and have received $14.0 million of insurance proceeds from third-party carriers.  The proceeds were used for property restoration and remediation and reduced the insurance recovery receivable.  During the quarter ended September 30, 2021, we recorded a $3.5 million gain related to property insurance recovery of previously depreciated assets.  This amount was recorded in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairments, net.

During the third quarter of 2020, one of our properties located in Louisiana experienced property damage and business interruption as a result of Hurricane Laura.   We wrote-off assets of approximately $11.1 million and recorded an insurance recovery receivable, and have received $27.5 million of insurance proceeds from third-party carriers.  The proceeds were used for property restoration and remediation and reduced the insurance recovery receivable.  During the quarter ended September 30, 2021, we recorded a $17.5 million gain related to property insurance recovery of previously depreciated assets.  This amount was recorded in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairments, net.

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

During 2022, we disposed of our interest in one consolidated retail property. The proceeds from this transaction were $59.0 million, resulting in a loss of $15.6 million. We also recorded a non-cash gain of $19.9 million related to the disposition of one unconsolidated retail property in satisfaction of its $99.6 million non-recourse mortgage loan.  These are included in in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interest in unconsolidated entities and impairment, net in the accompanying consolidated statement of operations and comprehensive income.

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

Joint Venture Formation and Other Investment Activity

On October 11, 2022, we announced a strategic partnership with Jamestown, a global real estate investment and asset management firm, anticipated to close prior to the end of 2022. Upon closing, we will acquire a 50% non-controlling interest in Jamestown.

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

Construction continues on certain redevelopment and new development projects in the U.S. and internationally that are nearing completion.  Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $891 million.  Simon’s share of remaining net cash funding required to complete the new development and redevelopment projects currently under construction is approximately $215 million.  We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 7-10% for all of our new development, expansion and redevelopment projects.

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material. We expect our share of estimated committed capital for international development projects to be completed with projected delivery in 2022 or 2023 is $142 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these new development and expansion projects as well as our share of the estimated total cost as of September 30, 2022 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected/Actual
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
New Development Projects:
Fukaya-Hanazono Premium Outlets	Fukaya City, Japan	296,300	40%	JPY	6,153	$42.6	Oct. - 2022
Paris-Giverny Designer Outlet	Vernon (Normandy), France	220,000	74%	EUR	119.5	$117.1	Mar. - 2023
Expansion:
Busan Premium Outlet Phase 2	Busan, South Korea	194,000	50%	KRW	72,933	$50.8	Oct. - 2024
(1)	USD equivalent based upon September 30, 2022 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $1.75 per share in the third quarter of 2022 and $5.10 per share for the nine months ended September 30, 2022.  Simon paid common stock dividends of $5.50 per share for the nine months ended September 30, 2021.  The Operating Partnership paid distributions per unit for the same amounts.  On November 1, 2022, Simon’s Board of Directors declared a quarterly cash dividend for the fourth quarter of 2022 of $1.80 per share, payable on December 30, 2022 to shareholders of record on December 9, 2022.  The distribution rate on units is equal to the dividend rate on common stock.  In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On May 9, 2022, Simon's Board of Directors authorized a common stock repurchase plan.  Under the plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period commencing on May 16, 2022 and ending on May 16, 2024 in the open market or in privately negotiated transactions as market conditions warrant.  During the nine months ended September 30, 2022, Simon purchased 1,830,022 shares at an average price of $98.57 per share.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

Forward-Looking Statements

Certain statements made in this section or elsewhere in this Quarterly Report on Form 10-Q may be deemed "forward–looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in any forward–looking statements are based on reasonable assumptions, the Company can give no assurance that its expectations will be attained, and it is possible that the Company's actual results may differ materially from those indicated by these forward–looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: changes in economic and market conditions that may adversely affect the general retail environment; the inability to renew leases and relet vacant space at existing properties on favorable terms; an increase in vacant space at our properties; the potential loss of anchor stores or major tenants; the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise; the intensely competitive market environment in the retail industry, including e-commerce; the inability to lease newly developed properties on favorable terms; our international activities subjecting us to risks that are different from or greater than those associated with our domestic operations, including changes in foreign exchange rates; changes in market rates of interest; risks associated with the acquisition, development, redevelopment, expansion, leasing and management of properties; general risks related to real estate investments, including the illiquidity of real estate investments; the impact of our substantial indebtedness on our future operations, including covenants in the governing agreements that impose restrictions on us that may affect our ability to operate freely; any disruption in the financial markets that may adversely affect our ability to access capital for growth and satisfy our ongoing debt service requirements; any change in our credit rating; the continuing transition of LIBOR to SOFR; our continued ability to maintain our status as a REIT; changes in tax laws or regulations that result in adverse tax consequences; risks relating to our joint venture properties, including guarantees of certain joint venture indebtedness; environmental liabilities; the conflict in Ukraine; natural disasters; the availability of comprehensive insurance coverage; the potential for terrorist activities;  security breaches that could compromise our information technology or infrastructure; uncertainties regarding the impact of pandemics, epidemics or public health crises, and the associated governmental restrictions on our business, financial condition, results of operations, cash flow and liquidity; and the loss of key management personnel. The Company discusses these and other risks and uncertainties under the heading "Risk Factors" in its annual and quarterly periodic reports filed with the SEC.  The Company may update that discussion in subsequent other periodic reports, but except as required by law, the Company undertakes no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

You should understand that our computations of these non-GAAP measures might not be comparable to similar measures reported by other REITs and that these non-GAAP measures:

●	do not represent cash flow from operations as defined by GAAP,
●	should not be considered as an alternative to net income determined in accordance with GAAP as a measure of operating performance, and
●	are not an alternative to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Funds from Operations	$1,098,890	$1,175,910	$3,206,948	$3,326,753
Change in FFO from prior period	(6.5)%	62.6%	(3.6)%	35.8%
Consolidated Net Income	$621,847	$778,648	$1,679,637	$1,994,977
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	299,202	309,199	903,137	936,346
Our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments	204,428	202,519	645,130	609,271
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(17,262)	(108,543)	(879)	(201,600)
Unrealized losses excluded from FFO	—	—	—	3,177
Net (income) loss attributable to noncontrolling interest holders in properties	(3,616)	405	(2,498)	2,875
Noncontrolling interests portion of depreciation and amortization, gain on consolidation of properties, and gain on disposal of properties	(4,396)	(5,005)	(13,640)	(14,354)
Preferred distributions and dividends	(1,313)	(1,313)	(3,939)	(3,939)
FFO of the Operating Partnership	$1,098,890	$1,175,910	$3,206,948	$3,326,753
FFO allocable to limited partners	138,760	147,864	404,008	418,548
Dilutive FFO allocable to Simon Property	$960,130	$1,028,046	$2,802,940	$2,908,205
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.65	$2.07	$4.46	$5.30
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments, net of noncontrolling interests portion of depreciation and amortization	1.33	1.35	4.08	4.08
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(0.05)	(0.29)	—	(0.54)
Unrealized (gains) losses excluded from FFO	—	—	—	0.01
Diluted FFO per share	$2.93	$3.13	$8.54	$8.85
Basic and Diluted weighted average shares outstanding	327,286	328,619	328,107	328,576
Weighted average limited partnership units outstanding	47,304	47,263	47,293	47,289
Basic and Diluted weighted average shares and units outstanding	374,590	375,882	375,400	375,865

The following schedule reconciles consolidated net income to our beneficial share of combined NOI and portfolio NOI.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$621,847	$778,648	$1,679,637	$1,994,977
Income and other tax expense	8,256	67,262	31,168	108,367
Gain on exchange of equity interests	—	(159,828)	—	(159,828)
Interest expense	187,878	199,772	560,353	602,207
Income from unconsolidated entities	(163,086)	(198,524)	(434,343)	(562,138)
Loss on extinguishment of debt	—	28,593	—	31,552
Unrealized losses in fair value of equity instruments	14,563	4,944	63,412	8,121
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(17,262)	(108,543)	(879)	(201,600)
Operating Income Before Other Items	652,196	612,324	1,899,348	1,821,658
Depreciation and amortization	301,754	311,381	910,190	942,851
Home and regional office costs	43,711	48,667	143,424	132,365
General and administrative	7,784	6,909	24,977	20,739
Other expenses (1)	1,018	—	13,413	—
NOI of consolidated entities	$1,006,463	$979,281	$2,991,352	$2,917,613
Less: Noncontrolling interest partners share of NOI	(9,484)	(5,638)	(21,062)	(15,178)
Beneficial NOI of consolidated entities	$996,979	$973,643	$2,970,290	$2,902,435
Reconciliation of NOI of unconsolidated entities:
Net Income	$174,308	$165,143	$571,005	$484,248
Interest expense	147,539	154,501	438,559	453,145
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	(4,522)	—	(4,522)	(33,371)
Operating Income Before Other Items	317,325	319,644	1,005,042	904,022
Depreciation and amortization	169,453	170,568	504,926	512,165
NOI of unconsolidated entities	$486,778	$490,212	$1,509,968	$1,416,187
Less: Joint Venture partners share of NOI	(255,856)	(257,729)	(788,737)	(744,186)
Beneficial NOI of unconsolidated entities	$230,922	$232,483	$721,231	$672,001
Add: Beneficial interest of NOI from TRG	121,503	108,301	347,199	307,848
Add: Beneficial interest of NOI from Other Platform Investments and Investments	149,638	189,565	415,957	479,808
Beneficial interest of Combined NOI	$1,499,042	$1,503,992	$4,454,677	$4,362,092
Less: Beneficial interest of Corporate and Other NOI Sources (2)	30,921	43,501	123,917	173,309
Less: Beneficial interest of NOI from Other Platform Investments (3)	87,537	140,374	229,960	339,731
Less: Beneficial interest of NOI from Investments (4)	62,101	42,643	167,250	120,446
Beneficial interest of Portfolio NOI	$1,318,483	$1,277,474	$3,933,550	$3,728,606
Beneficial interest of Portfolio NOI Change	3.2%		5.5%
(1)	Represents the write-off of pre-development costs for the three and nine months ended September 30, 2022.
(2)	Includes income components excluded from portfolio NOI and domestic property NOI (domestic lease termination income, interest income, land sale gains, straight line lease income, above/below market lease adjustments), Simon management company revenues, and other assets.
(3)	Other Platform Investments include J.C. Penney, SPARC, ABG, Eddie Bauer Ipco, and RGG.
(4)	Includes our share of NOI of Klépierre (at constant currency) and other corporate investments.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of September 30, 2022. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of September 30, 2022. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Simon

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by Simon during the quarter ended September 30, 2022.

Issuer Purchases of Equity Securities

			Total number	Approximate
			of shares	value of shares
			purchased as	that may yet
	Total number	Average	part of publicly	be purchased
	of shares	price paid	announced	under
Period	purchased	per share	plans	plans (1)
July 1, 2022 - July 31, 2022	67,800	$94.56	67,800	$1,849,475,293
August 1, 2022 - August 31, 2022	—	$—	—	$1,849,475,293
September 1, 2022 - September 30, 2022	338,126	$88.32	338,126	$1,819,613,279
	405,926	$89.36	405,926
(1)

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

The Operating Partnership

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended September 30, 2022.

Issuer Purchases of Equity Securities

There were no unregistered purchases of equity securities made by the Operating Partnership during the quarter ended September 30, 2022, other than the purchases made in connection with Simon’s share repurchases.

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

Date: November 3, 2022

SIMON PROPERTY GROUP, L.P.

/s/ Brian J. McDade
Brian J. McDade
Executive Vice President, Chief Financial Officer and
Treasurer of Simon Property Group, Inc., General Partner

Date: November 3, 2022