Form 10-K
period 2022-12-31
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2023-02-23
CIK 1063761, 1022344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicated by check mark whether the financial statements of the registrant included in the filing reflect the corrections of an error to previously issued financial statements.

Simon Property Group, Inc. ◻	Simon Property Group, L.P. ◻

Indicate by check mark whether any of those error corrections are restaetments that required a recovery analysis of incentive-based compensations received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Simon Property Group, Inc. ◻	Simon Property Group, L.P. ◻

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12-b of the Act).

Simon Property Group, Inc. Yes ◻ No ⌧	Simon Property Group, L.P. Yes ◻ No ⌧

The aggregate market value of shares of common stock held by non-affiliates of Simon Property Group, Inc. was approximately $30,812 million based on the closing sale price on the New York Stock Exchange for such stock on June 30, 2022.

As of January 31, 2023, Simon Property Group, Inc. had 326,923,453 and 8,000 shares of common stock and Class B common stock outstanding, respectively.

Simon Property Group, L.P. had no publicly-traded voting equity as of June 30, 2022.  Simon Property Group, L.P. has no common stock outstanding.

Documents Incorporated By Reference

Portions of Simon Property Group, Inc.’s Proxy Statement in connection with its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the annual period ended December 31, 2022 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority-owned partnership subsidiary, for which Simon is the general partner. As of December 31, 2022, Simon owned an approximate 87.4% ownership interest in the Operating Partnership, with the remaining 12.6% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day-to-day management.

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

December 31, 2022

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of December 31, 2022, we owned or held an interest in 196 income-producing properties in the United States, which consisted of 94 malls, 69 Premium Outlets, 14 Mills, six lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. We also own an 80% noncontrolling interest in The Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. Internationally, as of December 31, 2022, we had ownership interests in 34 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe and Canada. As of December 31, 2022, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 14 countries in Europe.

For a description of our operational strategies and developments in our business during 2022, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

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

Policies With Respect To Certain Other Activities

We intend to make investments which are consistent with Simon’s qualification as a REIT, unless Simon’s Board of Directors determines that it is no longer in Simon’s best interests to so qualify as a REIT. Simon’s Board of Directors may make such a determination because of changing circumstances or changes in the REIT requirements. Simon has authority to issue shares of its capital stock or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire Simon’s shares, the Operating Partnership’s units, or any other securities. On May 16, 2022, Simon's Board of Directors authorized a common stock repurchase plan, or the Repurchase Program.  Under the program, the Company may purchase up to $2.0 billion of its common stock during the two-year period ending May 16, 2024. Simon may also issue shares of its common stock, or pay cash at its option, to holders of units in future periods upon exercise of such holders’ rights under the partnership agreement of the Operating Partnership. Our policy prohibits us from making any loans to the directors or executive officers of Simon for any purpose. We may make loans to the joint ventures in which we participate. Additionally, we may make or buy interests in loans secured by real estate properties owned by others or make investments in companies that own real estate assets.

Competition

The retail real estate industry is dynamic and competitive. We compete with numerous merchandise distribution channels, including malls, outlet centers, community/lifestyle centers, and other shopping centers in the United States and abroad. We also compete with internet retailing sites and catalogs, including our tenants, which provide retailers with distribution options beyond existing brick and mortar retail properties. The existence of competitive alternatives, accelerated by the impact of COVID-19, could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both the tenants to occupy the properties that we develop and manage as well as for the acquisition of prime sites (including land for development and operating properties). We believe that there are numerous factors that make our properties highly desirable to retailers, including:

●	the quality, location and diversity of our properties;
●	our management and operational expertise;
●	our extensive experience and relationships with retailers, lenders and suppliers;
●	our marketing initiatives and consumer focused strategic corporate alliances; and
●	the sustainability of physical retail.

Certain Activities

During the past three years, we have:

●	issued 354,455 shares of Simon common stock upon the exchange of units in the Operating Partnership;
●	issued 751,042 restricted shares of Simon common stock and 108,694 long-term incentive performance units, or LTIP units, net of forfeitures, under The Simon Property Group 1998 Stock Incentive Plan, as amended, or the 1998 Plan, and the Simon Property Group, L.P. 2019 Stock Incentive Plan, or the 2019 Plan;

●	purchased 3,075,676 shares of Simon common stock in the open market for $333.0 million pursuant to our Repurchase Programs;
●	issued 22,137,500 shares of common stock in a public offering at a public offering price of $72.50 per share, before underwriting discounts and commissions;
●	issued 955,705 units in the Operating Partnership as part of the consideration for the acquisition of an 80% interest in TRG;
●	redeemed 147,103 units in the Operating Partnership at an average price of $137.17 per unit in cash;
●	amended and replaced in its entirety the Operating Partnership’s existing Credit Facility in March 2020, by entering into an unsecured credit facility compromised of (i) an amendment and extension of the Credit Facility and (ii) a $2.0 billion delayed-draw term loan facility, or Term Facility;
●	amended the Credit Facility to transition the borrowing rates from LIBOR to successor benchmark indexes in November 2021;
●	amended, restated, and extended the Supplemental Facility in October 2021;
●	borrowed a maximum amount of $3.9 billion under the Credit Facilities; the outstanding amount of borrowings under the Credit Facility and Supplemental Facility as of December 31, 2022, were $125.0 million and $802.8 million, respectively;
●	borrowed a maximum amount of $2.0 billion under the Term Facility; there were no outstanding borrowings as of December 31, 2022;
●	there were no outstanding borrowings of Commercial Paper notes as of December 31, 2022; and
●	provided annual reports containing financial statements audited by our independent registered public accounting firm and quarterly reports containing unaudited financial statements to our security holders.

Human Capital

At December 31, 2022, we and our affiliates employed approximately 3,300 persons at various properties and offices throughout the United States, of which approximately 800 were part-time. Approximately 1,000 of these employees were located at our corporate headquarters in Indianapolis, Indiana.

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

Government Regulations Affecting Our Properties

We are subject to federal, state and local environmental regulations that apply generally to the ownership of real property and the operations conducted on real property.  As of December 31, 2022, we are not aware of any environmental conditions or material costs of complying with environmental or other regulations that would have a material adverse effect on our overall business, financial condition, or results of operations.  However, it is possible that we are not aware of, or may become subject to, potential environmental liabilities or material costs of complying with governmental regulations that could be material.  See further discussion in Item 1A. Risk Factors.

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

Information about our Executive Officers

The following table sets forth certain information with respect to Simon’s executive officers as of February 23, 2023.

Name	Age	Position
David Simon	61	Chairman of the Board, Chief Executive Officer and President
John Rulli	66	Chief Administrative Officer
Steven E. Fivel	62	General Counsel and Secretary
Brian J. McDade	43	Executive Vice President and Chief Financial Officer
Adam J. Reuille	48	Senior Vice President and Chief Accounting Officer
Donald G. Frey	47	Treasurer and Executive Vice President
Kevin M. Kelly	42	Assistant General Counsel and Assistant Secretary

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

Mr. McDade serves as Simon’s Executive Vice President and Chief Financial Officer. Mr. McDade joined Simon in 2007 as the Director of Capital Markets and was promoted to Senior Vice President of Capital Markets in 2013 and Treasurer in 2014.  He was promoted to Executive Vice President and Chief Financial Officer in 2018.

Mr. Reuille serves as Simon’s Senior Vice President and Chief Accounting Officer and prior to that as Simon’s Vice President and Corporate Controller. Mr. Reuille joined Simon in 2009 and was promoted to Senior Vice President and Chief Accounting Officer in 2018.

Mr. Frey serves as Simon’s Treasurer and Executive Vice President.  Mr. Frey joined Simon in 2010 and most recently served as Simon’s Assistant Treasurer and Senior Vice President prior to his current position which he was promoted to in 2022.  Before joining Simon, Mr. Frey was an attorney with Alston & Bird LLP and Dechert LLP.

Mr. Kelly serves as Simon’s Assistant General Counsel and Assistant Secretary.  Mr. Kelly joined Simon in 2015 as Senior Finance Counsel and was promoted to Senior Associate, General Counsel in 2020 prior to his current position which he was promoted to in 2022.  Prior to joining Simon, Mr. Kelly was an attorney with Sidley Austin, LLP and Fried, Frank, Harris, Shriver & Jacobson.

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

●	Conditions that adversely affect the general retail environment could materially and adversely affect us.
●	Some of our properties depend on anchor stores or other large nationally recognized tenants to attract shoppers and we could be materially and adversely affected by the loss of one or more of these anchors or tenants.
●	We face potential adverse effects from tenant bankruptcies.
●	Vacant space at our properties could materially and adversely affect us.
●	We may not be able to lease newly developed properties to or renew leases and relet space at existing properties with an appropriate mix of tenants or at desired rents, if at all.
●	Acts of violence, civil unrest or criminal activity and actual or threatened terrorist attacks could adversely affect our business operations.
●	We face a wide range of competition that could affect our ability to operate profitably, including e-commerce, and the evolution of consumer preferences and purchasing habits.
●	The ongoing COVID-19 pandemic and governmental reactions thereto, as well as other future epidemics, pandemics or public health crises, could have a significant negative impact on our and our tenants’ business, financial condition, results of operations, cash flow and liquidity and our ability to access the capital markets, satisfy our debt service obligations and make distributions to our shareholders.
●	Some of our properties are subject to potential natural or other disasters.
●	Some of our potential losses may not be covered by insurance.
●	We face risks associated with climate change.
●	As owners of real estate, we can face liabilities for environmental contamination, and our efforts to identify environmental liabilities may not be successful.
●	We face risks associated with the acquisition, development, redevelopment and expansion of properties.
●	Real estate investments are relatively illiquid.
●	Simon and certain subsidiaries of the Operating Partnership have elected to be taxed as REITs in the United States. The failure to maintain Simon’s or the Subsidiary REITs’ qualifications as REITs or changes in applicable tax laws or regulations could result in adverse tax consequences.
●	If the Operating Partnership fails to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

●	Complying with REIT requirements might cause us to forgo otherwise attractive acquisition opportunities or liquidate otherwise attractive investments.
●	Our ownership of TRSs is subject to certain restrictions, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our TRSs are not conducted on arm’s-length terms.
●	Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends, which may negatively affect the value of our shares.
●	The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.
●	REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.
●	Partnership tax audit rules could have a material adverse effect on us.
●	Legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the IRS, could have a material adverse effect on us and our investors.
●	Provisions in Simon’s charter and by-laws and in the Operating Partnership’s partnership agreement could prevent a change of control.
●	We have a substantial debt burden that could affect our future operations.
●	The agreements that govern our indebtedness contain various covenants that impose restrictions on us that might affect our ability to operate freely.
●	Disruption in the capital and credit markets may adversely affect our ability to access external financings for our growth and ongoing debt service requirements.
●	Adverse changes in our credit ratings could affect our borrowing capacity and borrowing terms.
●	An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt on attractive terms, or at all; our hedging interest rate protection arrangements may not effectively limit our interest rate risk.
●	We have limited control with respect to some properties that are partially owned or managed by third parties, which may adversely affect our ability to sell or refinance them.
●	The Operating Partnership guarantees debt or otherwise provides support for a number of joint venture properties.
●	We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
●	An increased focus on metrics and reporting related to environmental, social and governance (“ESG”) factors, may impose additional costs and expose us to new risks.
●	Our international activities may subject us to risks that are different from or greater than those associated with our domestic operations.
●	Our success depends, in part, on our ability to attract, retain and develop talented employees, and our failure to do so, including the loss of any one of our key personnel, could adversely impact our business.

Risk Related to Tenant Operations at Our Properties

Conditions that adversely affect the general retail environment could materially and adversely affect us.

Our primary source of revenue is derived from retail tenants which means that we could be materially and adversely affected by conditions that materially and adversely affect the retail environment generally, including, without limitation:

●	domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, rising interest rates, inflation and limited growth in consumer income as well as from actual or perceived changes in economic conditions, which can result from global events such as international trade disputes, a foreign debt crisis, foreign currency volatility, natural disasters, war, such as the conflict in Ukraine, epidemics and pandemics, the fear of spread of contagious diseases, civil unrest and terrorism, as well as from;
●	levels of consumer spending, changes in consumer confidence, income levels, and fluctuations in seasonal spending in the United States and internationally;

●	supply chain disruptions and labor shortages;
●	consumers avoiding in-person shopping due to a heightened level of concern for safety in public places due to heightened sensitivity to risks associated with transmission of disease, as occurred during the COVID-19 pandemic, or consumer perception of increased risk of criminal activity and civil unrest, including acts of terrorism, riots, random acts of violence, mass shootings or inappropriate or unacceptable behavior of other patrons;
●	significant reductions in international travel and tourism, resulting in fewer international retail consumers;
●	consumer perceptions of the safety, convenience and attractiveness of our properties;
●	the impact on our retail tenants and demand for retail space at our properties from the increasing use of the Internet by retailers and consumers, which accelerated during the COVID-19 pandemic;
●	the creditworthiness of our retail tenants and the availability of new creditworthy tenants and the related impact on our occupancy levels and lease income;
●	local real estate conditions, such as an oversupply of, or reduction in demand for, retail space or retail goods, decreases in rental rates and declines in real estate values;
●	the willingness of retailers to lease space in our properties at attractive rents, or at all;
●	changes in regional and local economies, which may be affected by increased rates of unemployment, increased foreclosures, higher taxes, decreased tourism, industry slowdowns, adverse weather conditions, and other factors;
●	increased operating costs and capital expenditures, whether from redevelopments, replacing tenants or otherwise;
●	changes in applicable laws and regulations, including tax, environmental, safety and zoning; and
●	epidemics, pandemics or other public health crises, like the COVID-19 pandemic, and the governmental reaction thereto.

To the extent that any or a portion of these conditions occur, they are likely to impact the retail industry, our retail tenants, the emergence of new tenants, our own investments in certain retailers and brands, the demand for retail space, market rents and rent growth, the vacancy levels at our properties, the value of our properties, which could directly or indirectly materially and adversely affect our financial condition, operating results and overall asset value.

Additionally, a portion of our lease income is derived from overage rents based on sales over a stated base amount that directly depend on the sales volume of our retail tenants. Accordingly, declines in our tenants’ sales performance could reduce the income produced by our properties. Over time, declines in our tenants’ sales performance can also negatively impact our ability to sign new and renewal leases at desired rents.

Some of our properties depend on anchor stores or other large nationally recognized tenants to attract shoppers and we could be materially and adversely affected by the loss of one or more of these anchors or tenants.

Our properties are typically anchored by department stores and other large nationally recognized tenants. Certain of our anchors and other tenants have ceased their operations, downsized their brick-and-mortar presence or failed to comply with their contractual obligations to us and others, and such actions became more prevalent during the COVID-19 pandemic.

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

Bankruptcy filings by retailers can occur regularly in the course of our operations. Although we have not seen an increase in tenant bankruptcies in the last two years, in previous years a number of companies in the retail industry, including certain of our tenants, declared bankruptcy, especially during the height of the COVID-19 pandemic. If a tenant files for bankruptcy, the tenant may have the right to reject and terminate one or more of its leases with us, and we cannot be sure that it will affirm one or more of its leases and continue to make rental payments to us in a timely manner. A bankruptcy filing by, or relating to, one of our tenants would generally prohibit us from evicting this tenant, and bar all efforts by us to collect pre-bankruptcy debts from that tenant, or from their property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of its bankruptcy. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If a lease is rejected, the unsecured claim we hold against a bankrupt tenant might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. In addition, we may make lease modifications either pre- or post-bankruptcy for certain tenants undergoing significant financial distress in order for them to continue as a going concern. Furthermore, we may be required to incur significant expense in re-tenanting the space formerly leased to the bankrupt tenant. We continually seek to re-lease vacant spaces resulting from tenant terminations. The bankruptcy of a tenant, particularly an anchor tenant or a national tenant with multiple locations, may require a substantial redevelopment of its space, the success of which cannot be assured, and may make the re-tenanting of its space difficult and costly. Any such bankruptcies also make it more difficult to lease the remainder of the space at the affected property or properties. Future tenant bankruptcies may strain our resources and impact our ability to successfully execute our re-leasing strategy and could materially and adversely affect us.

Vacant space at our properties could materially and adversely affect us.

Certain of our properties have had vacant space available for prospective tenants, and those properties may continue to experience, and other properties may commence experiencing, such oversupply in the future. Among other causes, (1) there has historically been an increased number of bankruptcies of anchor stores and other national retailers, as well as store closures, and (2) there has been lower demand from retail tenants for space, due to certain retailers increasing their use of e-commerce websites to distribute their merchandise, with each of (1) and (2) accelerating as a result of the COVID-19 pandemic. As a result of the increased bargaining power of creditworthy retail tenants, there is downward pressure on our rental rates and occupancy levels, and this increased bargaining power may also result in us having to increase our spend on tenant improvements and potentially make other lease modifications in order to attract or retain tenants, any of which, in the aggregate, could materially and adversely affect us.

We may not be able to lease newly developed properties to or renew leases and relet space at existing properties with an appropriate mix of tenants or at desired rents, if at all.

We may not be able to lease new properties to an appropriate mix of tenants that generates optimal customer traffic. Also, when leases for our existing properties expire, the premises may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms. Tenant preferences for properties may also change over time, like recent trends towards right-sizing portfolios, repositioning space and locations and pursuing new store concepts, and our properties may no longer align with such preferences. If we fail to identify and secure the right blend of tenants at our newly developed and existing properties, our properties may not appeal to the communities they serve. If we elect to pursue a “mixed use” redevelopment we expose ourselves to risks associated with each non-retail use (e.g. office, residential, hotel and entertainment), and the performance of our retail tenants in such properties may be negatively impacted by delays in opening and/or the performance of such non-retail uses. Additionally, an oversupply of retail properties in the broader market could reduce market rents, negatively impacting the terms upon which we lease our properties. To the extent that our leasing goals are not achieved, we could be materially and adversely affected.

Acts of violence, civil unrest or criminal activity and actual or threatened terrorist attacks could adversely affect our business operations.

Because our properties are open to the public, they are exposed to risks related to acts of violence, civil unrest and criminal activity as well as actual or threatened terrorist attacks that may be beyond our control or ability to prevent. If any of these incidents were to occur, the relevant property could face material damage physically and reputationally, and the revenue generated by such property could be negatively impacted. Consumers may also perceive a heightened threat of these risks due to increased crime in certain markets and negative media attention. Concern around safety risk may impact the willingness of consumers, tenants and tenants’ employees to shop and/or work at our properties, which could result in decreased consumer traffic and decreased sales at our properties, directly and indirectly impacting our revenue and overall asset value.

We face a wide range of competition that could affect our ability to operate profitably, including e-commerce, and the evolution of consumer preferences and purchasing habits.

Our properties compete with other forms of retailing such as pure online retail websites as well as other types of retail properties such as single user freestanding discounters (Costco, Walmart and Target). In addition, many of our tenants are omni-channel retailers who also distribute their products through online sales and provide options to consumers like buy online pick up in store, buy online ship to store or buy online return to store. Our business currently is predominantly reliant on consumer demand for shopping at physical stores, and our business could be materially and adversely affected if we are unsuccessful in adapting our business to evolving consumer purchasing habits. The increased popularity of digital and mobile technologies has accelerated the transition of a percentage of market share from shopping at physical stores to web-based shopping, and the COVID-19 pandemic and restrictions intended to prevent its spread significantly increased the utilization of e-commerce and may, particularly in certain market segments, accelerate the long-term penetration of pure online retail. Although a brick-and-mortar presence may have a positive impact on retailers’ online sales, the increased utilization of pure online shopping may lead to the closure of underperforming stores by retailers, which could impact our occupancy levels and the rates that tenants are willing to pay to lease our space. Additionally, the increase in online shopping may result in certain tenants underreporting sales at our properties which may materially and adversely impact our collection of overage rent. Examples may include, retailers and restaurants not reporting curbside pick-up sales or online sales fulfilled with store inventory, and tenants reducing store sales by including online returns processed in the store.

The ongoing COVID-19 pandemic and governmental reactions thereto, as well as other future epidemics, pandemics or public health crises, could have a significant negative impact on our and our tenants’ business, financial condition, results of operations, cash flow and liquidity and our ability to access the capital markets, satisfy our debt service obligations and make distributions to our shareholders.

The COVID-19 pandemic has had, and resurgences or variants or other epidemics, pandemics or health crises could have, a material negative impact on economic and market conditions around the world and an adverse impact on economic activity in retail real estate. Although consumer activity has been normalizing, there is no guarantee that retail will return to or remain at pre-pandemic levels. Governments and other authorities could respond to a resurgence of the COVID-19 pandemic, or other epidemics, pandemics and public health crises, by imposing or re-imposing measures intended to control the spread of disease, including restrictions on freedom of movement, group gatherings and business operations such as travel bans, border closings, business closures, quarantines, stay-at-home, shelter-in-place orders, density limitations and social distancing measures. Although we believe any such measures would likely be more moderate than those imposed at the peak of the COVID-19 pandemic given the consequences of stricter measures, any restrictions could negatively impact us, our tenants and consumer behavior.

Demand for retail space and the profitability of our properties depends, in part, on the ability and willingness of tenants to enter into and perform obligations under leases, and the willingness of customers to visit our properties. Even without strict governmental restrictions, the willingness of consumers to visit our properties may be reduced and our tenants’ businesses adversely affected, based upon many factors, including local transmission rates of disease, the emergence of new variants, the development, availability, distribution, effectiveness and acceptance of existing and new vaccines, the effectiveness and availability of cures or treatments, and overall sensitivity to risks associated with the transmission of diseases. In addition, some of our properties are located at or within a close proximity to tourist destinations, and these properties and our tenants’ businesses were, and may be in the future, heavily and adversely impacted by reductions in travel and tourism resulting from travel bans or restrictions and general concern regarding the risk of travel.

Additionally, the impact of the COVID-19 pandemic or other epidemics, pandemics or public health crises, and governmental reactions thereto, on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and make distributions to our shareholders could depend on additional factors, including:

●	the financial condition and viability of our tenants, and their ability or willingness to pay rent in full;
●	state, local, federal and industry-initiated tenant relief efforts that may adversely affect landlords, including us, and their ability to collect rent and/or enforce remedies for the failure to pay rent;
●	the increased popularity and utilization of e-commerce;
●	our ability to renew leases or re-lease available space in our properties on favorable terms or at all, including as a result of a deterioration in the economic and market conditions in the markets in which we own properties or due to restrictions intended to prevent the spread of disease, including any additional government mandated closures of businesses that frustrate our leasing activities;
●	a severe and prolonged disruption and instability in the global financial markets, including the debt and equity capital markets, all of which were experienced during the COVID-19 pandemic and which may affect our or our tenants' ability to access capital necessary to fund our or their respective business operations or repay, refinance or renew maturing liabilities on a timely basis, on attractive terms, or at all and may adversely affect the valuation of financial assets and liabilities, any of which could affect our and our tenants' ability to meet liquidity and capital expenditure requirements;
●	a refusal or failure of one or more lenders under our credit facility to fund their respective financing commitment to us may affect our ability to access capital necessary to fund our business operations and to meet our liquidity and capital expenditure requirements;
●	a reduction in the cash flows generated by our properties and the values of our properties that could result in impairments or limit our ability to dispose of them at attractive prices or obtain debt financing secured by our properties;
●	the complete or partial closure of one or more of our tenants' manufacturing facilities or distribution centers, temporary or long-term disruption in our tenants' supply chains from local and international suppliers and/or delays in the delivery of our tenants' inventory, any of which could reduce or eliminate our tenants' sales, cause the temporary closure of our tenants' businesses, and/or result in their bankruptcy or insolvency;
●	a negative impact on consumer discretionary spending caused by high unemployment levels, reduced economic activity or a severe or prolonged recession;
●	our and our tenants' ability to manage our respective businesses to the extent our and their management or personnel (including on-site employees) are impacted in significant numbers or are otherwise not willing, available or allowed to conduct work, including any impact on our tenants' ability to deliver timely information to us that is necessary for us to make effective decisions; and
●	our and our tenants' ability to ensure business continuity in the event our or our tenants' continuity of operations plan is (i) not effective or improperly implemented or deployed or (ii) compromised due to increased cyber and remote access activity during such epidemic, pandemic or other public health crisis.

To the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described herein.

Risks Related to Real Estate Holdings and Operations

Some of our properties are subject to potential natural or other disasters.

A number of our properties are located in areas subject to a higher risk of natural disasters such as earthquakes, fires, hurricanes, floods, tornados, hail or tsunamis.  In 2023, the weather phenomenon known as El Nino has returned. This phenomenon generally results in an increase in storms, flooding, and landslides in Southern California, heavier precipitation along the Gulf of Mexico, and an increase in severe weather in Florida. The occurrence of natural disasters at any of our properties, which could become more intense and more volatile in light of climate change, can adversely impact operations and development/redevelopment projects at our properties, increase investment costs to repair or replace damaged properties, increase future property insurance costs and negatively impact our tenants and the tenant demand for lease space. If insurance is unavailable to us or is unavailable on acceptable terms, or our insurance is not adequate to cover losses from these events, we could be materially and adversely affected.

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

There are some types of losses, including lease and other contract claims, which generally are not insured or are subject to large deductibles. Additionally, insurance costs and availability may be impacted in the future by factors outside of our control, like inflationary pressures or cybersecurity events. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue it could generate but may remain obligated for any mortgage debt or other financial obligation related to the property.

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

Due to changes in weather patterns caused by climate change, our properties in certain markets could experience increases in storm intensity and rising sea levels. Over time, climate change could result in population migration or volatile or decreased demand for retail space at certain of our properties or, in extreme cases, our inability to operate the properties at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) insurance on favorable terms, or at all, increasing the cost of energy at our properties or requiring us to spend funds to repair and protect our properties against such risks. Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes, may require us to make improvements to our existing properties or increase taxes and fees assessed on us or our properties.

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

We regularly acquire and develop new properties and redevelop and expand existing properties, and these activities are subject to various risks. Acquisition or construction costs of a project may be higher than projected, potentially making the project unfeasible or unprofitable, and development, redevelopment or expansions may take considerably longer than expected, delaying the commencement and amount of income from the property. These risks, and the potential impact thereof, may be exacerbated by the volume and complexity of such activity, as well as inflationary pressures, rising interest rates, supply chain disruptions and labor shortages, like those experienced in 2022. We may not be successful in pursuing acquisition, development or redevelopment/expansion opportunities. In addition, newly acquired, developed or redeveloped/expanded properties may not perform as well as expected, impacting our anticipated return on investment. We are subject to other risks in connection with any acquisition, development and redevelopment/expansion activities, including the following:

●	we may not be able to obtain financing or to refinance loans on favorable terms, or at all;
●	we may be unable to obtain zoning, occupancy or other governmental approvals;
●	occupancy rates and rents may not meet our projections and the project may not be accretive;
●	we may need the consent of third parties such as department stores, anchor tenants, mortgage lenders and joint venture partners, and those consents may be withheld;
●	development, redevelopment or expansions may fail to appeal to the demographics of the communities they are intended to serve; and
●	acquisitions of new properties will expose us to the liabilities of those properties, some of which we may not be aware of at the time of the acquisition.

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

Risks Relating to Income Taxes and REIT Rules

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

If Simon or any of the Subsidiary REITs fail to comply with those provisions, Simon or any such Subsidiary REIT may be subject to monetary penalties or ultimately to possible disqualification as REITs. If such events occur, and if available relief provisions do not apply:

●	Simon or any such subsidiary will not be allowed a deduction for distributions to stockholders in computing taxable income;
●	Simon or any such subsidiary will be subject to corporate-level income tax on taxable income at the corporate rate;
●	Simon may be subject to the one-percent excise tax on stock repurchases imposed by the 2022 Inflation Reduction Act;
●	Simon or any such Subsidiary REIT could be subject to the federal alternative minimum tax for taxable years prior to 2018; and
●	unless entitled to relief under relevant statutory provisions, Simon or any such subsidiary will also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.

Any such corporate tax liability could be substantial and would reduce the amount of cash available for, among other things, our operations and distributions to stockholders. In addition, if Simon fails to qualify as a REIT, it will not be required to make distributions to our stockholders. Moreover, a failure by any subsidiary of the Operating Partnership that has elected to be taxed as a REIT to qualify as a REIT could also cause Simon to fail to qualify as a REIT, and the same adverse consequences would apply to it and its stockholders. Failure by Simon or any of the Subsidiary REITs to qualify as a REIT also could impair our ability to expand our business and raise capital, which could materially and adversely affect us. Additionally, we are subject to certain income-based taxes, both domestically and internationally, and other taxes, including state and local taxes, franchise taxes, and withholding taxes on dividends from certain of our international investments. We currently follow local tax laws and regulations in various domestic and international jurisdictions. Should these laws or regulations change, the amount of taxes we pay may increase accordingly.

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

We own securities in TRSs and may acquire securities in additional TRSs in the future. A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. If a TRS owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a TRS. Other than some activities relating to lodging and health care facilities, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A TRS is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

A REIT’s ownership of securities of a TRS is not subject to the 5% or 10% asset tests applicable to REITs. Not more than 25% of the value of Simon’s or any Subsidiary REIT’s total assets may be represented by securities (including securities of TRSs), other than those securities includable in the 75% asset test, and not more than 20% of the value of our total assets or the assets of any Subsidiary REIT may be represented by securities of TRSs. We anticipate that the aggregate value of the stock and securities of any TRS and other nonqualifying assets that Simon or each such Subsidiary

REIT owns will be less than 25% (or, in the case of securities of TRSs, 20%) of the value of Simon’s or such subsidiary’s total assets, and we will monitor the value of these investments to ensure compliance with applicable ownership limitations. In addition, we intend to structure transactions with any TRSs that we own to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the above limitations or to avoid application of the 100% excise tax discussed above.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends, which may negatively affect the value of our shares.

Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates, currently at a maximum federal rate of 20%. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our common stock.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, such characterization is a factual determination (unless a sale or disposition qualifies under certain statutory safe harbors), and no guarantee can be given that the IRS, would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

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

Partnership tax audit rules could have a material adverse effect on us.

Under the rules applicable to U.S. federal income tax audits of partnerships, subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and any partner’s distributive share thereof) is determined, and taxes, interest, or penalties attributable thereto could be assessed and collected, at the partnership level. Absent available elections, it is possible that a partnership in which we directly or indirectly invest could be required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a direct or indirect partner of these partnerships, could be required to bear the economic burden of those taxes, interest, and penalties even though Simon and the Subsidiary REITs, as REITs, may not otherwise have been required to pay additional corporate-level taxes had they owned the assets of the partnership directly. The partnership tax audit rules apply to the Operating Partnership and its subsidiaries that are classified as partnerships for U.S. federal income tax purposes. There can be no assurance that these rules will not have a material adverse effect on us.

Legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the IRS, could have a material adverse effect on us and our investors.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process, and by the IRS and the U.S. Department of the Treasury, or the Treasury. Changes to the tax laws or interpretations thereof by the IRS and the Treasury, with or without retroactive application, could materially and adversely affect us and our investors. We cannot predict how changes in the tax laws might affect our investors and us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect the ability of Simon and certain subsidiaries of the Operating Partnership to qualify to be taxed as REITs and/or the U.S. federal income tax consequences to us and our investors of such qualification. Moreover, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

Provisions in Simon’s charter and by-laws and in the Operating Partnership’s partnership agreement could prevent a change of control.

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

Risks Related to Indebtedness and the Financial Markets

We have a substantial debt burden that could affect our future operations.

As of December 31, 2022, our consolidated mortgages and unsecured indebtedness, excluding related premium, discount and debt issuance costs, totaled $25.0 billion. As a result of this indebtedness, we are required to use a substantial portion of our cash flows for debt service, including selected repayment at scheduled maturities, which limits our ability to use those cash flows to fund the growth of our business. We are also subject to the risks normally associated with debt financing, including the risk that our cash flows from operations will be insufficient to meet required debt service or that we will be able to refinance such indebtedness on acceptable terms, or at all. Our debt service costs generally will not be reduced if developments at the applicable property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the property. Our indebtedness could also have other adverse consequences on us, including reducing our access to capital or increasing our vulnerability to general adverse economic, industry and market conditions. In addition, if a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value. If any of the foregoing occurs, we could be materially and adversely affected.

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

We depend on external financings, principally debt financings, to fund the growth of our business, execute on our business model, and to ensure that we can meet ongoing maturities of our outstanding debt. Our access to financing depends on our credit ratings, the willingness of lending institutions and other debt investors to grant credit to us and conditions in the capital markets in general. An economic recession may cause extreme volatility and disruption in the capital and credit markets. We rely upon the Credit Facilities as sources of funding for numerous transactions. Our access to these funds is dependent upon the ability of each of the participants to the Credit Facilities to meet their funding commitments to us. When markets are volatile, access to capital and credit markets could be disrupted over an extended period of time and one or more financial institutions may not have the available capital to meet their previous commitments to us. The failure of one or more participants to the Credit Facilities to meet their funding commitments to us could have a material adverse effect on us, including as a result of making it difficult to obtain the financing we may need for future growth and/or meeting our debt service requirements. Additionally, a high interest rate environment, as we are currently experiencing, could prevent us from accessing capital at attractive interest rates, which could adversely impact our ability to refinance existing debt at maturity as well as our ability to fund development and/or opportunistic acquisition activities. We cannot assure you that we will be able to obtain the financing we need for the future growth of our business, execution on our business model or to meet our debt service requirements, or that a sufficient amount of financing will be available to us on favorable terms, or at all.

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

As of December 31, 2022, we had approximately $2.3 billion of outstanding consolidated indebtedness that bears interest at variable rates, and we may incur more variable rate indebtedness in the future. When interest rates increase, then so does the interest costs on our unhedged variable rate debt, which could adversely affect our cash flows and our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense.

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

Risks Related to Joint Ventures

We have limited control with respect to some properties that are partially owned or managed by third parties, which may adversely affect our ability to sell or refinance them.

As of December 31, 2022, we owned interests in 100 income-producing properties with other parties. Of those, 18 properties are included in our consolidated financial statements. We apply the equity method of accounting to the other 82 properties (the joint venture properties) and our investments in Klépierre (a publicly traded, Paris-based real estate company), The Taubman Realty Group, LLC, or TRG, and Jamestown, as well as our investments in certain entities involved in retail operations, such as J.C. Penney and SPARC Group; intellectual property and licensing venture, such as Authentic Brands Group, LLC, or ABG; and an e-commerce venture Rue Gilt Groupe, or RGG, (collectively, our other platform investments). We serve as general partner or property manager for 51 of these 82 joint venture properties; however, certain major decisions, such as approving the operating budget and selling, refinancing, and redeveloping the properties, require the consent of the other owners. Of the joint venture properties for which we do not serve as general partner or property manager, 24 are in our international joint ventures. These international properties are managed locally by joint ventures in which we share control of the properties with our partner. The other owners have participating rights that we consider substantive for purposes of determining control over the joint venture properties’ assets. The remaining joint venture properties, Klépierre, TRG, Jamestown, and our joint ventures with ABG, J.C. Penney, RGG, and SPARC Group are managed by third parties.

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

Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture property, which is non-recourse to us. Nevertheless, the joint venture’s failure to satisfy its debt obligations could result in the loss of our investment therein. As of December 31, 2022, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $128.0 million. A default by a joint venture under its debt obligations would expose us to liability under a guaranty. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

General Risk Factors

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.

Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, hardware or software corruption or failure or poor product or vendor/developer selection (including a failure of security controls incorporated into or applied to such hardware or software), service provider error or failure, intentional or unintentional actions by employees (including the failure to follow our security protocols) and other significant disruptions of our IT networks and related systems. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, including making recent upgrades to our IT programs through significant capital investment, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. We may also face significant disruptions due to natural disasters or other critical incidents.

The risk of a security breach or significant disruption has generally increased due to our increased reliance on technology, a rise in the number, intensity, and sophistication of attempted attacks globally, and the permanent nature of remote work  as business travel has resumed and people now routinely work remotely outside of normal business hours. A breach or significant and extended disruption in the functioning of our systems, including our primary website, could damage our reputation and cause us to lose customers, tenants and revenues, generate third party claims, cause operational disruption, result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and/or confidential information, and require us to incur significant expenses to address and remediate or otherwise resolve these kinds of issues. We may not be able to recover these expenses in whole or in any part from our service providers or responsible parties, or their or our insurers.

Additionally, cyber-attacks perpetrated against our tenants, including unauthorized access to customers’ credit card data and other confidential information, could diminish consumer confidence and spending  at our tenants, or negatively impact consumer perception of shopping at our properties, all of which could materially and adversely affect us.

An increased focus on metrics and reporting related to environmental, social and governance (“ESG”) factors, may impose additional costs and expose us to new risks.

Investors and other stakeholders have become more focused on understanding how companies address a variety of ESG factors. As they evaluate investment decisions, many investors look not only at company disclosures but also to ESG rating systems that have been developed by third parties to allow ESG comparisons among companies. Although we participate in a number of these ratings systems, we do not participate in all such systems. The criteria used in these ratings systems may conflict and change frequently, and we cannot predict how these third parties will score us, nor can we have any assurance that they score us accurately or other companies accurately or that other companies have provided them with accurate data. We supplement our participation in ratings systems with published disclosures of our ESG activities, but some investors may desire other disclosures that we do not provide. In addition, the SEC is currently evaluating potential rule making that could mandate additional ESG disclosure and impose other requirements on us. Failure to participate in certain of the third party ratings systems, failure to score well in those ratings systems or failure to provide certain ESG disclosures could result in reputational harm when investors compare us to other companies, and could cause certain investors to be unwilling to invest in our stock which could adversely impact our stock price.

Our international activities may subject us to risks that are different from or greater than those associated with our domestic operations.

As of December 31, 2022, we held interests in consolidated and joint venture properties that operate in Austria, Canada, France, Italy, Germany, Japan, Malaysia, Mexico, the Netherlands, South Korea, Spain, Thailand, and the United Kingdom. We also have an equity stake in Klépierre, a publicly traded European real estate company, which operates in 14 countries in Europe. Accordingly, our operating results and the value of our international operations may be impacted by any unhedged movements in the foreign currencies in which those operations transact and in which our net investment in those international operations is held. While we occasionally enter into hedging agreements to manage our exposure to changes in foreign exchange rates, these agreements may not eliminate foreign currency risk entirely.

We may pursue additional investment, ownership, development and redevelopment/expansion opportunities outside the United States. Such international activities carry risks that are different from those we face with our domestic properties and operations. These risks include, but are not limited to:

●	adverse effects of changes in exchange rates for foreign currencies;
●	changes in foreign political and economic environments, regionally, nationally, and locally;
●	impact from international trade disputes and the associated impact on our tenants’ supply chain and consumer spending levels;
●	challenges of complying with a wide variety of foreign laws, including corporate governance, operations, taxes and litigation;
●	the risk that we, our employees and/or agents could violate anti-bribery, anti-corruption and international trade laws in the U.S., such as the U.S. Foreign Corrupt Practices Act, and certain foreign countries, such as the U.K. Bribery Act, which could result in criminal or civil sanctions and/or fines, negatively impact our reputation, or require us to incur significant expenses to investigate;
●	differing lending practices;
●	differences in cultures and consumer retail behavior;
●	changes in applicable laws and regulations in the United States that affect international operations;
●	changes in applicable laws and regulations in these foreign jurisdictions;
●	difficulties in managing international operations;
●	obstacles to the repatriation of earnings and cash; and
●	labor discord, political or civil unrest, acts of terrorism, epidemics and pandemics, including COVID-19, the fear of spread of contagious diseases, supply chain disruptions or the threat of international boycotts.

Our international activities represented approximately 7.7% of consolidated net income and 8.9% of our net operating income, or NOI, for the year ended December 31, 2022. To the extent that we expand our international activities, the above risks could increase in significance, which in turn could have a material adverse effect on us.

Our success depends, in part, on our ability to attract, retain and develop talented employees, and our failure to do so, including the loss of any one of our key personnel, could adversely impact our business.

The success of our business depends, in part, on the leadership and performance of our executive management team and key employees, including our CEO, who operate without the existence of employment agreements. Many of our senior executives have extensive experience and strong reputations in the real estate industry, which aid us in identifying opportunities and negotiating with tenants. Our ability to attract, retain and motivate talented employees, and develop talent internally, could significantly impact our future performance. Competition for these individuals is intense, and we cannot assure you that we will retain our executive management team and other key employees or that we will be able to attract, retain and/or develop other highly qualified individuals for these positions in the future. Additionally, the compensation and benefits packages we may need to offer to remain competitive for these individuals could increase the cost of replacement and retention. Losing any one or more of these persons could adversely affect our business, disrupt short-term operational performance, diminish our opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and others, which could have a material adverse effect on us.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

United States Properties

Our U.S. properties primarily consist of malls, Premium Outlets, The Mills, lifestyle centers and other retail properties. These properties contain an aggregate of approximately 172.6 million square feet of gross leasable area, or GLA.

Malls typically contain at least one department store anchor or a combination of anchors and big box retailers with a wide variety of smaller stores connecting the anchors. Additional stores are usually located along the perimeter of the parking area. Our 94 malls are generally enclosed centers and range in size from approximately 270,000 to 2.7 million square feet of GLA.

Premium Outlets generally contain a wide variety of designer and manufacturer stores located in open-air centers. Our 69 Premium Outlets range in size from approximately 150,000 to 900,000 square feet of GLA. The Premium Outlets are generally located within a close proximity to major metropolitan areas and/or tourist destinations.

The 14 properties in The Mills generally range in size from 1.2 million to 2.4 million square feet of GLA and are located in major metropolitan areas. They have a combination of traditional mall, outlet center, big box retailers and entertainment uses.

We also have interests in six lifestyle centers and 13 other retail properties. The lifestyle centers range in size from 170,000 to 950,000 square feet of GLA. The other retail properties range in size from approximately 200,000 to 1.6 million square feet of GLA and are considered non-core to our business model.

As of December 31, 2022, approximately 94.9% of the owned GLA in malls and Premium Outlets was leased and approximately 98.2% of the owned GLA for The Mills was leased.

We wholly own 130 of our properties, effectively control 11 properties in which we have a joint venture interest, and hold the remaining 55 properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 188 properties in the United States. Certain of our joint venture properties are subject to various rights of first refusal, buy-sell provisions, put and call rights, or other sale or marketing rights for partners which are customary in real estate partnership agreements and the industry. We and our partners in these joint ventures may initiate these provisions (subject to any applicable lock up or similar restrictions) which may result in either the sale of our interest or the use of available cash or borrowings, or the use of Operating Partnership units, to acquire the joint venture interest from our partner.

We own an 80% noncontrolling interest in TRG, which has an interest in 20 regional, super-regional, and outlet malls in the U.S. Our effective ownership in these properties, through our investment in TRG, ranges from 38.8% to 80%.

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

The following property table summarizes certain data for our malls, Premium Outlets, The Mills, lifestyle centers and other retail properties located in the United States, including Puerto Rico, as of December 31, 2022.

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Larger Retailers and Uses
	Malls
1.	Apple Blossom Mall	VA	Winchester	Fee	49.1	% (4)	Acquired 1999	87.2%	473,915	Belk, JCPenney, AMC Cinemas
2.	Auburn Mall	MA	Auburn	Fee	56.4	% (4)	Acquired 1999	96.5%	499,457	Macy's, Reliant Medical (15)
3.	Aventura Mall (1)	FL	Miami Beach (Miami)	Fee	33.3	% (4)	Built 1983	97.4%	2,121,975	Bloomingdale's, Macy's (8), JCPenney, Nordstrom, Equinox Fitness Clubs, AMC Theatres
4.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	96.0%	1,450,887	Nordstrom, Macy's, Dillard's (8), JCPenney, AMC Theatres
5.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	95.8%	1,203,279	Macy's, Dillard's (8), JCPenney
6.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	97.5%	690,651	Kohl's, Marcus Cinema 16, Dave & Buster's, Steinhafel Furniture, Hy-Vee
7.	Brea Mall	CA	Brea (Los Angeles)	Fee	100.0%		Acquired 1998	96.2%	1,281,227	Nordstrom, Macy's (8), JCPenney, Life Time (6)
8.	Briarwood Mall	MI	Ann Arbor	Fee	50.0	% (4)	Acquired 2007	92.4%	978,329	Macy's, JCPenney, Von Maur, Hilton Garden Inn (15), Towne Place Suites by Marriott (15)
9.	Brickell City Centre (1)	FL	Miami	Fee	25.0	% (4)	Built 2016	86.9%	476,600	Saks Fifth Avenue, Cinemex, EAST Miami Hotel (15)
10.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	99.0%	608,739	Dillard's, JCPenney, Dick's Sporting Goods, HomeGoods, Party City
11.	Burlington Mall	MA	Burlington (Boston)	Fee and Ground Lease (2026) (7)	100.0%		Acquired 1998	91.7%	1,254,267	Macy's, Nordstrom, Crate & Barrel, Primark, Arhaus Furniture
12.	Cape Cod Mall	MA	Hyannis	Fee and Ground Leases (2029-2073) (7)	56.4	% (4)	Acquired 1999	90.8%	712,338	Macy's (8), Best Buy, Marshalls, Barnes & Noble, Regal Cinema, Target, Dick's Sporting Goods, Planet Fitness
13.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	94.3%	1,381,091	Macy's, Von Maur, JCPenney, Dick's Sporting Goods, AMC Theatres
14.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2027) (7)	100.0%		Built 1974	99.4%	1,245,051	Macy's, Dillard's (8), JCPenney, Sears, Cinemark Theatres
15.	Coconut Point	FL	Estero	Fee	50.0	% (4)	Built 2006	91.8%	1,204,908

Dillard's, Barnes & Noble (10), Best Buy, DSW, Office Max, PetSmart, Ross, T.J. Maxx, Super Target, Michael's, Total Wine & More, JoAnn Fabrics, CTS, Home Centric, PGA Superstore (6), Hyatt Place Coconut Point (15), TownePlace Suites by Marriott (15)

16.	College Mall	IN	Bloomington	Fee and Ground Lease (2048) (7)	100.0%		Built 1965	81.6%	610,168	Target, Dick's Sporting Goods, Bed Bath & Beyond (13), Fresh Thyme
17.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	93.9%	763,262	Macy's (8), JCPenney, Barnes & Noble, DSW, Home Goods, Dick's Sporting Goods, JoAnn Fabrics (6)
18.	Copley Place	MA	Boston	Fee	94.4	% (11)	Acquired 2002	90.7%	1,263,516	Neiman Marcus, Saks Fifth Avenue Men's, Boston Marriott Copley Place (15), The Westin Copley Place (15)
19.	Coral Square	FL	Coral Springs (Miami)	Fee	97.2%		Built 1984	96.1%	944,160	Macy's (8), JCPenney, Kohl's
20.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	98.2%	926,223	Dillard's, Belk, Best Buy, Bed Bath & Beyond, Cost Plus World Market, Ross, Dick's Sporting Goods
21.	Dadeland Mall	FL	Miami	Fee	50.0	% (4)	Acquired 1997	99.7%	1,511,826	Saks Fifth Avenue, Macy's (8), JCPenney, AC Hotel by Marriott
22.	Del Amo Fashion Center	CA	Torrance (Los Angeles)	Fee	50.0	% (4)	Acquired 2007	95.7%	2,524,077	Nordstrom, Macy's (8), JCPenney, Marshalls, Barnes & Noble, JoAnn Fabrics, AMC Theatres, Dick's Sporting Goods, Dave & Buster's, Mitsuwa Marketplace
23.	Domain, The	TX	Austin	Fee	100.0%		Built 2006	93.8%	1,234,447	Neiman Marcus, Macy's, Dillard's, Dick's Sporting Goods, iPic Theaters, Arhaus Furniture, Punch Bowl Social, Westin Austin at The Domain, Lone Star Court (15), (16)
24.	Empire Mall	SD	Sioux Falls	Fee and Ground Lease (2033) (7)	100.0%		Acquired 1998	91.4%	1,169,321	Macy's, JCPenney, Hy-Vee, Dick's Sporting Goods, Dillard's (6)
25.	Falls, The	FL	Miami	Fee	50.0	% (4)	Acquired 2007	98.2%	711,653	Macy's, Regal Cinema, The Fresh Market, LifeTime Athletic (6)
26.	Fashion Centre at Pentagon City, The	VA	Arlington (Washington, DC)	Fee	42.5	% (4)	Built 1989	95.3%	1,037,375	Nordstrom, Macy's, The Ritz-Carlton (15)
27.	Fashion Mall at Keystone, The	IN	Indianapolis	Fee and Ground Lease (2067) (7)	100.0%		Acquired 1997	97.9%	715,809	Saks Fifth Avenue, Crate & Barrel, Nordstrom, Keystone Art Cinema, Sheraton (15)

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Larger Retailers and Uses
28.	Fashion Valley	CA	San Diego	Fee	50.0	% (4)	Acquired 2001	96.7%	1,728,327	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, JCPenney, AMC Theatres, Forever 21, The Container Store
29.	Firewheel Town Center	TX	Garland (Dallas)	Fee	100.0%		Built 2005	92.8%	996,231	Dillard's, Macy's, Barnes & Noble, DSW, AMC Theatres, Dick's Sporting Goods, Kids Empire/Hapik, Fairfield Inn by Marriott (14), (16)
30.	Florida Mall, The	FL	Orlando	Fee	50.0	% (4)	Built 1986	96.2%	1,727,028	Macy's, Dillard's, JCPenney, Sears, H&M, Zara, American Girl, Dick's Sporting Goods, Crayola Experience, Primark (6), The Florida Hotel and Conference Center (15)
31.	Forum Shops at Caesars Palace, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	98.6%	677,346	Caesars Palace Las Vegas Hotel and Casino (15)
32.	Galleria, The	TX	Houston	Fee	50.4	% (4)	Acquired 2002	94.7%	2,011,293	Saks Fifth Avenue, Neiman Marcus, Nordstrom, Macy's, The Westin Galleria (15), The Westin Oaks (15), Life Time Tennis
33.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%		Acquired 1979	97.7%	1,286,781	Macy's, Von Maur, JCPenney, Dick's Sporting Goods, Barnes & Noble, Regal Cinema, Dave & Buster's
34.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2067) (7)	100.0%		Acquired 1998	97.1%	1,237,364	Macy's, Dillard's, JCPenney, Belk
35.	King of Prussia	PA	King of Prussia (Philadelphia)	Fee	100.0%		Acquired 2003	97.1%	2,719,095	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Arhaus Furniture, Dick's Sporting Goods, Primark
36.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (2040) (7)	100.0%		Built 1976	98.5%	1,314,054	Macy's (8), Dillard's, JCPenney, Wingate by Wyndham (15)
37.	Lakeline Mall	TX	Cedar Park (Austin)	Fee	100.0%		Built 1995	95.5%	1,098,861	Dillard's (8), Macy's, JCPenney, AMC Theatres
38.	Lehigh Valley Mall	PA	Whitehall	Fee	50.0	% (4)	Acquired 2003	95.0%	1,196,432	Macy's, JCPenney, Boscov's, Barnes & Noble, Michael's, Dave & Buster's
39.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	97.9%	1,549,775	Neiman Marcus, Bloomingdale's, Macy's, JW Marriott (15), Hyatt Centric (14)
40.	Mall at Rockingham Park, The	NH	Salem (Boston)	Fee	28.2	% (4)	Acquired 1999	95.2%	1,064,794	JCPenney, Macy's, Dick's Sporting Goods, Cinemark Theatre
41.	Mall of Georgia	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	96.2%	1,840,255	Dillard's, Macy's, JCPenney, Belk, Dick's Sporting Goods, Barnes & Noble, Havertys Furniture, Regal Cinema, Von Maur
42.	Mall of New Hampshire, The	NH	Manchester	Fee and Ground Lease (2024-2027) (7)	56.4	% (4)	Acquired 1999	96.6%	803,868	Macy's, JCPenney, Best Buy, Dick's Sporting Goods, Dave & Buster's
43.	McCain Mall	AR	N. Little Rock	Fee	100.0%		Built 1973	95.3%	796,306	Dillard's, JCPenney, Regal Cinema
44.	Meadowood Mall	NV	Reno	Fee	50.0	% (4)	Acquired 2007	98.7%	929,119	Macy's (8), JCPenney, Dick's Sporting Goods, Crunch Fitness, Round 1
45.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	96.3%	1,305,037	Nordstrom, Macy's, Barnes & Noble, AMC Dine-In Theatre
46.	Miami International Mall	FL	Miami	Fee	47.8	% (4)	Built 1982	100.0%	1,081,644	Macy's (8), JCPenney, Kohl's
47.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	99.2%	643,845	Dillard's (8), JCPenney, Ross, Dick's Sporting Goods
48.	Miller Hill Mall	MN	Duluth	Fee	100.0%		Built 1973	93.8%	829,541	JCPenney, Barnes & Noble, DSW, Dick's Sporting Goods, Essentia Health West, Essentia Health East
49.	North East Mall	TX	Hurst (Dallas)	Fee	100.0%		Built 1971	97.2%	1,645,005	Dillard's, Macy's, JCPenney, Dick's Sporting Goods, Cinemark Theatres
50.	Northshore Mall	MA	Peabody (Boston)	Fee	56.4	% (4)	Acquired 1999	91.2%	1,528,889	JCPenney, Nordstrom, Macy's (8), Barnes & Noble, Shaw's Grocery, The Container Store, Tesla Sales and Service, Life Time Athletic, L.L. Bean (6), Arhaus Furniture (6)
51.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%		Acquired 1998	92.9%	886,584	Macy's, Boscov's, JCPenney, LA Fitness, HomeSense, Ulta
52.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	99.0%	1,231,104	Macy's, JCPenney, Dave & Buster's, Von Maur
53.	Oxford Valley Mall	PA	Langhorne (Philadelphia)	Fee	85.5%		Acquired 2003	80.0%	1,174,100	Macy's, JCPenney, United Artists Theatre
54.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	94.6%	1,083,693	Macy's, Dillard's (8), JCPenney, AMC Theatres, The Container Store
55.	Pheasant Lane Mall	NH	Nashua	-	—	% (12)	Acquired 2002	95.7%	979,595	JCPenney, Target, Macy's, Dick's Sporting Goods
56.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	94.1%	908,090	Saks Fifth Avenue, Nordstrom, AMC Theatres, Arhaus Furniture, Legoland Discovery Center, AC Hotel by Marriott, Life Time Athletic, Life Time Work, Nobu Hotel and Restaurant, (16)

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Larger Retailers and Uses
57.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		Acquired 2004	88.0%	1,156,323	JCPenney, Tiendas Capri, Econo, T.J. Maxx, Caribbean Cinemas, Burlington
58.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2040) (7)	100.0%		Built 1972	84.6%	719,289	Dillard's, JCPenney, Cinemark Theatres, Kohl's, Dick's Sporting Goods, T.J. Maxx/HomeGoods
59.	Quaker Bridge Mall	NJ	Lawrenceville	Fee	50.0	% (4)	Acquired 2003	92.2%	1,081,213	Macy's, JCPenney
60.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	96.5%	1,245,980	Macy's, JCPenney, Raymour & Flanigan
61.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090) (7)	100.0%		Acquired 1998	95.3%	2,339,241	Bloomingdale's, Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, AMC Entertainment, XSport Fitness, Neiman Marcus, Primark, Residence Inn by Marriott
62.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	99.2%	1,059,831	JCPenney, Nordstrom, L.L. Bean, Macy's (8), Crate & Barrel, Dick's House of Sport (6)
63.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	95.4%	693,275	Macy's, Forever 21
64.	Shops at Chestnut Hill, The	MA	Chestnut Hill (Boston)	Fee	94.4%		Acquired 2002	99.4%	470,062	Bloomingdale's (8)
65.	Shops at Clearfork, The	TX	Fort Worth	Fee	45.0	% (4)	Built 2017	96.6%	546,734	Neiman Marcus, Arhaus Furniture, AMC Theatres, Pinstripes, (16)
66.	Shops at Crystals, The	NV	Las Vegas	Fee	50.0	% (4)	Acquired 2016	90.1%	270,321	Aria Resort and Casino (15)
67.	Shops at Mission Viejo, The	CA	Mission Viejo (Los Angeles)	Fee	51.0	% (4)	Built 1979	96.6%	1,235,937	Nordstrom, Macy's (8), Dick's Sporting Goods
68.	Shops at Nanuet, The	NY	Nanuet	Fee	100.0%		Redeveloped 2013	80.2%	757,953	Regal Cinema, 24 Hour Fitness, At Home, Stop & Shop
69.	Shops at Riverside, The	NJ	Hackensack (New York)	Fee	100.0%		Acquired 2007	94.1%	726,571	Bloomingdale's, Barnes & Noble, Arhaus Furniture, AMC Theatres, Life Time Studio
70.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0	% (4) (2)	Acquired 1995	96.3%	1,249,956	Macy's (8), Dick's Sporting Goods, Barnes & Noble, L.L. Bean, Primark (6), Stony Brook Medical (6)
71.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	95.3%	1,128,032	Macy's (8), Barnes & Noble, AMC Cinemas, Dick's Sporting Goods, Target, DSW, Ulta, Von Maur (6)
72.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	93.5%	1,590,682	Macy's, Sears, Nordstrom, Target, Primark
73.	Southdale Center	MN	Edina (Minneapolis)	Fee	100.0%		Acquired 2007	89.1%	1,102,671	Macy's, AMC Theatres, Dave & Buster's, RH Minneapolis, Life Time Athletic, Life Time Work/Sport, Kowalski's Grocery (6), Homewood Suites by Hilton, (16)
74.	SouthPark	NC	Charlotte	Fee and Ground Lease (2040) (9)	100.0%		Acquired 2002	97.4%	1,688,401	Neiman Marcus, Nordstrom, Macy's, Dillard's, Belk, Dick's Sporting Goods, Crate & Barrel, The Container Store, (16)
75.	Springfield Mall (1)	PA	Springfield (Philadelphia)	Fee	50.0	% (4)	Acquired 2005	95.5%	610,135	Macy's, Target
76.	St. Charles Towne Center	MD	Waldorf (Washington, DC)	Fee	100.0%		Built 1990	84.8%	980,164	Macy's (8), JCPenney, Kohl's, Dick Sporting Goods, AMC Theatres
77.	St. Johns Town Center	FL	Jacksonville	Fee	50.0	% (4)	Built 2005	96.4%	1,456,609	Nordstrom, Dillard's, Arhaus Furniture, Dick's Sporting Goods, Barnes & Noble, RH Jacksonville, Homewood Suites by Hilton (15), AC Hotel by Marriott (6)
										Target, Ashley Furniture Home Store, Ross, DSW, JoAnn Fabrics, PetsMart, Marshalls
78.	Stanford Shopping Center	CA	Palo Alto (San Jose)	Ground Lease (2064)	94.4	% (11)	Acquired 2003	97.7%	1,291,362	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Crate and Barrel, The Container Store, RH Palo Alto (6)
79.	Stoneridge Shopping Center	CA	Pleasanton (San Francisco)	Fee	49.9	% (4)	Acquired 2007	94.5%	1,299,747	Macy's (8), JCPenney, Arhaus Furniture (6)
80.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	92.1%	773,839	Dillard's (8), Macy's, Arhaus Furniture
81.	Tacoma Mall	WA	Tacoma (Seattle)	Fee	100.0%		Acquired 1987	93.7%	1,245,167	Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, Nordstrom Rack, Total Wine and More, Ulta, Kohl's
82.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	84.4%	864,755	Macy's, JCPenney, Kohl's, Dick's Sporting Goods, Malibu Jack's
83.	Town Center at Boca Raton	FL	Boca Raton (Miami)	Fee	100.0%		Acquired 1998	97.2%	1,779,508	Saks Fifth Avenue, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Crate & Barrel, The Container Store, Joseph's Classic Market, Arhaus Furniture
84.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	99.8%	1,157,209	Dillard's, Von Maur, JCPenney, Round 1, Scheels (6)

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA		Selected Larger Retailers and Uses
85.	Treasure Coast Square	FL	Jensen Beach	Fee	100.0%		Built 1987	90.2%	875,148		Macy's, Dillard's, JCPenney, Regal Cinema
86.	Tyrone Square	FL	St. Petersburg (Tampa)	Fee	100.0%		Built 1972	91.3%	961,189		Macy's, Dillard's, JCPenney, DSW, Cobb 10 Luxury Theatres, Dick's Sporting Goods, Hitchcock's Green Market, PetSmart
87.	University Park Mall	IN	Mishawaka	Fee	100.0%		Built 1979	92.6%	918,823		Macy's, JCPenney, Barnes & Noble
88.	Walt Whitman Shops	NY	Huntington Station (New York)	Fee and Ground Lease (2052) (7)	100.0%		Acquired 1998	92.9%	1,084,200		Saks Fifth Avenue, Bloomingdale’s, Macy’s
89.	West Town Mall	TN	Knoxville	Fee and Ground Lease (2042)	50.0	% (4)	Acquired 1991	97.6%	1,282,228		Belk (8), Dillard’s, JCPenney, Regal Cinebarre Theatre, Dick's House of Sport, Tesla Sales and Service
90.	Westchester, The	NY	White Plains (New York)	Fee	40.0	% (4)	Acquired 1997	93.2%	805,026		Neiman Marcus, Nordstrom, Crate and Barrel, Arhaus Furniture
91.	White Oaks Mall	IL	Springfield	Fee	80.7%		Built 1977	71.4%	942,837		Macy's, Dick's Sporting Goods, LA Fitness, Michael's, State of Illinois Department of Central Management Services (6)
92.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	98.6%	1,151,438		Macy's, Dillard's, JCPenney, Malco Theatres, Courtyard by Marriott (14)
93.	Woodfield Mall	IL	Schaumburg (Chicago)	Fee	50.0	% (4)	Acquired 2012	94.7%	2,153,078		Nordstrom, Macy's, JCPenney, Enterrium, Peppa Pig World of Play
94.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%		Acquired 2002	97.8%	1,236,902		Macy's, Dillard's, JCPenney, Scheel's (6), Holiday Inn Express (15), Courtyard by Marriott (15)
	Total Mall GLA								107,200,443	(18)

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
	Premium Outlets
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis)	Fee	100.0%		Acquired 2004	87.8%	328,432	Coach, Gap Outlet, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Under Armour
2.	Allen Premium Outlets	TX	Allen (Dallas)	Fee	100.0%		Acquired 2004	99.3%	548,443

Adidas, Armani Outlet, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Staybridge Suites (14), The North Face, Tommy Hilfiger, Tory Burch, Under Armour

3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%		Acquired 2004	85.1%	271,249	Calvin Klein, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour
4.	Birch Run Premium Outlets	MI	Birch Run (Detroit)	Fee	100.0%		Acquired 2010	89.0%	593,698	Adidas, Calvin Klein, Coach, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Pottery Barn/Williams-Sonoma Outlet, Tommy Hilfiger, The North Face, Under Armour
5.	Camarillo Premium Outlets	CA	Camarillo (Los Angeles)	Fee	100.0%		Acquired 2004	98.7%	691,550

Adidas, Calvin Klein, Coach, Columbia Sportswear, Giorgio Armani, H&M, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

6.	Carlsbad Premium Outlets	CA	Carlsbad (San Diego)	Fee	100.0%		Acquired 2004	99.0%	288,926	Adidas, Calvin Klein, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tory Burch, Under Armour
7.	Carolina Premium Outlets	NC	Smithfield (Raleigh)	Fee	100.0%		Acquired 2004	96.3%	438,730	Adidas, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
8.	Charlotte Premium Outlets	NC	Charlotte	Fee	50.0	% (4)	Built 2014	98.0%	398,353	Adidas, Coach, Columbia Sportswear, Gap Outlet, Guess, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Under Armour
9.	Chicago Premium Outlets	IL	Aurora (Chicago)	Fee	100.0%		Built 2004	98.4%	687,157	Adidas, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, RH Outlet, Saks Fifth Avenue Off 5th, Under Armour
10.	Cincinnati Premium Outlets	OH	Monroe (Cincinnati)	Fee	100.0%		Built 2009	98.4%	398,957	Adidas, Calvin Klein, Coach, Gap Outlet, J.Crew, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Tory Burch, Under Armour
11.	Clarksburg Premium Outlets	MD	Clarksburg (Washington, DC)	Fee	66.0	% (4)	Built 2016	89.3%	390,120

Armani Outlet, A/X Armani Exchange, Adidas, Calvin Klein, Coach, Columbia Sportswear, Express, Kate Spade New York, Lafayette 148 New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Tommy Hilfiger, Tory Burch, Under Armour, Vince

12.	Clinton Premium Outlets	CT	Clinton	Fee	100.0%		Acquired 2004	100.0%	276,225	Adidas, Calvin Klein, Coach, Gap Outlet, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Under Armour
13.	Denver Premium Outlets	CO	Thornton (Denver)	Fee	100.0%		Built 2018	100.0%	328,101

Adidas, A/X Armani Exchange, Calvin Klein, Coach, Gap Outlet, H&M, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Tory Burch, Under Armour, Vineyard Vines, Staybridge Suites (15)

14.	Desert Hills Premium Outlets	CA	Cabazon (Palm Springs)	Fee	100.0%		Acquired 2004	99.8%	652,137

Alexander McQueen, Armani Outlet, Balenciaga, Bottega Veneta, Brunello Cucinelli, Burberry, Coach, Ermenegildo Zegna, Fendi, Gucci, Jimmy Choo, Loro Piana, Marc Jacobs, Moncler, Mulberry, Neiman Marcus Last Call, Nike, Polo Ralph Lauren, Prada, Saint Laurent Paris, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Stuart Weitzman, Tory Burch, Valentino

15.	Ellenton Premium Outlets	FL	Ellenton (Tampa)	Fee	100.0%		Acquired 2010	98.4%	477,162	Adidas, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Under Armour
16.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%		Acquired 2004	87.6%	298,038	Adidas, Banana Republic, Calvin Klein, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Tommy Hilfiger, Under Armour

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest		Year Built
				(Expiration if	Legal	Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership	Acquired	Occupancy (5)	Total GLA	Selected Tenants
17.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%	Acquired 2004	85.1%	578,505	Adidas, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger
18.	Gloucester Premium Outlets	NJ	Blackwood (Philadelphia)	Fee	66.7%	Built 2015	90.4%	378,508

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Columbia Sportswear, Gap Outlet, Guess, Levi's, J. Crew, Loft Outlet, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Under Armour, Vera Bradley

19.	Grand Prairie Premium Outlets	TX	Grand Prairie (Dallas)	Fee	100.0%	Built 2012	98.9%	423,684

Banana Republic, Bloomingdale's The Outlet Store, Coach, Columbia Sportswear, Kate Spade New York, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Bahama, Tommy Hilfiger, Under Armour

20.	Grove City Premium Outlets	PA	Grove City (Pittsburgh)	Fee	100.0%	Acquired 2010	82.9%	531,059

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour

21.	Gulfport Premium Outlets	MS	Gulfport	Ground Lease (2059)	100.0%	Acquired 2010	91.4%	300,179	Banana Republic, Chico's, Coach, Gap Outlet, H&M, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
22.	Hagerstown Premium Outlets	MD	Hagerstown (Baltimore/Washington, DC)	Fee	100.0%	Acquired 2010	56.1%	485,633	Adidas, American Eagle Outfitters, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Kate Spade New York, Loft Outlet, The North Face, Under Armour
23.	Houston Premium Outlets	TX	Cypress (Houston)	Fee	100.0%	Built 2008	99.8%	548,219

Ann Taylor, A/X Armani Exchange, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Gap Outlet, Giorgio Armani, Holiday Inn Express (15), Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Tory Burch, Victoria's Secret

24.	Indiana Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%	Acquired 2004	91.1%	378,015	Adidas, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
25.	Jackson Premium Outlets	NJ	Jackson (New York)	Fee	100.0%	Acquired 2004	95.9%	285,595	Adidas, American Eagle Outfitters, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Loft Outlet, Kate Spade New York, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
26.	Jersey Shore Premium Outlets	NJ	Tinton Falls (New York)	Fee	100.0%	Built 2008	100.0%	434,491

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour, Vineyard Vines

27.	Johnson Creek Premium Outlets	WI	Johnson Creek	Fee	100.0%	Acquired 2004	87.6%	277,663	Adidas, Banana Republic, Calvin Klein, Gap Outlet, Loft Outlet, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
28.	Kittery Premium Outlets	ME	Kittery	Fee and Ground Lease (2049) (7)	100.0%	Acquired 2004	86.2%	259,480

Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Express Factory Outlet, Gap Outlet, J.Crew, Kate Spade New York, New Balance, Nike, Polo Ralph Lauren, Tommy Hilfiger, Tumi

29.	Las Americas Premium Outlets	CA	San Diego	Fee	100.0%	Acquired 2007	99.3%	554,300

Adidas, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Giorgio Armani, Guess, Kate Spade New York, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour

30.	Las Vegas North Premium Outlets	NV	Las Vegas	Fee	100.0%	Built 2003	98.2%	676,270

All Saints, Armani Outlet, A/X Armani Exchange, Banana Republic, Burberry, Canali, CH Carolina Herrera, Cheesecake Factory, Coach, David Yurman, Dolce & Gabbana, Etro, Jimmy Choo, John Varvatos, Lululemon, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Roberto Cavalli, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Shake Shack, Tory Burch

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
31.	Las Vegas South Premium Outlets	NV	Las Vegas	Fee	100.0%		Acquired 2004	98.9%	535,765

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour

32.	Lee Premium Outlets	MA	Lee	Fee	100.0%		Acquired 2010	95.3%	224,717	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Kate Spade New York, Levi's, Loft Outlet, Michael Kors, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Under Armour
33.	Leesburg Premium Outlets	VA	Leesburg (Washington, DC)	Fee	100.0%		Acquired 2004	100.0%	478,218

Adidas, Ann Taylor, Armani Outlet, A/X Armani Exchange, Brooks Brothers, Burberry, Coach, Columbia Sportswear, J.Crew,  Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, RH Outlet, Salvatore Ferragamo, Tory Burch, Under Armour, Vineyard Vines, Williams-Sonoma

34.	Lighthouse Place Premium Outlets	IN	Michigan City (Chicago, IL)	Fee	100.0%		Acquired 2004	88.1%	454,790	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, Guess, H&M, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour
35.	Merrimack Premium Outlets	NH	Merrimack	Fee	100.0%		Built 2012	98.7%	408,896

Ann Taylor, Banana Republic, Barbour, Bloomingdale's The Outlet Store, Brooks Brothers, Calvin Klein, Coach, J.Crew, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Tory Burch, Under Armour, Vineyard Vines

36.	Napa Premium Outlets	CA	Napa	Fee	100.0%		Acquired 2004	94.4%	179,427	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger
37.	Norfolk Premium Outlets	VA	Norfolk	Fee	65.0	% (4)	Built 2017	90.6%	332,284

A/X Armani Exchange, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, H&M, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Puma, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

38.	North Bend Premium Outlets	WA	North Bend (Seattle)	Fee	100.0%		Acquired 2004	77.6%	189,132	Banana Republic, Coach, Gap Outlet, Levi's, Kate Spade New York, Michael Kors, Nike, Skechers, Under Armour
39.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%		Acquired 2004	94.7%	540,753

Ann Taylor, Armani Outlet, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Pottery Barn, The North Face, Tommy Hilfiger, Tory Burch, West Elm, Williams-Sonoma

40.	Orlando International Premium Outlets	FL	Orlando	Fee	100.0%		Acquired 2010	99.0%	774,225

Adidas, Armani Outlet, Calvin Klein, Carhartt, Coach, Columbia Sportswear, H&M,  J.Crew, Karl Lagerfeld, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, St. John, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

41.	Orlando Vineland Premium Outlets	FL	Orlando	Fee	100.0%		Acquired 2004	98.6%	657,586

Adidas, All Saints, Armani Outlet, Bally, Bottega Veneta, Brunello Cucinelli, Burberry, Calvin Klein, Carolina Herrera, Coach, Ermenegildo Zegna, Jimmy Choo, Kate Spade New York, Lacoste, Lululemon, Michael Kors, Nike, Prada, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, TAG Heuer, The North Face, Tod's, Tommy Hilfiger, Tory Burch, Under Armour, Versace

42.	Petaluma Village Premium Outlets	CA	Petaluma (San Francisco)	Fee	100.0%		Acquired 2004	92.8%	201,656	Adidas, Banana Republic, Brooks Brothers, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger
43.	Philadelphia Premium Outlets	PA	Limerick (Philadelphia)	Fee	100.0%		Built 2007	96.8%	549,155

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, H&M, J.Crew, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, RH Outlet, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
44.	Phoenix Premium Outlets	AZ	Chandler (Phoenix)	Ground Lease (2077)	100.0%		Built 2013	94.6%	356,508

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Factory Store, Guess, Kate Spade New York, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Bahama, Tommy Hilfiger, Tumi, Under Armour

45.	Pismo Beach Premium Outlets	CA	Pismo Beach	Fee	100.0%		Acquired 2010	92.2%	147,603	Calvin Klein, Coach, Guess, Kate Spade New York, Levi's, Nike, Polo Ralph Lauren, Skechers, Tommy Hilfiger
46.	Pleasant Prairie Premium Outlets	WI	Pleasant Prairie (Chicago, IL/Milwaukee)	Fee	100.0%		Acquired 2010	90.9%	402,410

Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, Kate Spade New York, J.Crew, Lacoste, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

47.	Puerto Rico Premium Outlets	PR	Barceloneta	Fee	100.0%		Acquired 2010	96.8%	353,161	Adidas, Calvin Klein, Coach, Gap Outlet, Invicta, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Puma, Tommy Hilfiger
48.	Queenstown Premium Outlets	MD	Queenstown (Baltimore)	Fee	100.0%		Acquired 2010	90.6%	289,421

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, St. John, Tommy Bahama, Under Armour

49.	Rio Grande Valley Premium Outlets	TX	Mercedes (McAllen)	Fee	100.0%		Built 2006	88.6%	603,929

Adidas, Ann Taylor, Armani Outlet, A/X Armani Exchange, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, H&M, Kate Spade New York, Levi's, Michael Kors, Nike, Pandora, Polo Ralph Lauren, Tommy Hilfiger, Under Armour

50.	Round Rock Premium Outlets	TX	Round Rock (Austin)	Fee	100.0%		Built 2006	99.2%	498,409

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Duluth Trading Company, Gap Outlet, J.Crew, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour, Embassy Suites (15), (16)

51.	San Francisco Premium Outlets	CA	Livermore (San Francisco)	Fee and Ground Lease (2026) (9)	100.0%		Built 2012	97.1%	697,167

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

52.	San Marcos Premium Outlets	TX	San Marcos (Austin/San Antonio)	Fee	100.0%		Acquired 2010	97.5%	738,456

Armani Outlet, Banana Republic, Burberry, CH Carolina Herrera, Gucci, J. Crew, Jimmy Choo, Kate Spade New York, Lacoste, Lululemon, Neiman Marcus Last Call, Marc Jacobs, Michael Kors, Pandora, Polo Ralph Lauren, Pottery Barn, Prada, RH Outlet, Saint Laurent Paris, Salvatore Ferragamo, Stuart Weitzman, The North Face, Tommy Bahama, Tory Burch, Versace, Vineyard Vines

53.	Seattle Premium Outlets	WA	Tulalip (Seattle)	Ground Lease (2079)	100.0%		Built 2005	97.4%	554,515

Adidas, Ann Taylor, Arc'teryx, Armani Outlet, Banana Republic, Burberry, Calvin Klein, Coach, Columbia Sportswear, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Stuart Weitzman, The North Face, Tommy Bahama, Tommy Hilfiger, Tory Burch, Under Armour

54.	Silver Sands Premium Outlets	FL	Destin	Fee	50.0	% (4)	Acquired 2012	89.0%	450,989

Adidas, Banana Republic, Brooks Brothers, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Puma, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Tory Burch, Under Armour, Vera Bradley

55.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonville)	Fee	100.0%		Acquired 2004	100.0%	327,713

Adidas,  Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet,  J.Crew, Kate Spade New York, Lucky Brand, Nike, Polo Ralph Lauren, Puma, St. John, Tommy Hilfiger, Under Armour

56.	St. Louis Premium Outlets	MO	St. Louis (Chesterfield)	Fee	60.0	% (4)	Built 2013	96.6%	351,174	Adidas, Ann Taylor, Brooks Brothers, Coach, Gap Outlet, H&M, J. Crew, Kate Spade New York, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Puma, Tommy Hilfiger, Ugg, Under Armour, Vera Bradley

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
57.	Tampa Premium Outlets	FL	Lutz (Tampa)	Fee	100.0%		Built 2015	100.0%	459,837

Adidas, A/X Armani Outlet, Banana Republic, BJ's Restaurant and Brewhouse, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J. Crew, Kate Spade New York, Lucky Brand, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Puma, Saks 5th Avenue Off 5th, Tommy Hilfiger, Tumi, Under Armour

58.	Tanger Outlets - Columbus (1)	OH	Sunbury (Columbus)	Fee	50.0	% (4)	Built 2016	98.7%	355,243	Banana Republic, Brooks Brothers, Coach, Kate Spade New York, Nike, Polo Ralph Lauren, Under Armour
59.	Tanger Outlets - Galveston/Houston (1)	TX	Texas City	Fee	50.0	% (4)	Built 2012	89.4%	352,706	Banana Republic, Brooks Brothers, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Tommy Hilfiger
60.	The Crossings Premium Outlets	PA	Tannersville	Fee and Ground Lease (2029) (7)	100.0%		Acquired 2004	97.2%	411,909

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Johnny Rockets, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour, Vera Bradley

61.	Tucson Premium Outlets	AZ	Marana (Tucson)	Fee	100.0%		Built 2015	81.9%	363,470

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, Johnny Rockets, Levi’s, Michael Kors, Nike, Polo Ralph Lauren, Saks 5th Avenue Off 5th, Skechers, Tommy Hilfiger, Under Armour

62.	Twin Cities Premium Outlets	MN	Eagan	Fee	35.0	% (4)	Built 2014	91.9%	408,985

Adidas, Ann Taylor, Armani Outlet, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J. Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Talbots,  Under Armour

63.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%		Acquired 2004	96.7%	447,309

Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Skechers, The North Face, Tommy Hilfiger, Under Armour, West Elm Outlet

64.	Waikele Premium Outlets	HI	Waipahu (Honolulu)	Fee	100.0%		Acquired 2004	94.0%	219,475	Adidas, Armani Outlet, Calvin Klein, Coach, Furla, Kate Spade New York, Michael Kors, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Swarovski, Tommy Hilfiger, Tory Burch
65.	Waterloo Premium Outlets	NY	Waterloo	Fee	100.0%		Acquired 2004	77.0%	421,862

American Eagle Outfitters, Banana Republic, Brooks Brothers, Calvin Klein, Chico’s, Coach, Columbia Sportswear, H&M, J.Crew, Kate Spade New York, Levi's, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Under Armour

66.	Williamsburg Premium Outlets	VA	Williamsburg	Fee	100.0%		Acquired 2010	95.7%	518,979

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, J.Crew, Kate Spade New York, Levi's, Loft Outlet, Michael Kors, New Balance, Nike, Pandora, Polo Ralph Lauren, Puma, The North Face, Timberland, Tommy Bahama, Tommy Hilfiger, Under Armour, Vera Bradley, Vineyard Vines

67.	Woodburn Premium Outlets	OR	Woodburn (Portland)	Fee	100.0%		Acquired 2013	96.5%	389,491	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, Levi's, Michael Kors, Nike, The North Face, Polo Ralph Lauren, Tommy Hilfiger, Tory Burch, Under Armour
68.	Woodbury Common Premium Outlets	NY	Central Valley (New York)	Fee	100.0%		Acquired 2004	98.7%	913,889

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest		Year Built
				(Expiration if	Legal	Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership	Acquired	Occupancy (5)	Total GLA	Selected Tenants
69.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%	Acquired 2004	98.5%	672,864

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

	Total U.S. Premium Outlets GLA							30,412,957

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
	The Mills
1.	Arizona Mills	AZ	Tempe (Phoenix)	Fee	100.0%		Acquired 2007	90.9%	1,223,939	Marshalls, Burlington, Ross, Harkins Cinemas & IMAX, Sea Life Center, Conn's, Legoland, Forever 21, dd's Discounts, Going, Going, Gone by Dick's Sporting Goods, Rainforest Café
2.	Arundel Mills	MD	Hanover (Baltimore)	Fee	59.3	% (4)	Acquired 2007	100.0%	1,939,318

Bass Pro Shops Outdoor World, Burlington, Dave & Buster's, Medieval Times, Saks Fifth Avenue Off 5th, Off Broadway Shoe Warehouse, T.J. Maxx, Cinemark Egyptian 24 Theatres, Live! Casino Hotel, Forever 21, Ulta, Sun & Ski, Primark (6)

3.	Colorado Mills	CO	Lakewood (Denver)	Fee	37.5	% (4)	Acquired 2007	96.7%	1,365,197

Forever 21, Off Broadway Shoe Warehouse, Super Target, United Artists Theatre, Burlington, H&M, Dick's Sporting Goods, Rodz & Bodz Museum Movie Cars & More, Slick City Action Park, 2nd & Charles, Springhill Suites (15)

4.	Concord Mills	NC	Concord (Charlotte)	Fee	59.3	% (4)	Acquired 2007	99.2%	1,366,722

Bass Pro Shops Outdoor World, Burlington, Dave & Buster's, Nike Factory Store, Off Broadway Shoes, AMC Theatres, Best Buy, Forever 21, Sea Life Center, H&M, Dick's Sporting Goods, Alex Baby & Toy, Primark (6)

5.	Grapevine Mills	TX	Grapevine (Dallas)	Fee	59.3	% (4)	Acquired 2007	99.4%	1,781,508

Burlington, Marshalls, Saks Fifth Avenue Off 5th, AMC Theatres, Sun & Ski Sports, Neiman Marcus Last Call, Legoland Discovery Center, Sea Life Center, Ross, H&M, Round 1 Entertainment, Fieldhouse USA, Rainforest Café, Meow Wolf (6), Macy's Backstage, Springhill Suites (15), Hyatt Place (15), Hawthorn (15)

6.	Great Mall	CA	Milpitas (San Jose)	Fee and Ground Lease (2049) (7)	100.0%		Acquired 2007	99.7%	1,368,378	Camille La Vie, Kohl's, Dave & Buster's, Burlington, Marshalls, Saks Fifth Avenue Off 5th, Nike Factory Store, Century Theatres, Dick's Sporting Goods, Legoland Discovery Center
7.	Gurnee Mills	IL	Gurnee (Chicago)	Fee	100.0%		Acquired 2007	95.2%	1,807,323

Bass Pro Shops Outdoor World, Burlington, Kohl's, Marshalls Home Goods, Marcus Cinemas, Value City Furniture, Off Broadway Shoe Warehouse, Macy's, Floor & Decor, Dick's Sporting Goods, Rainforest Café, The Room Place, 2nd & Charles, Hobby Lobby

8.	Katy Mills	TX	Katy (Houston)	Fee	62.5	% (4) (2)	Acquired 2007	99.1%	1,773,261	Bass Pro Shops Outdoor World, Books-A-Million, Burlington, Marshalls, Saks Fifth Avenue Off 5th, Sun & Ski Sports, AMC Theatres, Tilt, Ross, H&M, RH Outlet, Rainforest Café, Slick City (6)
9.	Mills at Jersey Gardens, The	NJ	Elizabeth	Fee	100.0%		Acquired 2015	99.9%	1,304,792

Burlington, Cohoes, Forever 21, AMC Theatres, Marshalls, Nike Factory Store, Saks 5th Avenue Off 5th, H&M, Tommy Hilfiger, Bloomingdale's Outlet, Potterty Barn Outlet, Primark (6), Residence Inn (15), Courtyard by Marriott (15), Embassy Suites (15), Country Inn & Suites (15)

10.	Ontario Mills	CA	Ontario (Riverside)	Fee	50.0	% (4)	Acquired 2007	100.0%	1,421,635

Burlington, Nike Factory Store, Marshalls, Saks Fifth Avenue Off 5th, Nordstrom Rack, Dave & Buster's, Camille La Vie, Sam Ash Music, AMC Theatres, Forever 21, Uniqlo, Skechers Superstore, Rainforest Café, Nitori, Pottery Barn + West Elm Outlet

11.	Opry Mills	TN	Nashville	Fee	100.0%		Acquired 2007	97.0%	1,174,650	Regal Cinema & IMAX, Dave & Buster's, Sun & Ski, Bass Pro Shops Outdoor World, Forever 21, H&M, Madame Tussauds, TJ Maxx (6), Rainforest Café, Aquarium Restaurant
12.	Outlets at Orange, The	CA	Orange (Los Angeles)	Fee	100.0%		Acquired 2007	99.3%	867,114	Dave & Buster’s, Saks Fifth Avenue Off 5th, AMC Theatres, Neiman Marcus Last Call, Nordstrom Rack, Bloomingdale's the Outlet Store, Guitar Center, Nike Factory Store
13.	Potomac Mills	VA	Woodbridge (Washington, DC)	Fee	100.0%		Acquired 2007	99.0%	1,555,729	Marshalls, T.J. Maxx, JCPenney, Burlington, Nordstrom Rack, Saks Fifth Avenue Off 5th Outlet, Costco Warehouse, AMC Theatres, Bloomingdale's Outlet, Buy Buy Baby/and That!, Round 1
14.	Sawgrass Mills	FL	Sunrise (Miami)	Fee	100.0%		Acquired 2007	97.9%	2,361,359

Bed Bath & Beyond (13), BrandsMart USA, Burlington, Marshalls, Neiman Marcus Last Call, Nordstrom Rack, Saks Fifth Avenue Off 5th, Super Target, T.J. Maxx, Regal Cinema, Bloomingdale's Outlet, Dick's Sporting Goods, Primark, HomeSense (6), AC Hotel by Marriott

	Total Mills Properties GLA								21,310,925

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)		Total GLA		Selected Tenants
	Lifestyle Centers
1.	ABQ Uptown	NM	Albuquerque	Fee	100.0%		Acquired 2011	100.0%		228,591		Anthropologie, Apple, Pottery Barn
2.	Hamilton Town Center	IN	Noblesville (Indianapolis)	Fee	50.0	% (4)	Built 2008	99.1%		675,683		JCPenney, Dick's Sporting Goods, Bed Bath & Beyond (13), DSW, Emagine Noblesville, Total Wine & More, BJ's Wholesale, Big Blue Swim School (6)
3.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1	% (4)	Acquired 1999	85.3%		862,079		Marshalls, Target, Kohl's, Best Buy, Staples, AMC Theatres, Nordstrom Rack, Off Broadway Shoes, Sky Zone, Total Wine & More, Aldi
4.	Northgate Station	WA	Seattle	Fee	100.0%		Redeveloped 2021	N/A	(17)	416,240	(17)	Kraken Community Iceplex, Barnes & Noble, Bed Bath & Beyond, Nordstrom Rack, Residence Inn by Marriott (6)
5.	Pier Park	FL	Panama City Beach	Fee	65.6	% (4)	Built 2008	99.8%		948,207		Dillard's, JCPenney, Target, Grand Theatres, Ron Jon Surf Shop, Margaritaville, Marshalls, Dave & Buster's, Skywheel
6.	University Park Village	TX	Fort Worth	Fee	100.0%		Acquired 2015	100.0%		171,065		Anthropologie, Apple, Pottery Barn
	Total Lifestyle Centers GLA									3,301,865

	Other Properties
1 - 11.	Other Properties									7,614,268
12 - 13.	TMLP						Acquired 2007			2,782,708
	Total Other GLA									10,396,976	(18)
	Total U.S. Properties GLA									172,623,166

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
	Domestic Taubman
1.	Beverly Center	CA	Los Angeles	Ground Lease (2054)	80.0	% (4)	Acquired 2020	92.4%	780,000	Bloomingdale's, Macy's
2.	Cherry Creek Shopping Center	CO	Denver	Ground Lease (2083)	40.0	% (4)	Acquired 2020	97.3%	1,038,000	Macy's, Neiman Marcus, Nordstrom
3.	City Creek Center	UT	Salt Lake City	Ground Lease (2082)	80.0	% (4)	Acquired 2020	97.9%	623,000	Macy's, Nordstrom
4.	Country Club Plaza	MO	Kansas City	Fee	40.0	% (4)	Acquired 2020	80.9%	971,000	Barnes & Noble, Brio Italian, Banana Republic
5.	Dolphin Mall	FL	Miami	Fee	80.0	% (4)	Acquired 2020	99.8%	1,436,000	Bass Pro Shops, Cobb Theatres, Burlington, Dave & Busters
6.	Fair Oaks Mall	VA	Fairfax	Fee	40.0	% (4)	Acquired 2020	94.4%	1,560,000	JC Penney, Macy's (8), Dicks Sporting Goods
7.	Gardens Mall, The	FL	Palm Beach Gardens	Fee	40.0	% (4)	Acquired 2020	96.0%	1,383,000	Bloomingdale's, Macy's, Nordstrom, Saks Fifth Avenue, Sears
8.	Gardens on El Paseo, The	CA	Palm Desert	Fee	80.0	% (4)	Acquired 2020	99.4%	237,000	Saks Fifth Avenue
9.	Great Lakes Crossing Outlets	MI	Auburn Hills	Fee	80.0	% (4)	Acquired 2020	91.7%	1,356,000	AMC Theatre, Bass Pro Shops, Burlington, Round 1, Nordstrom Rack
10.	International Market Place	HI	Waikiki (Honolulu)	Ground Lease (2091)	74.8	% (4)	Acquired 2020	91.8%	341,000	Anthropologie, Balenciaga, Burberry, StripSteak, Target (6)
11.	International Plaza	FL	Tampa	Ground Lease (2080)	40.1	% (4)	Acquired 2020	97.8%	1,177,000	Dillard's, Neiman Marcus, Nordstrom, LifeTime Fitness
12.	Mall at Green Hills, The	TN	Nashville	Fee	80.0	% (4)	Acquired 2020	94.7%	1,036,000	Dillard's, Macy's, Nordstrom
13.	Mall at Millenia, The	FL	Orlando	Fee	40.0	% (4)	Acquired 2020	94.5%	1,113,000	Bloomingdale's, Macy's, Neiman Marcus
14.	Mall at Short Hills, The	NJ	Short Hills	Fee	80.0	% (4)	Acquired 2020	99.1%	1,411,000	Bloomingdale's, Macy's, Neiman Marcus, Nordstrom, Industrious
15.	Mall at University Town Center, The	FL	Sarasota	Fee	40.0	% (4)	Acquired 2020	99.8%	867,000	Dillard's, Macy's, Saks Fifth Avenue
16.	Mall of San Juan, The	PR	San Juan	Fee	76.0	% (4)	Acquired 2020	93%	628,000	H&M, Zara, Pottery Barn, Urban Outfitters, Anthropologie
17.	Sunvalley	CA	Concord	Ground Lease (2061)	40.0	% (4)	Acquired 2020	98.5%	1,324,000	JC Penney, Macy's (8), Sears
18.	Twelve Oaks Mall	MI	Novi	Fee	80.0	% (4)	Acquired 2020	97.2%	1,517,000	JC Penney, Macy's, Nordstrom
19.	Waterside Shops	FL	Naples	Fee	40.0	% (4)	Acquired 2020	95.6%	335,000	Saks Fifth Avenue
20.	Westfarms	CT	West Hartford	Fee	63.2	% (4)	Acquired 2020	97.4%	1,268,000	JC Penney, Macy's (8), Nordstrom
	Total Domestic Taubman Properties GLA								20,401,000

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

United States Lease Expirations

The following table summarizes lease expiration data for our U.S. malls and Premium Outlets, including Puerto Rico, as of December 31, 2022. The data presented does not consider the impact of renewal options that may be contained in leases and excludes data related to TRG.

U.S. MALLS AND PREMIUM OUTLETS LEASE EXPIRATIONS (1)

			Avg. Base	Percentage of Gross
	Number of		Minimum Rent	Annual Rental
Year	Leases Expiring	Square Feet	PSF at 12/31/2022	Revenues (2)
Inline Stores and Freestanding
Month to Month Leases	1,197	4,600,332	$54.92	4.6%
2023	2,918	11,111,252	$57.89	10.6%
2024	3,031	11,779,091	$53.50	11.7%
2025	2,061	7,872,305	$59.78	8.7%
2026	1,576	6,060,873	$57.22	6.4%
2027	1,379	5,386,750	$59.97	5.9%
2028	908	4,539,211	$59.60	5.0%
2029	835	3,441,590	$66.15	4.1%
2030	505	2,459,172	$66.64	2.9%
2031	334	1,801,984	$56.17	1.8%
2032	395	1,474,071	$73.08	2.0%
2033 and Thereafter	546	2,272,878	$49.71	2.2%
Specialty Leasing Agreements w/ terms in excess of 12 months	2,457	6,581,230	$19.70	2.5%
Anchors
Month to Month Leases	1	138,409	$1.18	0.0%
2023	7	931,571	$4.49	0.1%
2024	13	1,159,278	$8.20	0.2%
2025	17	1,676,634	$6.70	0.2%
2026	16	1,702,455	$5.01	0.2%
2027	13	1,765,268	$5.19	0.2%
2028	15	1,801,202	$5.70	0.2%
2029	6	626,306	$5.35	0.1%
2030	7	754,336	$8.56	0.1%
2031	5	427,004	$12.18	0.0%
2032	4	282,245	$22.57	0.1%
2033 and Thereafter	25	2,820,342	$11.31	0.6%
(1)	Does not consider the impact of renewal options that may be contained in leases.
(2)	Annual rental revenues represent domestic 2022 consolidated and joint venture combined base rental revenue.

International Properties

Our ownership interests in properties outside the United States are primarily owned through joint venture arrangements.  With the exception of our Premium Outlets in Canada, all of our international properties are managed by related parties.

European Investments

At December 31, 2022, we owned 63,924,148 shares, or approximately 22.4%, of Klépierre, which had a quoted market price of $23.04 per share. Klépierre is a publicly traded, Paris-based real estate company, which owns, or has an interest in shopping centers located in 14 countries.

As of December 31, 2022, we had a controlling interest in a European investee with interests in 11 Designer Outlet properties. Ten of the outlet properties are located in Europe and one outlet property is located in Canada. Of the ten properties in Europe, two are in Italy, two are in the Netherlands, two are in the United Kingdom, and one each is in Austria, France, Germany, and Spain. As of December 31, 2022, our legal percentage ownership interests in these entities ranged from 23% to 94%.

We own a 14.6% interest in Value Retail PLC and affiliated entities, which own and operate nine luxury outlets throughout Europe. We also have a minority direct ownership in three of those outlets.

Other International Investments

We hold a 40% interest in ten operating joint venture properties in Japan, a 50% interest in five operating joint venture properties in South Korea, a 50% interest in two operating joint venture properties in Mexico, a 50% interest in two operating joint venture properties in Malaysia, a 50% interest in one operating joint venture in Thailand, and a 50% interest in three Premium Outlet operating joint venture properties in Canada. The ten Japanese Premium Outlets operate in various cities throughout Japan and comprise over 3.9 million square feet of GLA and were 99.8% leased as of December 31, 2022.

Our investment in TRG includes an interest in four operating joint venture properties located outside of the U.S.; two located in the People’s Republic of China and two located in South Korea. Our effective ownership in these centers, through our investment in TRG, ranges from 13.7% to 39.2%.

The following property tables summarize certain data for our international properties as of December 31, 2022 and do not include our equity investments in Klépierre, or our investment in Value Retail PLC and affiliated entities.

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective		Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	Year Built	Leasable Area (1)	Selected Tenants
	INTERNATIONAL PREMIUM OUTLETS
	JAPAN
1.	Ami Premium Outlets	Ami (Tokyo)	Fee	40.0%	2009	315,000	Adidas, Beams, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Polo Ralph Lauren, Puma, TaylorMade, Tommy Hilfiger
2.	Fukaya-Hanazono Premium Outlets	Fukaya City (Saitama)	Ground Lease (2042)	40.0%	2022	296,300	Adidas, Armani, Bally, Coach, Dsquared2, Furla, Marc Jacobs, Michael Kors, New Balance, Nike, Polo Ralph Lauren, Puma, Theory, Tommy Hilfiger, Tory Burch, Valentino, Vans, Versace
3.	Gotemba Premium Outlets	Gotemba City (Tokyo)	Fee	40.0%	2000	659,500

Adidas, Armani, Balenciaga, Bally, Beams, Bottega Veneta, Burberry, Coach, Dolce & Gabbana, Dunhill, Gap Outlet, Gucci, Loro Piana, Michael Kors, Moncler, Nike, Polo Ralph Lauren, Prada/Miu Miu, Puma, Salvatore Ferragamo, Tod's, Tory Burch, United Arrows

4.	Kobe-Sanda Premium Outlets	Hyougo-ken (Osaka)	Ground Lease (2026)	40.0%	2007	441,000

Adidas, Armani, Bally, Beams, Coach, Dolce & Gabbana, Gap Outlet, Gucci, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Prada/Miu Miu, Salvatore Ferragamo, Tod's, Tommy Hilfiger, United Arrows, Valentino

5.	Rinku Premium Outlets	Izumisano (Osaka)	Ground Lease (2031)	40.0%	2000	512,500

Adidas, Armani, Bally, Beams, Brooks Brothers, Burberry, Coach, Dolce & Gabbana, Dunhill, Eddie Bauer, Furla, Gap Outlet, Kate Spade New York, Lanvin Collection, Michael Kors, Nike, Olive des Olive, Polo Ralph Lauren, Puma, Salvatore Ferragamo, TaylorMade, Tommy Hilfiger, United Arrows, Zara

6.	Sano Premium Outlets	Sano (Tokyo)	Fee	40.0%	2003	390,800	Adidas, Beams, Coach, Dunhill, Eddie Bauer, Etro, Furla, Gap Outlet, Gucci, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Prada/Miu Miu, Salvatore Ferragamo, TaylorMade
7.	Sendai-Izumi Premium Outlets	Izumi Park Town (Sendai)	Ground Lease (2027)	40.0%	2008	164,200	Adidas, Beams, Coach, Gap, Nike, Polo Ralph Lauren, Tommy Hilfiger, United Arrows
8.	Shisui Premium Outlets	Shisui (Chiba)	Ground Lease (2033)	40.0%	2013	434,600	Adidas, Beams, Citizen, Coach, Dunhill, Furla, Gap, Kate Spade New York, Marmot, Michael Kors, Nike, Polo Ralph Lauren, Samsonite, Tommy Hilfiger, United Arrows
9.	Toki Premium Outlets	Toki (Nagoya)	Ground Lease (2033)	40.0%	2005	367,700	Adidas, Beams, Coach, Furla, Gap Outlet, Kate Spade New York, Nike, Olive des Olive, Polo Ralph Lauren, Puma, Timberland, Tommy Hilfiger, United Arrows
10.	Tosu Premium Outlets	Fukuoka (Kyushu)	Fee	40.0%	2004	328,400	Adidas, Beams, Coach, Furla, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Olive des Olive, Polo Ralph Lauren, Puma, Tommy Hilfiger, United Arrows
	Subtotal Japan					3,910,000

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective		Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	Year Built	Leasable Area (1)	Selected Tenants
	MEXICO
11.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%	2004	333,000	Adidas, Calvin Klein, CH Carolina Herrera, Coach, Dolce & Gabbana, Kate Spade New York, Nautica, Nike, Palacio Outlet, Salvatore Ferragamo, Zegna
12.	Premium Outlets Querétaro	Querétaro	Fee	50.0%	2019	274,800	Adidas, Adrianna Papell, Calvin Klein, Guess, Levi's, Nike, Tommy Hilfiger, True Religion, Under Armour
	Subtotal Mexico					607,800
	SOUTH KOREA
13.	Yeoju Premium Outlets	Yeoju (Seoul)	Fee	50.0%	2007	551,600	Adidas, Armani, Burberry, Chloe, Coach, Fendi, Gucci, Michael Kors, Nike, Polo Ralph Lauren, Prada, Salvatore Ferragamo, Tod's, Under Armour, Valentino, Vivienne Westwood
14.	Paju Premium Outlets	Paju (Seoul)	Ground Lease (2040)	50.0%	2011	558,900	Adidas, Armani, Bean Pole, Calvin Klein, Coach, Jill Stuart, Lanvin Collection, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Puma, Tory Burch, Under Armour, Vivienne Westwood
15.	Busan Premium Outlets (2)	Busan	Fee	50.0%	2013	360,200	Adidas, Armani, Bean Pole, Calvin Klein, Coach, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger
16.	Siehung Premium Outlets	Siehung	Fee	50.0%	2017	444,400	Adidas, Armani, Bean Pole, Calvin Klein, Coach, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, The North Face, Under Armour
17.	Jeju Premium Outlets	Jeju Province	Ground Lease (2041)	50.0%	2021	92,000	Adidas, Arcteryx, Golden Goose, Guess, Hugo Boss, J. Lindeberg, Lacoste
	Subtotal South Korea					2,007,100
	MALAYSIA
18.	Johor Premium Outlets	Johor (Singapore)	Fee	50.0%	2011	309,400	Adidas, Armani, Calvin Klein, Coach, DKNY, Furla, Gucci, Guess, Michael Kors, Nike, Polo Ralph Lauren, Prada, Puma, Salvatore Ferragamo, Timberland, Tommy Hilfiger, Tory Burch, Zegna
19.	Genting Highlands Premium Outlets	Kuala Lumpur	Fee	50.0%	2017	277,500	Adidas, Coach, Furla, Kate Spade New York, Michael Kors, Nike, Padini, Polo Ralph Lauren, Puma
	Subtotal Malaysia					586,900
	THAILAND
20.	Siam Premium Outlets Bangkok	Bangkok	Fee	50.0%	2020	264,000	Adidas, Balenciage, Burberry, Calvin Klein, Coach, Furla, Kate Spade New York, Nike, Skechers, Under Armour
	Subtotal Thailand					264,000
	CANADA
21.	Toronto Premium Outlets	Toronto (Ontario)	Fee	50.0%	2013	504,900	Adidas, Armani, Burberry, Calvin Klein, Coach, Eddie Bauer, Gap, Gucci, Guess, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue, Tommy Hilfiger, Tory Burch, Under Armour
22.	Premium Outlets Montreal	Montreal (Quebec)	Fee	50.0%	2014	367,400	Adidas, Calvin Klein, Coach, Gap, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, The North Face, Tommy Hilfiger, Under Armour
23.	Premium Outlet Collection Edmonton International Airport	Edmonton (Alberta)	Ground Lease (2072)	50.0%	2018	422,600	Adidas, Calvin Klein, Coach, Gap Factory, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
	Subtotal Canada					1,294,900
	TOTAL INTERNATIONAL PREMIUM OUTLETS					8,670,700

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective		Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	Year Built	Leasable Area (1)	Selected Tenants

	INTERNATIONAL DESIGNER OUTLETS
	AUSTRIA
1.	Parndorf Designer Outlet	Vienna	Fee	90.0%	2005	118,000	Adidas, Armani, Bally, Burberry, Calvin Klein, Coach, Dolce & Gabbana, Furla, Geox, Gucci, Guess, Michael Kors, Moncler, Nike, Polo Ralph Lauren, Porsche Design, Prada, Puma, Tommy Hilfiger, Zegna
	Subtotal Austria					118,000
	ITALY
2.	La Reggia Designer Outlet	Marcianise (Naples)	Fee	90.0%	2010	344,000	Adidas, Armani, Calvin Klein, Coach, Guess, Liu Jo, Michael Kors, Nike, Pinko, Polo Ralph Lauren, Puma, Timberland, Tommy Hilfiger

3.	Noventa Di Piave Designer Outlet	Venice	Fee	90.0%	2008	353,000

Adidas, Armani, Bally, Bottega Veneta, Burberry, Calvin Klein, Coach, Dolce & Gabanna, Fendi, Furla, Gucci, Loro Piana, Michael Kors, Nike, Pinko, Polo Ralph Lauren, Prada, Salvatore Ferragamo, Sergio Rossi,Tommy Hilfiger, Valentino, Versace, Zegna

	Subtotal Italy					697,000
	NETHERLANDS
	Roermond Designer Outlet Phases 2 & 3	Roermond	Fee	90.0%	2005	173,000	Armani, Bally, Burberry, Calvin Klein, Coach, Furla, Gucci, Michael Kors, Moncler, Mulberry, Polo Ralph Lauren, Prada, Swarovski, Tod's, Tommy Hilfiger, UGG, Zegna
	Roermond Designer Outlet Phase 4	Roermond	Fee	46.1%	2017	125,000	Adidas, Karl Lagerfield, Liu Jo, Longchamp, Tag Heuer, Tom Tailor, Woolrich
4.	Subtotal Roermond					298,000
5.	Designer Outlet Roosendaal	Roosendaal	Fee	94.0%	2017	247,500	Adidas, Calvin Klein, Esprit, Guess, Nike, Puma, S. Oliver, Tommy Hilfiger
	Subtotal Netherlands					545,500
	UNITED KINGDOM
6.	Ashford Designer Outlet	Kent	Fee	45.0%	2000	281,000	Adidas, Calvin Klein, Clarks, Fossil, French Connection, Gap, Guess, Kate Spade New York, Nike, Polo Ralph Lauren, Superdry, Tommy Hilfiger
7.	West Midlands Designer Outlet	Cannock (West Midlands)	Fee	23.2%	2021	197,000
	Subtotal England					478,000
	CANADA
8.	Vancouver Designer Outlets	Vancouver	Ground Lease (2072)	45.0%	2015	326,000	Adidas, Armani, Burberry, Calvin Klein, Coach, Gap, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
	Subtotal Canada					326,000
	GERMANY
9.	Ochtrup Designer Outlets	Ochtrup	Fee	70.5%	2016	191,500	Adidas, Calvin Klein, Guess, Lindt, Nike, Puma, Samsonite, Schiesser, Seidensticker, Steiff, Tom Tailor, Vero Moda
	Subtotal Germany					191,500
	FRANCE
10.	Provence Designer Outlet	Miramas	Fee	90.0%	2017	269,000	Armani, Calvin Klein, Guess, Michael Kors, Nike, Polo Ralph Lauren, Puma, Prada, Timberland, Tommy Hilfiger
	Subtotal France					269,000
	SPAIN
11.	Málaga Designer Outlet	Málaga	Fee	46.1%	2020	191,000	Adidas, Armani, Burberry, Calvin Klein, Furla, Guess, Polo Ralph Lauren, Prada, Tommy Hilfiger, Under Armour
	Subtotal Spain					191,000
	Total International Designer Outlets					2,816,000

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

Land

We have direct or indirect ownership interests in approximately 100 acres of land held in the United States and Canada for future development.

Sustainability

Simon has integrated sustainability initiatives into our business operations: how we plan, develop, and operate our properties.

Reducing our greenhouse gas emissions is a central commitment to reducing our environmental impact.  In 2020, we announced the adoption of 2035 greenhouse gas emissions targets approved by the Science Based Target Initiative (“SBTi”). Our target is to reduce scope 1 and scope 2 emissions by 68% (2019 baseline), and scope 3 emissions by 20.9% (2018 baseline). We believe that our climate related risk disclosures are aligned with the recommendations of the Task Force on Climate Related Financial Disclosures established by the Financial Stability Board.

Reducing water consumption and landfill waste are also components of reducing our carbon and environmental footprint. We have already achieved our initial target of reducing water usage by 20%, and we are working to create a new target that will focus on more efficient and responsible water use in the future.

The Governance and Nominating Committee of our Board of Directors (“Board”) has been allocated the oversight of our sustainability policies, including environmental, social, and governance matters.  Additionally, the Board has delegated to the Audit Committee the oversight and the annual disclosure of our sustainability programs in the form of an annual sustainability report.

In 2022, we were once again awarded a Green Star rating (2014-2022) - the highest designation awarded for leadership in sustainability performance by the Global Real Estate Sustainability Benchmark. We were also the recipient of NAREIT’s Leader in the Light® award for sustainability leadership in the retail property sector. Finally, we scored an A- on the CDP Climate Change questionnaire.

To learn more about our sustainability initiatives and detailed reporting please access our latest Sustainability Report at investors.simon.com/.  Information in the Sustainability Report and our Company website is not incorporated herein by reference and should not be considered part of this Annual Report on Form 10-K.

Mortgages and Unsecured Debt

The following table sets forth certain information regarding the mortgages encumbering our properties, and the properties held by our domestic and international joint venture arrangements, and also our unsecured corporate debt. Substantially all of the mortgage and property related debt is nonrecourse to us.

Mortgage and Unsecured Debt

As of December 31, 2022

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
Consolidated Indebtedness:
Secured Indebtedness:
Arizona Mills	3.80%		$97,775		$5,574		09/01/26
Birch Run Premium Outlets	4.21%		123,000		5,177	(2)	02/06/26
Calhoun Outlet Marketplace	4.17%		17,146	(19)	1,140		06/01/26
Domain, The	3.09%		210,000		6,497	(2)	07/01/31
Ellenton Premium Outlets	4.30%		178,000		7,651	(2)	12/01/25
Empire Mall	4.31%		176,974		11,268		12/01/25
Florida Keys Outlet Marketplace	4.17%		17,000		709	(2)	12/01/25
Gaffney Outlet Marketplace	4.17%		27,696	(19)	1,841		06/01/26
Gloucester Premium Outlets	5.89%	(1)	85,055		5,011		03/01/23
Grove City Premium Outlets	4.31%		140,000		6,032	(2)	12/01/25
Gulfport Premium Outlets	4.35%		50,000		2,174	(2)	12/01/25
Gurnee Mills	3.99%		257,710		10,283	(2)	10/01/26
Hagerstown Premium Outlets	4.26%		70,430		4,539		02/06/26
La Reggia Designer Outlets Phases 1 & 2	4.00%	(25)	171,255	(30)	6,850		03/27/27
Lee Premium Outlets	4.17%		47,480	(19)	3,156		06/01/26
Noventa Di Piave Designer Outlet Phases 1, 2, 3, 4	1.90%		297,121	(30)	5,636	(2)	07/25/25
Ochtrup Designer Outlet	2.10%		53,517	(30)	1,124	(2)	06/30/26
Opry Mills	4.09%		375,000		15,345	(2)	07/01/26
Outlets at Orange, The	4.22%		215,000		9,067	(2)	04/01/24
Oxford Valley Mall	6.00%		23,109		1,387		12/07/22
Paris-Giverny Designer Outlet	5.93%	(38)	33,973		2,015	(2)	06/11/25
Parndorf Designer Outlet	2.00%		195,869	(30)	3,917	(2)	07/04/29
Penn Square Mall	3.84%		310,000		11,910	(2)	01/01/26
Phipps Plaza Hotel	6.14%	(1)	25,000		2,369		10/25/26	(3)
Pismo Beach Premium Outlets	3.33%		32,124	(20)	1,951		09/06/26
Plaza Carolina	5.49%	(1)	225,000		12,356	(2)	07/27/23
Pleasant Prairie Premium Outlets	4.00%		145,000		5,793	(2)	09/01/27
Potomac Mills	3.46%		416,000		14,383	(2)	11/01/26
Provence Designer Outlet	4.92%		101,405	(30)	6,021		07/27/27	(3)
Puerto Rico Premium Outlets	5.49%	(1)	160,000		8,787	(2)	07/26/23
Queenstown Premium Outlets	3.33%		56,432	(20)	3,428		09/06/26
Roermond Designer Outlet	3.63%		246,178	(30)	8,946	(2)	05/29/29
Roosendaal Designer Outlets	1.75%	(24)	63,820	(30)	2,817		02/23/24	(3)
Shops at Chestnut Hill, The	4.69%		120,000		5,624	(2)	11/01/23
Southridge Mall	3.85%		112,087		4,320	(2)	06/06/23
Summit Mall	3.31%		85,000		2,817	(2)	10/01/26
Syosset Park	6.39%	(1)	75,485		4,825		05/12/26	(3)
University Park Village	3.85%		52,352		3,113		05/01/28
White Oaks Mall	7.27%	(1)	40,190		3,920		06/01/24	(3)
Williamsburg Premium Outlets	4.23%		185,000		7,824	(2)	02/06/26
Wolfchase Galleria	4.15%		155,152		6,433	(2)	11/01/26
Total Consolidated Secured Indebtedness			$5,469,335

Mortgage and Unsecured Debt

As of December 31, 2022

(Dollars in thousands)

Unsecured Indebtedness:
Simon Property Group, L.P.
Revolving Credit Facility - USD	5.13%	(15)	$125,000		$6,413	(2)	06/30/25	(3)
Supplemental Credit Facility - EUR	3.81%	(16)	802,763	(37)	30,585	(2)	01/31/27	(3)
Unsecured Notes - 22C	6.75%		600,000		40,500	(14)	02/01/40
Unsecured Notes - 25C	4.75%		550,000		26,125	(14)	03/15/42
Unsecured Notes - 27B	3.75%		600,000		22,500	(14)	02/01/24
Unsecured Notes - 28A	3.38%		900,000		30,375	(14)	10/01/24
Unsecured Notes - 28B	4.25%		400,000		17,000	(14)	10/01/44
Unsecured Notes - 29B	3.50%		1,100,000		38,500	(14)	09/01/25
Unsecured Notes - 30B	3.30%		800,000		26,400	(14)	01/15/26
Unsecured Notes - 31B	3.25%		750,000		24,375	(14)	11/30/26
Unsecured Notes - 31C	4.25%		550,000		23,375	(14)	11/30/46
Unsecured Notes - 32B	3.38%		750,000		25,313	(14)	06/15/27
Unsecured Notes - 33A	2.75%		600,000		16,500	(14)	06/01/23
Unsecured Notes - 33B	3.38%		750,000		25,313	(14)	12/01/27
Unsecured Notes - 34A	2.00%		1,000,000		20,000	(14)	09/13/24
Unsecured Notes - 34B	2.45%		1,250,000		30,625	(14)	09/13/29
Unsecured Notes - 34C	3.25%		1,250,000		40,625	(14)	09/13/49
Unsecured Notes - 35A	2.65%		750,000		19,875	(14)	07/15/30
Unsecured Notes - 35B	3.80%		750,000		28,500	(14)	07/15/50
Unsecured Notes - 36A	1.75%		800,000		14,000	(14)	02/01/28
Unsecured Notes - 36B	2.20%		700,000		15,400	(14)	02/01/31
Unsecured Notes - 37A	1.38%		550,000		7,563	(14)	01/15/27
Unsecured Notes - 37B	2.25%		700,000		15,750	(14)	01/15/32
Unsecured Notes - 38A	3.94%	(36)	500,000		19,700	(4)	01/11/24
Unsecured Notes - 38B	2.65%		700,000		18,550	(14)	02/01/32
Unsecured Notes - Euro 3	1.25%		535,175	(10)	6,690	(6)	05/13/25
Unsecured Notes - Euro 4	1.13%		802,763	(13)	9,031	(6)	03/19/33
Total Consolidated Unsecured Indebtedness			$19,565,701
Total Consolidated Indebtedness at Face Amounts			$25,035,036
Premium on Indebtedness			20,909
Discount on Indebtedness			(50,894)
Debt Issuance Costs			(108,210)
Other Debt Obligations			63,445	(18)
Total Consolidated Indebtedness			$24,960,286
Our Share of Consolidated Indebtedness			$24,754,718

Joint Venture Indebtedness:
Secured Indebtedness:
Ami Premium Outlets	2.22%		$6,532	(26)	$6,335		09/25/23
Arundel Mills	4.29%		383,500		16,444	(2)	02/06/24
Ashford Designer Outlet	4.54%	(27)	125,206	(21)	5,689	(2)	05/23/27
Aventura Mall	4.12%		1,750,000		72,122	(2)	07/01/28
Avenues, The	3.60%		110,000		3,960	(2)	02/06/23

Mortgage and Unsecured Debt

As of December 31, 2022

(Dollars in thousands)

Briarwood Mall	3.29%		165,000		5,432	(2)	09/01/26
Busan Premium Outlets	2.87%		87,519	(17)	2,515	(2)	11/23/25
Cape Cod Mall	6.66%	(35)	52,000		3,462	(2)	07/30/26	(3)
Charlotte Premium Outlets	4.27%		100,000		4,961		07/01/28
Clarksburg Premium Outlets	3.95%		160,000		8,921		01/01/28
Coconut Point	3.95%		175,503		10,811		10/01/26
Colorado Mills - 1	4.28%		123,778		8,050		11/01/24
Colorado Mills - 2	2.80%		30,000		840	(2)	07/01/31
Concord Mills	6.55%		234,790		17,773		11/01/32
Dadeland Mall	3.11%		377,775		19,868		01/05/27
Dadeland Mall Hotel	6.74%	(1)	29,072		1,960	(2)	07/01/24	(3)
Del Amo Fashion Center	3.66%		585,000		21,396	(2)	06/01/27
Domain Westin	4.12%		60,363		5,653		09/01/25
Dover Mall	5.57%		79,104		4,406	(2)	08/06/26
Falls, The	3.45%		150,000		5,175	(2)	09/01/26
Fashion Centre Pentagon	6.94%	(41)	455,000		31,573	(2)	05/09/26	(3)
Fashion Valley	7.89%	(34)	415,000		32,750	(2)	02/01/26	(3)
Florida Mall, The	6.30%	(39)	600,000		37,800	(2)	02/09/27	(3)
Fukaya-Hanazono Premium Outlets	0.76%		81,617	(26)	618	(2)	09/30/32
Galleria, The	3.55%		1,200,000		42,598	(2)	03/01/25
Genting Highland Premium Outlets	4.56%	(7)	13,928	(9)	6,754		02/14/24
Gotemba Premium Outlets	0.16%		99,160	(26)	161	(2)	04/08/27
Grapevine Mills	3.83%		268,000		10,272	(2)	10/01/24
Hamilton Town Center	6.71%	(35)	80,000		5,366	(2)	02/24/27	(3)
Johor Premium Outlet	4.06%	(7)	4,533	(9)	184	(2)	10/31/23
Katy Mills	5.77%		129,497		9,059		08/01/32
Kobe-Sanda Premium Outlets	0.34%	(12)	6,866	(26)	24	(2)	01/31/23
Lehigh Valley Mall	4.06%		181,327		11,526		11/01/27
Liberty Tree Mall	3.41%		27,592		942		05/06/23
Malaga Designer Outlet	4.88%	(22)	63,974	(30)	3,123	(2)	02/09/23
Mall at Rockingham Park, The	4.04%		262,000		10,585	(2)	06/01/26
Mall at Tuttle Crossing, The	3.56%		114,814		4,092	(2)	05/01/23
Mall of New Hampshire, The	4.11%		150,000		6,162	(2)	07/01/25
Meadowood Mall	5.70%		105,766		8,194		12/01/26
Miami International Mall	4.42%		160,000		7,072	(2)	02/06/24
Norfolk Premium Outlets	4.50%		75,000		3,375	(2)	04/01/32
Northshore Mall	3.30%		215,706		7,118		07/05/23
Paju Premium Outlets	3.06%		48,339	(17)	1,480	(2)	03/13/25
Premium Outlet Collection Edmonton IA	6.04%	(40)	100,758	(5)	6,083	(2)	11/30/23
Premium Outlets Montréal	3.08%		88,592	(5)	2,729	(2)	06/01/24
Quaker Bridge Mall	4.50%		180,000		8,100	(2)	05/01/26
Queretaro Premium Outlets - Fixed	11.99%		21,488	(32)	4,352		12/20/33
Queretaro Premium Outlets - Variable	13.92%		2,583	(32)	360	(2)	06/20/23
Rinku Premium Outlets - Fixed	0.30%		45,004	(26)	136	(2)	07/31/27
Roermond 4 Designer Outlet	1.95%	(23)	179,897	(30)	3,515	(2)	08/18/25
Roosevelt Field Hotel	6.81%	(33)	48,802		3,324	(2)	06/29/27	(3)

Mortgage and Unsecured Debt

As of December 31, 2022

(Dollars in thousands)

Round Rock Residential	6.39%	(1)	15,849		1,013		08/26/26	(3)
Sano Premium Outlets	0.28%		34,706	(26)	98	(2)	02/28/25
Sawgrass Mills Hotel	6.95%	(33)	28,151		1,956	(2)	06/07/24	(3)
Shisui Premium Outlets Phase 1	0.32%	(12)	21,358	(26)	69	(2)	05/31/23
Shisui Premium Outlets Phase 2	0.37%		38,138	(26)	139	(2)	05/31/29
Shisui Premium Outlets Phase 3	0.33%	(12)	19,833	(26)	64	(2)	11/30/23
Shops at Clearfork, The	2.81%	(27)	145,000		4,075	(2)	03/11/30
Shops at Crystals, The	3.74%		550,000		20,592	(2)	07/01/26
Shops at Mission Viejo, The	3.61%		295,000		10,650	(2)	02/01/23
Siam Premium Outlets Bangkok	6.28%		67,829	(11)	4,256	(2)	06/05/31
Siheung Premium Outlets	2.51%		118,868	(17)	2,984	(2)	03/15/24
Silver Sands Premium Outlets	3.96%		140,000		5,543	(2)	03/01/32
Smith Haven Mall	7.39%	(1)	171,750		12,695	(2)	03/31/24	(3)
Solomon Pond Mall	4.01%		91,176		3,656		11/01/22	(8)
Southdale Hotel	6.71%	(35)	16,764		1,691	(2)	06/01/25
Southdale Residential	4.46%		36,196		1,614		10/15/35
Springfield Mall	4.45%		56,607		3,922		10/06/25
Square One Mall	5.47%		80,216		4,390	(2)	01/06/27
St. Johns Town Center	3.82%		350,000		13,367	(2)	09/11/24
St. Louis Premium Outlets	4.06%		89,709		5,466		10/06/24
Stoneridge Shopping Center	3.50%		330,000		11,550	(2)	09/05/26
Tanger Outlets Columbus	6.25%		71,000		4,439	(2)	10/01/32
Tanger Outlets - Galveston/Houston	6.24%	(1)	64,500		4,026	(2)	07/01/23
Toki Premium Outlets - Fixed	0.21%		20,214	(26)	42	(2)	11/30/24
Toki Premium Outlets - Variable	0.29%	(12)	2,670	(26)	8	(2)	11/30/24
Tosu Premium Outlets	0.20%	(12)	47,292	(26)	93	(2)	10/31/26
Twin Cities Premium Outlets	4.32%		115,000		4,968	(2)	11/06/24
Vancouver Designer Outlet	5.67%	(27)	121,813	(5)	6,907	(2)	12/01/27	(3)
West Midlands Designer Outlets	7.52%	(28)	77,422	(21)	5,825	(2)	02/27/23
Westchester, The	3.25%		400,000		13,000	(2)	02/01/30
Woodfield Mall	4.50%		381,019		26,022		03/05/24
Yeoju Premium Outlets	2.95%		53,090	(17)	1,564	(2)	09/28/24

Total Joint Venture Secured Indebtedness at Face Amount			$14,261,555
TMLP Indebtedness at Face Amount			345,321	(29)
Total Joint Venture and TMLP Indebtedness at Face Amount			14,606,876
Debt Issuance Costs			(36,955)
Total Joint Venture Indebtedness			$14,569,921
Our Share of Joint Venture Indebtedness			$6,769,992	(31)

Taubman Realty Group Indebtedness:			TRG Share
Secured Indebtedness:			of Face Amount
Cherry Creek Shopping Center	3.85%		$275,000		$10,588	(2)	06/01/28
City Creek Center	4.37%		69,932		5,001		08/01/23

Mortgage and Unsecured Debt

As of December 31, 2022

(Dollars in thousands)

Country Club Plaza	3.85%		149,102		8,934		04/01/26
Dolphin Mall	3.98%	(44)	1,000,000		39,800	(2)	05/09/27	(3)
Fair Oaks Mall	5.32%		121,566		8,533		05/10/23
Gardens Mall, The	4.34%		101,771		4,670		07/15/25
Great Lakes Crossing Outlets	3.60%		177,529		12,074		01/06/23
International Market Place	6.45%	(45)	163,625		10,554	(2)	08/09/24
International Plaza	5.46%	(43)	238,977		13,048	(2)	10/09/26	(3)
Mall at Green Hills, The	6.78%	(42)	150,000		10,170	(2)	01/01/27	(3)
Mall at Millenia, The	3.94%		225,000		8,875	(2)	10/15/24
Mall at Short Hills, The	3.48%		1,000,000		34,800	(2)	10/01/27
Mall at University Town Center, The	3.40%		140,000		4,760	(2)	11/01/26
Sunvalley	4.44%		76,256		5,634		09/01/22	(8)
Twelve Oaks Mall	4.85%		277,901		18,673		03/06/28
Waterside Shops	3.86%		80,116		4,615		04/15/26
Westfarms	5.50%		192,852		15,315		10/01/23
CityOn.Xian	6.00%		33,828	(46)	7,902		03/14/29
CityOn.Zhengzhou	5.60%		35,306	(46)	8,137		03/22/32
Starfield Anseong	2.17%		109,689	(47)	16,729		02/27/25
Starfield Hanam	2.38%		76,783	(47)	11,872		10/26/25
Total TRG Secured Indebtedness at TRG Share of Face Amount			$4,695,233

Corporate and Other Indebtedness:
TRG U.S. Headquarters	3.49%		12,000		419	(2)	03/01/24
Other	6.61%		12,000		793	(2)	11/01/27	(3)
Total TRG Corporate and Other Indebtedness at TRG Share of Face Amount			$24,000
Discount on Indebtedness			(8,852)
Total TRG Indebtedness at TRG Share			$4,710,381
Our Share of TRG Indebtedness			$3,768,307
(1)	Variable rate loans based on one-month (1M) LIBOR plus interest rate spreads ranging from 110 bps to 300 bps. 1M LIBOR as of December 31, 2022, was 4.39%.
(2)	Requires monthly payment of interest only.
(3)	Includes applicable extension available at the Applicable Borrower's option.
(4)	Requires quarterly payments of interest only.
(5)	Amount shown in USD equivalent. CAD equivalent is 421.5 million.
(6)	Requires annual payment of interest only.
(7)	Variable rate loans based on Cost of Fund plus interest rate spreads ranging from 125 bps to 175 bps. Cost of Fund as of December 31, 2022, was 2.81%.
(8)	Mortgage is outstanding as of 12/31/2022.
(9)	Amount shown in USD equivalent. Ringgit equivalent is 81.5 million.

Mortgage and Unsecured Debt

As of December 31, 2022

(Dollars in thousands)

(10)	Amount shown in USD equivalent. Euro equivalent is 500.0 million.
(11)	Amount shown in USD equivalent. Baht equivalent is 2.3 billion.
(12)	Variable rate loans based on six-month (6M) TIBOR plus interest rate spreads ranging from 15 bps to 35 bps. As of December 31, 2022, 6M TIBOR was 0.14%.
(13)	Amount shown in USD equivalent. Euro equivalent is 750.0 million.
(14)	Requires semi-annual payments of interest only.
(15)	Credit Facilities. As of December 31, 2022, the Credit Facilities bear interest at a SOFR index subject to a 10bps adjustment plus 72.5 bps credit spread. The Credit Facilities provide for different pricing based upon our investment grade rating. As of December 31, 2022, $6.6 billion was available after outstanding borrowings and letters of credit under our Credit Facilities.
(16)	Supplemental Credit Facility. Subsequent to December 31, 2022, we completed an interest rate swap agreement to effectively swap the interest rate to the all-in rate presented.
(17)	Amount shown in USD equivalent. Won equivalent is 388.4 billion.
(18)	City of Sunrise Bond Liability (Sawgrass Mills).
(19)	Loans secured by these three properties are cross-collateralized and cross-defaulted.
(20)	Loans secured by these two properties are cross-collateralized and cross-defaulted.
(21)	Amount shown in USD equivalent. GBP equivalent is 167.5 million.
(22)	Variable rate loan based on three-month (3M) EURIBOR, which is subject to a floor of 0.00%, plus an interest rate spread of 275 bps.
(23)	Variable rate loan based on 3M EURIBOR plus an interest rate spread of 130 bps. Through an interest rate cap agreement, 3M EURIBOR is capped at 0.65%.
(24)	Variable rate loan based on 3M EURIBOR, which is subject to a floor of 0.00%, plus an interest rate spread of 175 bps.
(25)	Variable rate loan based on 3M EURIBOR plus an interest rate spread 250 bps. Through an interest rate cap agreement, 3M EURIBOR is currently fixed at 1.50%.
(26)	Amount shown in USD equivalent. Yen equivalent is 55.5 billion
(27)	Associated with this loan is an interest rate swap agreement that effectively fixes the interest rate on this loan at the all-in rate presented.
(28)	Variable rate loan based on three-month (3M) GBP LIBOR plus an interest rate spread of 365 bps. 3M GBP LIBOR as of December 31, 2022, was 3.87%.
(29)	Consists of two properties with interest rates ranging from 5.65% to 7.32% and maturities in 2024.
(30)	Amount shown in USD equivalent. Euro equivalent is 1.3 billion.
(31)	Our share of total indebtedness includes a pro rata share of the mortgage debt on joint venture properties, including The Mills Limited Partnership. To the extent total indebtedness is secured by a property, it is non-recourse to us, with the exception of approximately $128.0 million of payment guarantees provided by the Operating Partnership.
(32)	Amount shown in USD equivalent. Peso equivalent is 469.1 million.
(33)	Variable rate loans based on 30-day Average SOFR plus interest rate spreads ranging from 275 bps to 295 bps. Through interest cap agreement, 30-day Average SOFR is currently fixed at 4.00%.
(34)	Variable rate loan based on 1M LIBOR plus an interest rate spread of 350 bps. In addition, 1M LIBOR floor of 0.25%.
(35)	Variable rate loan based on one-month (1M) SOFR plus interest rate spreads ranging from 230 bps to 235 bps. 1M SOFR as of December 31, 2022, was 4.36%.
(36)	Variable rate bond based on SOFR index plus 43 bps.
(37)	Amount shown in USD equivalent. Euro equivalent is 750.0 million.

Mortgage and Unsecured Debt

As of December 31, 2022

(Dollars in thousands)

(38)	Variable rate loan based on 3M EURIBOR plus interest rate spreads ranging from 270 bps to 380 bps. Through interest cap agreements, 3M EURIBOR is currently fixed at 1.00%.
(39)	Variable rate loan based on 1M SOFR plus an interest rate spread of 230 bps. Through an interest cap agreement, 1M SOFR is currently fixed at 4.00%.
(40)	Variable rate loan based on one-month (1M) CDOR plus an interest spread of 130 bps. 1M CDOR as of December 31, 2022, was 4.74%.
(41)	Variable rate loan based on 1M LIBOR plus an interest rate spread of 294 bps. Through interest cap agreement, 1M LIBOR is currently fixed at 4.00%.
(42)	Variable rate loan based on 30 day Average SOFR, which is subject to a floor of 0.035%, plus an interest rate spread of 272 bps. Through an interest rate cap agreement, 30 day Average SOFR is currently fixed at 4.00%.
(43)	Variable rate loan based on 1M LIBOR, which is subject to a floor of 0.00% plus an interest rate spread of 196bps. Through interest rate cap agreements, 1M LIBOR is currently fixed at 3.50%.
(44)	Variable rate loan based on 1M Term SOFR, which is subject to a floor of 0.00% plus an interest rate spread of 310bps. Through interest rate swap agreements, 1M Term SOFR is currently fixed at 0.88%.
(45)	Variable rate loan based on 1M LIBOR, which is subject to a floor of 0.00% plus an interest rate spread of 250bps. Through interest rate swap agreements related to a portion of the total outstanding debt, 1M LIBOR is currently fixed at 0.88%.
(46)	Amounts shown in USD Equivalent. CNY Equivalent is 1.9 billion.
(47)	Amounts shown in USD Equivalent. KRW Equivalent is 847.5 billion.

The changes in consolidated mortgages and unsecured indebtedness for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Balance, Beginning of Year	$25,321,022	$26,723,361	$24,163,230
Additions during period:
New Loan Originations	3,443,739	9,255,220	15,269,791
Loans assumed in acquisitions and consolidation	85,689	46,263	—
Net (Discount)/Premium	(1,922)	(9,118)	28,906
Net Debt Issuance Costs	(10,166)	(35,818)	(34,931)
Deductions during period:
Loan Retirements	(3,687,330)	(10,386,133)	(12,932,448)
Amortization of Net Discounts/(Premiums)	7	168	174
Debt Issuance Cost Amortization	26,113	24,794	23,076
Scheduled Principal Amortization	(22,446)	(48,386)	(51,728)
Foreign Currency Translation	(194,420)	(249,329)	257,291
Balance, Close of Year	$24,960,286	$25,321,022	$26,723,361

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

Holders

The number of holders of record of common stock outstanding was 1,109 as of January 31, 2023. The Class B common stock is subject to two voting trusts as to which Herbert Simon and David Simon are the trustees. Shares of Class B common stock convert automatically into an equal number of shares of common stock upon the occurrence of certain events and can be converted into shares of common stock at the option of the holders.

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

Common stock cash dividends paid during 2022 aggregated $6.90 per share. Common stock cash dividends during 2021 aggregated $7.15 per share. On February 6, 2023, Simon’s Board of Directors declared a quarterly cash dividend for the first quarter of 2023 of $1.80 per share, payable on March 31, 2023 to shareholders of record on March 10, 2023.

We offer a dividend reinvestment plan that allows Simon’s stockholders to acquire additional shares by automatically reinvesting cash dividends. Shares are acquired pursuant to the plan at a price equal to the prevailing market price of such shares, without payment of any brokerage commission or service charge.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by Simon during the quarter ended December 31, 2022.

Issuances Under Equity Compensation Plans

For information regarding the securities authorized for issuance under our equity compensation plans, see Item 12 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

There were no unregistered purchases of equity securities made by Simon during the quarter ended December 31, 2022.

The Operating Partnership

Market Information

There is no established trading market for units or preferred units.

Holders

The number of holders of record of units was 240 as of January 31, 2023.

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

Distributions during 2022 aggregated $6.90 per unit.  Distributions during 2021 aggregated $7.15 per unit.  On February 6, 2023, Simon’s Board of Directors declared a quarterly cash distribution for the first quarter of 2023 of $1.80 per unit, payable on March 31, 2023 to unitholders of record on March 10, 2023.  The distribution rate on the Operating Partnership’s units is equal to the dividend rate on Simon’s common stock.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended December 31, 2022.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2022, the Operating Partnership redeemed 810 units from a limited partner for $0.09 million in cash.

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of December 31, 2022, we owned or held an interest in 196 income-producing properties in the United States, which consisted of 94 malls, 69 Premium Outlets, 14 Mills, six lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. We also own an 80% noncontrolling interest in The Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at several properties in the North America, Europe and Asia. Internationally, as of December 31, 2022, we had ownership in 34 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of December 31, 2022, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 14 countries in Europe.

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

To support our growth, we employ a three-fold capital strategy:

●	provide the capital necessary to fund growth,
●	maintain sufficient flexibility to access capital in many forms, both public and private, including but not limited to, having in place, the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or the Credit Facility, its $3.5 billion supplemental unsecured revolving credit facility, or its Supplemental Facility, together, the Credit Facilities and its global unsecured commercial paper note program, or the Commercial Paper program, of $2.0 billion, or the non-U.S. dollar equivalent thereof, and
●	manage our overall financial structure in a fashion that preserves our investment grade credit ratings.

We consider FFO, comparable FFO, net operating income, or NOI, and portfolio NOI to be key measures of operating performance that are not specifically defined by accounting principles generally accepted in the United States, or GAAP. We use these measures internally to evaluate the operating performance of our portfolio and provide a basis for comparison with other real estate companies. Reconciliations of these measures to the most comparable GAAP measures are included below in this discussion.

COVID-19

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, or COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic had a material negative impact on economic and market conditions around the world. The impact of the COVID-19 pandemic continues to evolve and governments and other authorities, including where we own or hold interests in properties, have at times imposed measures intended to control its spread, including restrictions on freedom of movement, group gatherings and business operations such as travel bans, border closings, business closures, quarantines, stay-at-home, shelter-in-place orders, density limitations and social distancing measures. As a result of the COVID-19 pandemic and these measures, the Company has experienced and may continue to experience material impacts including changes in the ability to recognize revenue due to changes in our assessment of the probability of collection of lease income and asset impairment charges as a result of changing cash flows generated by our properties and investments.  Due to certain restrictive governmental orders placed on us, our domestic portfolio lost approximately 13,500 shopping days in 2020, the majority of which occurred in the second quarter.

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

As the economic environment has recovered from the pandemic, our operations have returned to more normalized pre-pandemic levels with respect to our operating expenses and capital spend.

Results Overview

Diluted earnings per share and diluted earnings per unit decreased $0.32 during 2022 to $6.52 as compared to $6.84 in 2021. The decrease in diluted earnings per share and diluted earnings per unit was primarily attributable to:

●	a non-cash gain in 2021 on acquisitions and disposals of $203.4 million, or $0.54 per diluted share/unit, related to the disposition of our interest in three properties of $176.8 million, or $0.47 per diluted share/unit, a non-cash gain on the consolidation of one property of $3.7 million, or $0.01 per diluted share/unit, and net gains of $21.0 million, or $0.06 per diluted share/unit, related to property insurance recoveries of previously depreciated assets, primarily due to hurricane, flood and wind storm damage,
●	a gain in 2021 on the disposal, exchange, or revaluation of equity interests of $178.7 million, or $0.48 per diluted share/unit, of which $159.8 million, or $0.43 per diluted share/unit, was non-cash,
●	decreased income from unconsolidated entities of $134.9 million, or $0.36 per diluted share/unit, the majority of which is due to unfavorable year-over-year operations from our other platform investments as well as the reversal of a previously established deferred tax liability at Klépierre in 2021 resulting in a non-cash gain, of which our share was $118.4 million, which is partially offset by improved operations and core fundamentals in our other unconsolidated entities and TRG,
●	an unrealized unfavorable change in fair value of publicly traded equity instruments of $53.1 million, or $0.14 per diluted share/unit, partially offset by
●	a non-cash gain in 2022 on the disposal, exchange, or revaluation of equity interests, net of $121.2 million, or $0.32 per diluted share/unit,
●	decreased tax expense of $73.7 million, or $0.20 per diluted share/unit, primarily due to unfavorable year-over-year operations from other platform investments and a favorable $32.0 million tax impact created by the lower gain on disposal, exchange, or revaluation of equity interests transactions noted above,
●	decreased interest expense in 2022 of $34.5 million, or $0.09 per diluted share/unit, primarily due to the early extinguishment of nine secured loans in the fourth quarter of 2021, the disposition of three retail properties in 2021, and the refinancing of two retail properties at lower interest rates in 2021, partially offset by an increase in interest rates as further discussed below,
●	a charge on early extinguishment of debt of $51.8 million, or $0.14 per diluted share/unit, in 2021, and
●	improved operating performance and solid core business fundamentals in 2022, as discussed below, and the impact of our acquisition, development and expansion activity.

Portfolio NOI increased 5.7% in 2022 as compared to 2021. Average base minimum rent for U.S. Malls and Premium Outlets increased 2.3% to $55.13 psf as of December 31, 2022, from $53.91 psf as of December 31, 2021. Ending occupancy for our U.S. Malls and Premium Outlets increased 1.5% to 94.9% as of December 31, 2022, from 93.4% as of December 31, 2021, primarily due to leasing activity, partially offset by 2021 tenant bankruptcy activity.

Our effective overall borrowing rate at December 31, 2022 on our consolidated indebtedness increased 36 basis points to 3.22% as compared to 2.86% at December 31, 2021. This increase was primarily due to an increase in the effective overall borrowing rate on variable rate debt of 273 basis points (3.93% at December 31, 2022 as compared to 1.20% at December 31, 2021) offset by a decrease in the effective overall borrowing rate on fixed rate debt of 13 basis points (3.15% at December 31, 2022 as compared to 3.28% at December 31, 2021).  The weighted average years to maturity of our consolidated indebtedness was 7.5 years and 7.8 years at December 31, 2022 and 2021, respectively.

Our financing activity for the year ended December 31, 2022 included:

●	increasing our Euro denominated borrowings by €750.0 million ($779.0 million U.S. dollar equivalent as of the issuance date) under the Supplemental Facility, and using the proceeds to repay €750.0 million ($777.1 million U.S. dollar equivalent as of the payoff date) of senior unsecured notes at maturity,

●	decreasing our borrowings under the Operating Partnership’s global unsecured commercial paper note program, or the Commercial Paper program, by $500.0 million, and
●	completing on January 11, 2022, the issuance of the following senior unsecured notes: $500 million with a floating interest rate of SOFR plus 43 basis points and $700 million with a fixed interest rate of 2.650%, with maturity dates of January 11, 2024 and February 1, 2032, respectively. The proceeds were used to repay $1.05 billion outstanding under the Supplemental Facility, on January 12, 2022.

United States Portfolio Data

The portfolio data discussed in this overview includes the following key operating statistics: ending occupancy, and average base minimum rent per square foot. We include acquired properties in this data beginning in the year of acquisition and remove disposed properties in the year of disposition. For comparative information purposes, we separate the information related to The Mills and TRG from our other U.S. operations. We also do not include any information for properties located outside the United States.

The following table sets forth these key operating statistics for the combined U.S. Malls and Premium Outlets:

●	properties that are consolidated in our consolidated financial statements,
●	properties we account for under the equity method of accounting as joint ventures, and
●	the foregoing two categories of properties on a total portfolio basis.

		%/Basis Point		%/Basis Point
	2022	Change (1)	2021	Change (1)	2020
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	94.9%	140 bps	93.5%	200 bps	91.5%
Unconsolidated	94.9%	180 bps	93.1%	220 bps	90.9%
Total Portfolio	94.9%	150 bps	93.4%	210 bps	91.3%
Average Base Minimum Rent per Square Foot
Consolidated	$53.95	2.6%	$52.59	-2.6%	$53.98
Unconsolidated	$58.36	1.4%	$57.55	-5.6%	$60.97
Total Portfolio	$55.13	2.3%	$53.91	-3.4%	$55.80
U.S. TRG:
Ending Occupancy	94.5%	330 bps	91.2%	60 bps	90.6%
Average Base Minimum Rent per Square Foot	$61.76	5.2%	$58.69	5.3%	$55.75
The Mills:
Ending Occupancy	98.2%	60 bps	97.6%	230 bps	95.3%
Average Base Minimum Rent per Square Foot	$34.89	3.2%	$33.80	0.1%	$33.77
(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the twelve months ended December 31, 2022, we signed 1,262 new leases and 1,517 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 9.1 million square feet, of which 7.0 million square feet related to consolidated properties. During 2021, we signed 992 new leases and 1,460 renewal leases with a fixed minimum rent, comprising approximately 8.3 million square feet, of which 6.5 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $55.41 per square foot in 2022 and $55.90 per square foot in 2021 with an average tenant allowance on new leases of $53.01 per square foot and $53.75 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	December 31,	%/basis point	December 31,	%/basis point	December 31,
	2022	Change	2021	Change	2020
Ending Occupancy	99.8%	0 bps	99.8%	+30 bps	99.5%
Average Base Minimum Rent per Square Foot	¥5,779	4.90%	¥5,509	1.14%	¥5,447

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

The following acquisitions, dispositions, and openings of noncontrolling interests in joint venture entities affected our income from unconsolidated entities in the comparative periods:

●	During the fourth quarter of 2022, we disposed of one retail property.
●	During the fourth quarter of 2022, we sold to ABG all of our interests in the licensing venture of Eddie Bauer for additional interests in ABG. Our noncontrolling interest in ABG is approximately 12.3% after this transaction.
●	On December 19, 2022, we completed the acquisition of a 50% noncontrolling legal ownership interest in Jamestown, a global real estate investment and asset management company, as well as separate interests in certain real estate and working capital, for total cash consideration of $173.4 million.
●	On November 3, 2022, we opened Fukaya-Hanazono Premium Outlets, a 296,300 square foot center in Fukaya City, Japan. We own a 40% interest in this center.
●	During the third quarter of 2022, we disposed of one retail property.

●	During the fourth quarter of 2021, we disposed of our noncontrolling interest in one retail property.
●	On December 20, 2021, we sold a portion of our interest in ABG for cash consideration of $65.5 million and purchased additional interests in ABG for cash consideration of $100.0 million.
●	On October 15, 2021, we opened Jeju Premium Outlets, a 92,000 square foot center in Jeju Province, South Korea. We own a 50% interest in this center.
●	On July 1, 2021, we sold to ABG all of our interests in the licensing ventures of Forever 21 and Brooks Brothers for additional interests in ABG.
●	On June 1, 2021, we and our partner, ABG, acquired the licensing rights of Eddie Bauer. Our noncontrolling interest in the licensing venture is 49% and was acquired for cash consideration of $100.8 million.
●	On April 12, 2021, we opened West Midlands Designer Outlet, a 197,000 square foot center in Cannock, United Kingdom. We own a 23.2% interest in this center.
●	In the first quarter of 2021, we and our partner, ABG, both acquired additional 12.5% interests in the licensing and operations of Forever 21 for $56.3 million bringing our interest to 50%. Subsequently the Forever 21 operations were merged into SPARC Group.
●	On December 29, 2020, we completed the acquisition of an 80% ownership interest in TRG.
●	On December 7, 2020, we and a group of co-investors acquired certain assets and liabilities of J.C. Penney, a department store retailer, out of bankruptcy. Our interest in the venture is 41.67%.
●	On June 23, 2020, we opened Siam Premium Outlets, a 264,000 square foot center in Bangkok, Thailand. We own a 50% interest in this center.
●	On February 19, 2020 we and a group of co-investors acquired certain assets and liabilities of Forever 21, a retailer of apparel and accessories, out of bankruptcy. The interests were acquired through two separate joint ventures, a licensing venture and an operating venture. Our interest in each of the retail operations venture and in the licensing venture is 37.5%.
●	On February 13, 2020 through our European investee, we opened Malaga Designer Outlet, a 191,000 square foot center in Malaga, Spain. We own a 46% interest in this center.
●	In January 2020, we acquired additional interests of 5.05% and 1.37% in SPARC Group, and ABG, respectively.

For the purposes of the following comparisons between the years ended December 31, 2022 and 2021 and the years ended December 31, 2021 and 2020, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned and operated in both years in the year to year comparisons.

Year Ended December 31, 2022 vs. Year Ended December 31, 2021

Lease income increased $168.5 million, of which the property transactions accounted for a $23.2 million decrease.  Comparable lease income increased $191.7 million, or 4.1%.  Total lease income increased primarily due to an increase in fixed lease income of $156.6 million primarily due to an increase in fixed minimum lease consideration, higher occupancy, and an increase in variable lease income of $11.9 million primarily related to higher consideration based on tenant sales.

Total other income decreased $4.2 million, primarily due to a decrease in lease settlement income of $38.8 million, a $14.9 million gain from the sale of our interest in a multi-family residential property in 2021, and a $6.8 million non-cash dilution gain on a non-retail investment in 2021, partially offset by an $20.8 million increase in fee and other income, a $17.9 million increase related to Simon Brand Ventures and gift card revenues, a $9.8 million increase related to land sale activity and a $7.8 million increase in interest income.

Property operating expenses increased $48.4 million primarily due to the return to a more normalized operating environment following the peak of the COVID pandemic.

Other expense increased $11.7 million primarily due to an increase in legal fees and foreign currency revaluations.

Interest expense decreased $34.5 million primarily related to the early extinguishment of nine secured loans, the disposition of three retail properties, and the refinancing of two retail properties at lower interest rates in 2021, partially offset by the issuances of Euro and USD bonds and interest increases due to variable rates in 2022.

During 2021, we recorded a loss on extinguishment of debt of $51.8 million as a result of the early redemption of unsecured notes and the payoff of mortgages at nine properties.

During 2022, we recorded a $159.0 million non-cash gain as a result of the sale to ABG of all of our interests in the Eddie Bauer licensing venture for additional interests in ABG, partially offset by a loss of $37.8 million on the revaluation or disposal of other investments. During 2021, we recorded a non-cash gain of $159.8 million as a result of the sale to ABG of all of our interests in the licensing ventures of Forever 21 and Brooks Brothers for additional interests in ABG and a gain on the sale of a portion of our interest in ABG of $18.8 million, as discussed further in Note 6.

Income and other tax expense decreased $73.7 million due to the impact in 2021 on deferred tax expense as a result of the ABG transaction noted above, which had a non-cash tax impact of $55.9 million, offset by the impact in 2022 on deferred tax expense of the 2022 ABG transaction noted above, which had a non-cash tax impact of $39.7 million, and lower tax expense in 2022 on our share of operating results from our other platform investments.

Income from unconsolidated entities decreased $134.9 million primarily due to unfavorable results of operations year over year from our other platform investments of $216.1 million, as well as the reversal in 2021 of a previously established deferred tax liability at Klépierre resulting in a non-cash gain, of which our share was $118.4 million, partially offset by favorable year over year results of operations across the properties and TRG in 2022.

During 2022, we recorded a $19.9 million gain on the disposition of one unconsolidated property, a $2.1 million gain related to excess insurance proceeds and a $1.3 million gain on the disposition of certain assets by Klépierre, partially offset by a $17.7 million loss primarily related to the disposition of one consolidated property.  During 2021, we recorded gains of $184.0 million related to the disposition of three consolidated properties, our interest in one unconsolidated property and the impact from the consolidation of one property that was previously unconsolidated, and gains of $21.2 million related to property insurance recoveries of previously depreciated assets.

Simon’s net income attributable to noncontrolling interests decreased $6.2 million due to a decrease in the net income of the Operating Partnership.

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

General and administrative expense increased $7.8 million primarily due to an increase in compensation.

Other expense increased $2.8 million primarily due to an increase in the write-off of development projects we are no longer intending to pursue, partially offset by a decrease related to legal fees.

During 2021, we recorded a loss on extinguishment of debt of $51.8 million as a result of the early redemption of unsecured notes and the payoff of mortgages at nine properties.

During 2021, we recorded gains on sale or exchange of equity interests of $178.7 million as a result of the contribution to ABG of all of our interests in the licensing ventures of Forever 21 and Brooks Brothers in exchange for additional interests in ABG and the sale of a portion of our interest in ABG, as discussed further in Note 6.

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

Liquidity and Capital Resources

Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised 9.0% of our total consolidated debt at December 31, 2022. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $4.2 billion in the aggregate during 2022. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents increased $87.7 million during 2022 to $621.6 million as of December 31, 2022 as further discussed below.

On December 31, 2022, we had an aggregate available borrowing capacity of approximately $6.6 billion under the Facilities, net of outstanding borrowings of $927.8 million and letters of credit of $10.0 million. For the year ended December 31, 2022, the maximum aggregate outstanding balance under the Credit Facilities was $1.2 billion and the weighted average outstanding balance was $260.7 million. The weighted average interest rate was 2.15% for the year ended December 31, 2022.

Simon has historically had access to public equity markets and the Operating Partnership has historically had access to private and public, short and long-term unsecured debt markets and access to secured debt and private equity from institutional investors at the property level.

Our business model and Simon’s status as a REIT require us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. Simon may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand and availability under the Credit Facilities and the Commercial Paper program to address our debt maturities and capital needs through 2023.

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $4.2 billion during 2022. In addition, we had net repayments of debt from our debt financing and repayment activities of $0.3 billion in 2022. These activities are further discussed below under “Financing and Debt.” During 2022, we also:

●	funded the acquisition of a noncontrolling interest in Jamestown for cash consideration of $173.4 million,
●	paid stockholder dividends and unitholder distributions totaling approximately $2.6 billion and preferred unit distributions totaling $5.3 million,
●	funded consolidated capital expenditures of $650.0 million (including development and other costs of $108.2 million, redevelopment and expansion costs of $282.5 million, and tenant costs and other operational capital expenditures of $259.3 million),
●	funded investments in unconsolidated entities of $235.8 million, and
●	funded the repurchase of $180.4 million of Simon’s common stock.

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

We expect to generate positive cash flow from operations in 2023, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our tenants. A significant deterioration in projected cash flows from operations, could cause us to increase our reliance on available funds from the Credit Facilities and Commercial Paper program, further curtail planned capital expenditures, or seek other additional sources of financing.

Financing and Debt

Unsecured Debt

At December 31, 2022, our unsecured debt consisted of $18.6 billion of senior unsecured notes of the Operating Partnership, $125.0 million outstanding under the Credit Facility, and $802.8 million (U.S. dollar equivalent) of Euro-denominated borrowings outstanding under the Supplemental Facility.

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

On December 31, 2022 we had an aggregate available borrowing capacity of $6.6 billion under the Facilities. The maximum aggregate outstanding balance under the Facilities during the year ended December 31, 2022 was $1.2 billion and the weighted average outstanding balance was $260.7 million. Letters of credit of $10.0 million were outstanding under the Facilities as of December 31, 2022.

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness.  The Commercial Paper program is supported by the Credit Facilities, and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On December 31, 2022, we had no outstanding balance under the Commercial Paper program.  Borrowings under the Commercial Paper program reduce amounts otherwise available under the Credit Facilities.

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

On November 16, 2022, the Operating Partnership drew €750.0 million ($779.0 million U.S. dollar equivalent) under the Supplemental Facility and used the proceeds on November 17, 2022 to repay €750.0 million ($777.1 million U.S. dollar equivalent) of senior unsecured notes at maturity.

Subsequent to December 31, 2022, the Operating Partnership completed interest rate swap agreements with a combined notional value at €750.0 million to swap the interest rate of the Euro denominated borrowings outstanding under the Supplemental Facility to an all-in fixed rate of 3.81%. This interest rate swap matures on January 17, 2024.

Mortgage Debt

Total mortgage indebtedness was $5.5 billion and $5.4 billion at December 31, 2022 and 2021, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of December 31, 2022, we were in compliance with all covenants of our unsecured debt.

At December 31, 2022, our consolidated subsidiaries were the borrowers under 38 non-recourse mortgage notes secured by mortgages on 41 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At December 31, 2022, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of December 31, 2022 and 2021, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	December 31, 2022	Interest Rate(1)	December 31, 2021	Interest Rate(1)
Fixed Rate	$22,673,703	3.15%	$23,364,566	2.99%
Variable Rate	2,286,583	3.93%	1,956,456	1.22%
	$24,960,286	3.22%	$25,321,022	2.86%
(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations and Off-balance Sheet Arrangements

In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of December 31, 2022, and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities:

	2023	2024-2025	2026-2027	After 2027	Total
Long Term Debt (1)	$1,342,656	$5,988,390	$7,202,582	$10,501,408	$25,035,036
Interest Payments (2)	803,119	1,343,300	870,646	3,527,289	6,544,353
Consolidated Capital Expenditure Commitments (3)	192,707	—	—	—	192,707
Lease Commitments (4)	33,163	61,443	61,510	828,521	984,637
(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	Variable rate interest payments are estimated based on the LIBOR or other applicable rate at December 31, 2022.
(3)	Represents contractual commitments for capital projects and services at December 31, 2022. Our share of estimated 2023 development, redevelopment and expansion activity is further discussed below under “Development Activity”.
(4)	Represents only the minimum non-cancellable lease period, excluding applicable lease extension and renewal options, unless reasonably certain of exercise.

Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 6 of the notes to the consolidated financial statements. Our joint ventures typically fund their cash needs through secured non-recourse debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of December 31, 2022, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $128.0 million. Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

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

The Company sponsored, through a wholly-owned subsidiary, a special purpose acquisition corporation, or SPAC, named Simon Property Group Acquisition Holdings, Inc. On February 18, 2021 the SPAC announced the pricing of its initial public offering, which was consummated on February 23, 2021, generating gross proceeds of $345.0 million.  The SPAC was a consolidated VIE which was formed for the purpose of effecting a business combination and was targeting innovative businesses that operate within Simon’s “Live, Work, Play, Stay, Shop” ecosystem.

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

In December 2022, the SPAC was liquidated and dissolved.  In connection with this event, we recorded a loss of $10.2 million, representing our sponsor investment in the SPAC.

During 2022, we disposed of our interest in one consolidated retail property. The proceeds from this transaction were $59.0 million, resulting in a loss of $15.6 million. We also recorded a non-cash gain of $19.9 million related to the disposition of one unconsolidated retail property in satisfaction of its $99.6 million non-recourse mortgage loan. These are included in a gain on acquisitions of controlling interest, sale or disposal of, or recovery on, assets and interest in unconsolidated entities and impairment, net in the accompanying consolidated statement of operations and comprehensive income.

During 2021, we recorded net gains of $176.8 million primarily related to disposition activity which included the foreclosure of three consolidated retail properties in satisfaction of their respective $180.0 million, $120.9 million and $100.0 million non-recourse mortgage loans. We also disposed of our interest in an unconsolidated property resulting in a gain of $3.4 million.

Joint Venture Formation Activity and Other Investment Activity

On December 19, 2022, we completed the acquisition of a 50% noncontrolling legal ownership interest in Jamestown, a global real estate investment and asset management company, as well as separate interests in certain real estate and working capital, for total cash consideration of $173.4 million.

During the fourth quarter of 2022, we sold to ABG our interests in the licensing venture of Eddie Bauer for additional interests in ABG. As a result, in the fourth quarter of 2022, we recognized a non-cash pre-tax gain of $159.0 million, representing the difference between the fair value of the interests received and the $98.8 million carrying value of the intellectual property licensing venture less costs to sell. On July 1, 2021, we sold to ABG all of our interests in both the Forever 21 and Brooks Brothers licensing ventures for additional interests in ABG. As a result, in the third quarter of 2021, we recognized a non-cash pre-tax gain of $159.8 million, representing the difference between the fair value of the interests received and the $102.7 million carrying value of the intellectual property licensing ventures less costs to sell. On December 20, 2021, we sold a portion of our interest in ABG, resulting in a pre-tax gain of $18.8 million. In connection with this transaction, we recorded tax expense of $8.0 million which is included in income and other tax (expense) benefit in the consolidated statements of operations and comprehensive income. Subsequently, we acquired additional interests in ABG for cash consideration of $100.0 million. At December 31, 2022, our interest in ABG was approximately 12.3%.

During the first quarter of 2022, SPARC Group acquired certain assets and operations of Reebok and entered into a long-term strategic partnership with ABG to become the core licensee and operating partner for Reebok in the United States.

On June 1, 2021, we and our partner, ABG, acquired the intellectual property of Eddie Bauer. Our noncontrolling interest in the licensing venture is 49% and was acquired for cash consideration of $100.8 million.

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

Construction continues on certain redevelopment and new development projects in the U.S. and internationally that are nearing completion.  Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $980 million.  Simon’s share of remaining net cash funding required to complete the new development and redevelopment projects currently under construction is approximately $239 million.  We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 7-10% for all of our new development, expansion and redevelopment projects.

Summary of Capital Expenditures.  The following table summarizes total capital expenditures on consolidated properties on a cash basis (in millions):

	2022	2021	2020
New Developments	$108	$96	$27
Redevelopments and Expansions	283	300	399

Tenant Allowances	207	127	53
Operational Capital Expenditures	52	5	5
Total	$650	$528	$484

International Development Activity

We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material. We expect our share of estimated committed capital for international development projects to be completed with projected delivery in 2023 or 2024 is $199 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes recently completed and new development and expansion projects as well as our share of the estimated total cost as of December 31, 2022 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected/Actual
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
New Development Projects:
Fukaya-Hanazono Premium Outlets	Fukaya City, Japan	296,300	40%	JPY	6,153	$46.9	Opened Oct. - 2022
Paris-Giverny Designer Outlet	Vernon (Normandy), France	228,000	74%	EUR	128.9	$137.9	Apr. - 2023
Expansion:
Busan Premium Outlet Phase 2	Busan, South Korea	194,000	50%	KRW	72,933	$57.8	Oct. - 2024
(1)	USD equivalent based upon December 31, 2022 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $1.80 per share in the fourth quarter of 2022 and $6.90 per share for the year ended December 31, 2022. The Operating Partnership paid distributions per unit for the same amounts. In 2021, Simon paid dividends of $1.65 and $7.15 per share for the three and twelve month periods ended December 31, 2021, respectively. The Operating Partnership paid distributions per unit for the same amounts. On February 6, 2023, Simon’s Board of Directors declared a quarterly cash dividend for the first quarter of 2023 of $1.80 per share, payable on March 31, 2023 to shareholders of record on March 10, 2023.  The distribution rate on units is equal to the dividend rate on common stock. In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On May 9, 2022, Simon's Board of Directors authorized a common stock repurchase plan.  Under the plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period commencing on May 16, 2022 and ending on May 16, 2024 in the open market or in privately negotiated transactions as market conditions warrant.  During the year ended December 31, 2022, Simon purchased 1,830,022 shares at an average price of $98.57 per share.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

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

Forward-Looking Statements

Certain statements made in this press release may be deemed "forward–looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in any forward–looking statements are based on reasonable assumptions, the Company can give no assurance that its expectations will be attained, and it is possible that the Company's actual results may differ materially from those indicated by these forward–looking statements due to a variety of risks, uncertainties, and other factors. Such factors include, but are not limited to: changes in economic and market conditions that may adversely affect the general retail environment, including but not limited to those caused by inflation, recessionary pressures, wars, such as in Ukraine, and supply chain disruptions; the inability to renew leases and relet vacant space at existing properties on favorable terms; the potential loss of anchor stores or major tenants; the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise; an increase in vacant space at our properties; the potential for violence, civil unrest, criminal activity or terrorist activities at our properties;  natural disasters; the availability of comprehensive insurance coverage; the intensely competitive market environment in the retail industry, including e-commerce; security breaches that could compromise our information technology or infrastructure; the increased focus on ESG metrics and reporting; environmental liabilities; our international activities subjecting us to risks that are different from or greater than those associated with our domestic operations, including changes in foreign exchange rates; our continued ability to maintain our status as a REIT; changes in tax laws or regulations that result in adverse tax consequences; risks associated with the acquisition, development, redevelopment, expansion, leasing and management of properties; the inability to lease newly developed properties on favorable terms; the loss of key management personnel; uncertainties regarding the impact of pandemics, epidemics or public health crises, and the associated governmental restrictions on our business, financial condition, results of operations, cash flow and liquidity; changes in market rates of interest; the impact of our substantial indebtedness on our future operations, including covenants in the governing agreements that impose restrictions on us that may affect our ability to operate freely; any disruption in the financial markets that may adversely affect our ability to access capital for growth and satisfy our ongoing debt service requirements; any change in our credit rating; risks relating to our joint venture properties, including guarantees of certain joint venture indebtedness; and general risks related to real estate investments, including the illiquidity of real estate investments. The Company discusses these and other risks and uncertainties under the heading "Risk Factors" in Part 1, Item 1A of the Annual Report on Form 10-K.  The Company may update that discussion in subsequent other periodic reports, but except as required by law, the Company undertakes no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

Non-GAAP Financial Measures

Industry practice is to evaluate real estate properties in part based on performance measures such as FFO, comparable FFO, diluted FFO per share, NOI, and portfolio NOI. We believe that these non-GAAP measures are helpful to investors because they are widely recognized measures of the performance of REITs and provide a relevant basis for comparison among REITs. We also use these measures internally to measure the operating performance of our portfolio.

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

The following schedule reconciles total FFO and comparable FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	2022	2021	2020

	(in thousands)
Consolidated Net Income	$2,452,385	$2,568,707	$1,277,324
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	1,214,441	1,254,039	1,308,419
Our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments (A)	845,784	887,390	536,133
(Gain) loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(5,647)	(206,855)	114,960
Unrealized losses in fair value of publicly traded equity instruments, net, excluded from FFO (B)	—	3,177	19,632
Net (income) loss attributable to noncontrolling interest holders in properties	(2,738)	6,053	4,378
Noncontrolling interests portion of depreciation and amortization, gain on consolidation of properties, and gain on disposal of properties	(18,234)	(20,295)	(18,631)
Preferred distributions and dividends	(5,252)	(5,252)	(5,252)
FFO of the Operating Partnership	$4,480,739	$4,486,964	$3,236,963
Unrealized losses in fair value of publicly traded equity instruments, net, included in FFO (B)	61,204	4,918	$—
Non-cash gain related to the reversal of a deferred tax liability within an international investment	—	(118,428)	—
Gain on disposal, exchange, or revaluation of equity interests, net (after tax)	(88,314)	(122,763)	—
Debt related charges	—	51,841	—
Comparable FFO of the Operating Partnership	$4,453,629	$4,302,532	$3,236,963
FFO allocable to limited partners	564,946	564,407	424,063
Dilutive FFO allocable to common stockholders	$3,915,793	$3,922,557	$2,812,900
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$6.52	$6.84	$3.59
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments, net of noncontrolling interests portion of depreciation and amortization (A)	5.44	5.64	5.14
(Gain) loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(0.01)	(0.55)	0.32
Unrealized losses in fair value of publicly traded equity instruments, net, excluded from FFO (B)	—	0.01	0.06
Diluted FFO per share	$11.95	$11.94	$9.11
Unrealized losses in fair value of publicly traded equity instruments, net, included in FFO (B)	0.16	0.01	$—
Non-cash gain related to the reversal of a deferred tax liability within an international investment	—	(0.32)	—
Gain on disposal, exchange, or revaluation of equity interests, net (after tax)	(0.24)	(0.33)	—
Debt related charges	—	0.14	—
Comparable FFO per share	$11.87	$11.44	$9.11
Basic and Diluted weighted average shares outstanding	327,817	328,587	308,738
Weighted average limited partnership units outstanding	47,295	47,280	46,544
Basic and Diluted weighted average shares and units outstanding	375,112	375,867	355,282
(A)	The twelve months ended December 31, 2022 and 2021 include amortization of our excess investment in TRG of $195.3 million and $201.7 million, respectively. The three months ended December 31, 2021 includes $56.6 million of additional amortization expense related to the nine months ended September 30, 2021 as a result of the finalization of purchase accounting.
(B)	Unrealized losses in fair value of publicly traded equity instruments, net, excluded from FFO relate to mark-to-market adjustments of retail real estate. Unrealized losses in fair value of publicly traded equity instruments, net, included in FFO relate to mark-to-market adjustments of non-retail real estate.

The following schedule reconciles consolidated net income to our beneficial share of NOI.

	For the Year
	Ended December 31,
	2022	2021

	(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$2,452,385	$2,568,707
Income and other tax expense	83,512	157,199
Gain on disposal, exchange, or revaluation of equity interests, net	(121,177)	(178,672)
Interest expense	761,253	795,712
Income from unconsolidated entities	(647,977)	(782,837)
Loss on extinguishment of debt	--	51,841
Unrealized losses in fair value of publicly traded equity instruments, net	61,204	8,095
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(5,647)	(206,855)
Operating Income Before Other Items	2,583,553	2,413,190
Depreciation and amortization	1,227,371	1,262,715
Home and regional office costs	184,592	184,660
General and administrative	34,971	30,339
Other expenses (1)	13,413	19,811
NOI of consolidated entities	$4,043,900	$3,910,715
Less: Noncontrolling interest partners share of NOI	(27,685)	(20,720)
Beneficial NOI of consolidated entities	$4,016,215	$3,889,995
Reconciliation of NOI of unconsolidated entities:
Net Income	$807,435	$668,061
Interest expense	599,245	605,591
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	(50,336)	(34,814)
Operating Income Before Other Items	1,356,344	1,238,838
Depreciation and amortization	666,762	686,790
Other expenses (1)	1,309	26,013
NOI of unconsolidated entities	$2,024,415	$1,951,641
Less: Joint Venture partners share of NOI	(1,059,095)	(1,021,839)
Beneficial NOI of unconsolidated entities	$965,320	$929,802
Add: Beneficial interest of NOI from TRG	474,214	430,965
Add: Beneficial interest of NOI from Other Platform Investments and Investments	604,750	743,213
Beneficial interest of Combined NOI	$6,060,499	$5,993,975
Less: Beneficial interest of Corporate and Other NOI Sources (2)	138,315	230,046
Less: Beneficial interest of NOI from Other Platform Investments (3)	355,019	533,299
Less: Beneficial interest of NOI from Investments (4)	230,984	182,422
Beneficial interest of Portfolio NOI	$5,336,181	$5,048,208
Beneficial interest of Portfolio NOI Change	5.7%
(1)	Represents the write-off of pre-development costs, our beneficial interest of which was $11.4 million and $18.3 million with respect to consolidated entities and $0.4 million and $13.0 million with respect to our share of unconsolidated entities, for the year ended December 31, 2022 and 2021, respectively.
(2)	Includes income components excluded from portfolio NOI and domestic property NOI (domestic lease termination income, interest income, land sale gains, straight line lease income, above/below market lease adjustments), Simon management company revenues, foreign exchange impact, and other assets.
(3)	Other Platform Investments include J.C. Penney, SPARC, ABG, and RGG.
(4)	Includes our share of NOI of Klépierre (at constant currency) and other corporate investments.

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

Our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily SOFR and LIBOR. Based upon consolidated indebtedness and interest rates at December 31, 2022, a 50 basis point increase in the market rates of interest would decrease future earnings and cash flows by approximately $11.5 million, and would decrease the fair value of debt by approximately $721.7 million.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Simon Property Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Simon Property Group, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Simon Property Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 23, 2023, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Indianapolis, Indiana February 23, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Simon Property Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simon Property Group, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 23, 2023, expressed an unqualified opinion thereon.

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

Evaluation of Investment Properties for Impairment
Description of the Matter

At December 31, 2022, the Company’s consolidated net investment properties totaled $21.8 billion. As discussed in Note 3 to the consolidated financial statements, the Company reviews investment properties for impairment on a property-by-property basis to identify and evaluate events or changes in circumstances that indicate the carrying value of an investment property may not be recoverable. The Company estimates undiscounted cash flows of an investment property using observable and unobservable inputs such as historical and forecasted cash flows, operating income before depreciation and amortization, estimated capitalization rates, leasing prospects and local market information.

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

Evaluation of Investments in Unconsolidated Entities for Impairment
Description of the Matter

At December 31, 2022, the carrying value of the Company’s investments in unconsolidated entities and its investments in Klépierre and TRG totaled $8.1 billion. As explained in Note 3 to the consolidated financial statements, the Company reviews investments in unconsolidated entities for impairment if events or changes in circumstances indicate that the carrying value of an investment in an unconsolidated entity may not be recoverable. To identify and evaluate whether an other-than-temporary decline in the fair value of an investment below its carrying value has occurred, the Company assesses economic and operating conditions that may affect the fair value of the investment. The evaluation of operating conditions may include developing estimates of forecasted cash flows or operating income before depreciation and amortization to support the recoverability of the carrying amount of the investment. When required, the Company estimates the fair value of an investment and assesses whether any impairment is other than temporary using observable and unobservable inputs such as historical and forecasted cash flows or operating income before depreciation and amortization, estimated capitalization and discount rates, or relevant market multiples, leasing prospects and local market information.

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

Indianapolis, Indiana February 23, 2023

Report of Independent Registered Public Accounting Firm

To the Partners of Simon Property Group, L.P. and the Board of Directors of Simon Property Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Simon Property Group, L.P.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Simon Property Group, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 23, 2023, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Indianapolis, Indiana February 23, 2023

Report of Independent Registered Public Accounting Firm

To the Partners of Simon Property Group, L.P. and the Board of Directors of Simon Property Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simon Property Group, L.P. (the Partnership) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 23, 2023, expressed an unqualified opinion thereon.

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

Evaluation of Investment Properties for Impairment
Description of the Matter

At December 31, 2022, the Partnership’s consolidated net investment properties totaled $21.8 billion. As discussed in Note 3 to the consolidated financial statements, the Partnership reviews investment properties for impairment on a property-by-property basis to identify and evaluate events or changes in circumstances that indicate the carrying value of an investment property may not be recoverable. The Partnership estimates undiscounted cash flows of an investment property using observable and unobservable inputs such as historical and forecasted cash flows, operating income before depreciation and amortization, estimated capitalization rates, leasing prospects and local market information.

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

Evaluation of Investments in Unconsolidated Entities for Impairment
Description of the Matter

At December 31, 2022, the carrying value of the Partnership’s investments in unconsolidated entities and its investments in Klépierre and TRG totaled $8.1 billion. As explained in Note 3 to the consolidated financial statements, the Partnership reviews investments in unconsolidated entities for impairment if events or changes in circumstances indicate that the carrying value of an investment in an unconsolidated entity may not be recoverable. To identify and evaluate whether an other-than-temporary decline in the fair value of an investment below its carrying value has occurred, the Partnership assesses economic and operating conditions that may affect the fair value of the investment. The evaluation of operating conditions may include developing estimates of forecasted cash flows or operating income before depreciation and amortization to support the recoverability of the carrying amount of the investment. When required, the Partnership estimates the fair value of an investment and assesses whether any impairment is other than temporary using observable and unobservable inputs such as historical and forecasted cash flows or operating income before depreciation and amortization, estimated capitalization and discount rates, or relevant market multiples, leasing prospects and local market information.

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

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2002. Indianapolis, Indiana February 23, 2023

Simon Property Group, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	December 31,	December 31,
	2022	2021
ASSETS:
Investment properties, at cost	$38,326,912	$37,932,366
Less - accumulated depreciation	16,563,749	15,621,127
	21,763,163	22,311,239
Cash and cash equivalents	621,628	533,936
Tenant receivables and accrued revenue, net	823,540	919,654
Investment in TRG, at equity	3,074,345	3,305,102
Investment in Klépierre, at equity	1,561,112	1,661,943
Investment in other unconsolidated entities, at equity	3,511,263	3,075,375
Right-of-use assets, net	496,930	504,119
Investments held in trust - special purpose acquisition company	-	345,000
Deferred costs and other assets	1,159,293	1,121,011
Total assets	$33,011,274	$33,777,379
LIABILITIES:
Mortgages and unsecured indebtedness	$24,960,286	$25,321,022
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,491,583	1,433,216
Cash distributions and losses in unconsolidated entities, at equity	1,699,828	1,573,105
Dividend payable	1,997	1,468
Lease liabilities	497,953	506,931
Other liabilities	535,736	540,912
Total liabilities	29,187,383	29,376,654
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests	212,239	547,740
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	41,435	41,763
Common stock, $0.0001 par value, 511,990,000 shares authorized, 342,905,419 and 342,907,608 issued and outstanding, respectively	34	34
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	11,232,881	11,212,990
Accumulated deficit	(5,926,974)	(5,823,708)
Accumulated other comprehensive loss	(164,873)	(185,186)
Common stock held in treasury, at cost, 15,959,628 and 14,295,983 shares, respectively	(2,043,979)	(1,884,441)
Total stockholders’ equity	3,138,524	3,361,452
Noncontrolling interests	473,128	491,533
Total equity	3,611,652	3,852,985
Total liabilities and equity	$33,011,274	$33,777,379

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Year
	Ended December 31,
	2022	2021	2020
REVENUE:
Lease income	$4,905,175	$4,736,719	$4,302,367
Management fees and other revenues	116,904	106,483	96,882
Other income	269,368	273,587	208,254
Total revenue	5,291,447	5,116,789	4,607,503
EXPENSES:
Property operating	464,135	415,720	349,154
Depreciation and amortization	1,227,371	1,262,715	1,318,008
Real estate taxes	443,224	458,953	457,142
Repairs and maintenance	93,595	96,391	80,858
Advertising and promotion	107,793	114,303	98,613
Home and regional office costs	184,592	184,660	171,668
General and administrative	34,971	30,339	22,572
Other	152,213	140,518	137,679
Total operating expenses	2,707,894	2,703,599	2,635,694
OPERATING INCOME BEFORE OTHER ITEMS	2,583,553	2,413,190	1,971,809
Interest expense	(761,253)	(795,712)	(784,400)
Loss on extinguishment of debt	-	(51,841)	—
Gain on disposal, exchange, or revaluation of equity interests, net (Notes 3 and 6)	121,177	178,672	—
Income and other tax (expense) benefit	(83,512)	(157,199)	4,637
Income from unconsolidated entities	647,977	782,837	219,870
Unrealized losses in fair value of publicly traded equity instruments, net	(61,204)	(8,095)	(19,632)
Gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	5,647	206,855	(114,960)
CONSOLIDATED NET INCOME	2,452,385	2,568,707	1,277,324
Net income attributable to noncontrolling interests	312,850	319,076	164,760
Preferred dividends	3,337	3,337	3,337
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,136,198	$2,246,294	$1,109,227
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$6.52	$6.84	$3.59

Consolidated Net Income	$2,452,385	$2,568,707	$1,277,324
Unrealized gain (loss) on derivative hedge agreements	54,808	51,114	(106,548)
Net gain reclassified from accumulated other comprehensive loss into earnings	(1,595)	(7,285)	(106)
Currency translation adjustments	(28,119)	(38,772)	27,288
Changes in available-for-sale securities and other	(2,009)	(1,014)	180
Comprehensive income	2,475,470	2,572,750	1,198,138
Comprehensive income attributable to noncontrolling interests	315,622	319,629	155,646
Comprehensive income attributable to common stockholders	$2,159,848	$2,253,121	$1,042,492

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year
	Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$2,452,385	$2,568,707	$1,277,324
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	1,292,113	1,325,895	1,354,991
Loss on debt extinguishment	—	51,841	—
(Gain) loss on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(5,647)	(206,855)	114,960
Gain on disposal, exchange, or revaluation of equity interests, net	(121,177)	(178,672)	—
Unrealized losses in fair value of publicly traded equity instruments, net	61,204	8,095	19,632
Straight-line lease loss	25,234	22,619	19,950
Equity in income of unconsolidated entities	(647,977)	(782,837)	(219,870)
Distributions of income from unconsolidated entities	561,583	436,881	184,733
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	63,350	265,352	(415,911)
Deferred costs and other assets	(104,567)	(77,592)	(28,191)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	190,103	203,968	19,080
Net cash provided by operating activities	3,766,604	3,637,402	2,326,698
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(203,364)	(257,080)	(3,606,694)
Funding of loans to related parties	(132,857)	(15,848)	(8,236)
Repayments of loans to related parties	82,371	14,027	—
Capital expenditures, net	(650,024)	(527,935)	(484,119)
Cash impact from the consolidation of properties	20,988	5,595	—
Net proceeds from sale of assets	59,658	3,000	33,418
Investments in unconsolidated entities	(235,792)	(56,901)	(191,368)
Purchase of equity instruments	(66,140)	(33,605)	(32,955)
Proceeds from sales of equity instruments	26,086	65,504	30,000
Insurance proceeds for property restoration	—	7,200	31,198
Distributions of capital from unconsolidated entities and other	472,510	243,279	250,358
Net cash used in investing activities	(626,564)	(552,764)	(3,978,398)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(328)	(328)	1,556,148
Purchase of shares related to stock grant recipients' tax withholdings	(6,788)	(2,318)	(854)
Redemption of limited partner units	(1,852)	(2,220)	(16,106)
Purchase of treasury stock	(180,387)	—	(152,589)
Proceeds from the special purpose acquisition company IPO, net of transaction costs	—	338,121	—
Proceeds from (establishment of) trust account for special purpose acquisition company	345,000	(345,000)	—
Liquidiation of special purpose acquisition company	(345,000)	—	—
Distributions to noncontrolling interest holders in properties	(27,741)	(5,024)	(8,271)
Contributions from noncontrolling interest holders in properties	29,681	20,902	220
Preferred distributions of the Operating Partnership	(1,915)	(1,915)	(1,915)
Distributions to stockholders and preferred dividends	(2,264,007)	(2,351,764)	(1,443,183)
Distributions to limited partners	(326,550)	(337,021)	(219,095)
Cash paid to extinguish debt	—	(50,156)	—
Proceeds from issuance of debt, net of transaction costs	3,449,403	9,251,217	15,234,860
Repayments of debt	(3,721,864)	(10,076,809)	(12,955,275)
Net cash used in financing activities	(3,052,348)	(3,562,315)	1,993,940
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	87,692	(477,677)	342,240
CASH AND CASH EQUIVALENTS, beginning of period	533,936	1,011,613	669,373
CASH AND CASH EQUIVALENTS, end of period	$621,628	$533,936	$1,011,613

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated Other
			Comprehensive	Capital in		Common Stock
	Preferred	Common	Income	Excess of Par	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	(Loss)	Value	Deficit	Treasury	Interests	Equity

Balance at December 31, 2019	$42,420	$32	$(118,604)	$9,756,073	$(5,379,952)	$(1,773,571)	$384,852	$2,911,250
Exchange of limited partner units (293,204 common shares, Note 8)				2,028			(2,028)	—
Issuance of limited partner units (955,705 units)							79,601	79,601
Public offering of common stock (22,137,500 common shares)		2		1,556,477			—	1,556,479
Series J preferred stock premium amortization	(329)							(329)
Stock incentive program (462,967 common shares, net)				(35,662)		35,662		—
Redemption of limited partner units (116,658 units)				(15,163)			(943)	(16,106)
Amortization of stock incentive				11,660				11,660
Treasury stock purchase (1,245,654 shares)						(152,590)		(152,590)
Long-term incentive performance units							2,331	2,331
Issuance of unit equivalents and other (15,561 common shares repurchased)				30	34,894	(853)	(3,582)	30,489
Unrealized loss on hedging activities			(92,834)				(13,714)	(106,548)
Currency translation adjustments			22,694				4,594	27,288
Changes in available-for-sale securities and other			162				18	180
Net gain reclassified from accumulated other comprehensive loss into earnings			(93)				(13)	(106)
Other comprehensive income			(70,071)				(9,115)	(79,186)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				(95,755)			95,755	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(1,869,820)		(279,379)	(2,149,199)
Distribution to other noncontrolling interest partners							(3,507)	(3,507)
Net income, excluding $1,915 attributable to preferred interests in the Operating Partnership and a $6,044 loss attributable to noncontrolling redeemable interests in properties					1,112,564		168,889	1,281,453
Balance at December 31, 2020	$42,091	$34	$(188,675)	$11,179,688	$(6,102,314)	$(1,891,352)	$432,874	$3,472,346
Exchange of limited partner units (58,571 common shares, Note 8)				539			(539)	—
Series J preferred stock premium amortization	(328)							(328)
Stock incentive program (80,012 common shares, net)				(9,229)		9,229		—
Redemption of limited partner units (15,705 units)				(2,061)			(159)	(2,220)
Amortization of stock incentive				19,673				19,673
Long-term incentive performance units							17,755	17,755
Issuance of unit equivalents and other (20,374 common shares repurchased)				5,760	(44,319)	(2,318)	18,494	(22,383)
Unrealized gain on hedging activities			44,676				6,438	51,114
Currency translation adjustments			(33,932)				(4,840)	(38,772)
Changes in available-for-sale securities and other			(886)				(128)	(1,014)
Net gain reclassified from accumulated other comprehensive loss into earnings			(6,369)				(916)	(7,285)
Other comprehensive income			3,489				554	4,043
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				18,620			(18,620)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(1,926,706)		(276,698)	(2,203,404)
Distribution to other noncontrolling interest partners							(2,708)	(2,708)
Net income, excluding $1,915 attributable to preferred interests in the Operating Partnership and a $3,419 loss attributable to noncontrolling redeemable interests in properties					2,249,631		320,580	2,570,211
Balance at December 31, 2021	$41,763	$34	$(185,186)	$11,212,990	$(5,823,708)	$(1,884,441)	$491,533	$3,852,985

			Accumulated Other
			Comprehensive	Capital in		Common Stock
	Preferred	Common	Income	Excess of Par	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	(Loss)	Value	Deficit	Treasury	Interests	Equity

Exchange of limited partner units (2,680 common shares, Note 8)				27			(27)	—
Series J preferred stock premium amortization	(328)							(328)
Stock incentive program (208,063 common shares, net)				(27,637)		27,637		—
Redemption of limited partner units (14,740 units)				(1,708)			(144)	(1,852)
Amortization of stock incentive				23,670				23,670
Treasury stock purchase (1,830,022 shares)						(180,387)		(180,387)
Long-term incentive performance units							14,845	14,845
Issuance of unit equivalents and other (46,555 common shares repurchased)				(2,769)	21,206	(6,788)	10,600	22,249
Unrealized gain on hedging activities			47,888				6,920	54,808
Currency translation adjustments			(24,427)				(3,692)	(28,119)
Changes in available-for-sale securities and other			(1,755)				(254)	(2,009)
Net gain reclassified from accumulated other comprehensive loss into earnings			(1,393)				(202)	(1,595)
Other comprehensive income			20,313				2,772	23,085
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				28,308			(28,308)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(2,264,007)		(326,550)	(2,590,557)
Distribution to other noncontrolling interest partners							(1,362)	(1,362)
Net income, excluding $1,915 attributable to preferred interests in the Operating Partnership and $1,166 attributable to noncontrolling redeemable interests in properties					2,139,535		309,769	2,449,304
Balance at December 31, 2022	$41,435	$34	$(164,873)	$11,232,881	$(5,926,974)	$(2,043,979)	$473,128	$3,611,652

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	December 31,	December 31,
	2022	2021
ASSETS:
Investment properties, at cost	$38,326,912	$37,932,366
Less — accumulated depreciation	16,563,749	15,621,127
	21,763,163	22,311,239
Cash and cash equivalents	621,628	533,936
Tenant receivables and accrued revenue, net	823,540	919,654
Investment in TRG, at equity	3,074,345	3,305,102
Investment in Klépierre, at equity	1,561,112	1,661,943
Investment in other unconsolidated entities, at equity	3,511,263	3,075,375
Right-of-use assets, net	496,930	504,119
Investments held in trust - special purpose acquisition company	—	345,000
Deferred costs and other assets	1,159,293	1,121,011
Total assets	$33,011,274	$33,777,379
LIABILITIES:
Mortgages and unsecured indebtedness	$24,960,286	$25,321,022
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,491,583	1,433,216
Cash distributions and losses in unconsolidated entities, at equity	1,699,828	1,573,105
Distribution payable	1,997	1,468
Lease liabilities	497,953	506,931
Other liabilities	535,736	540,912
Total liabilities	29,187,383	29,376,654
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests	212,239	547,740
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	41,435	41,763
General Partner, 326,953,791 and 328,619,625 units outstanding, respectively	3,097,089	3,319,689
Limited Partners, 47,302,958 and 47,247,936 units outstanding, respectively	448,076	477,292
Total partners’ equity	3,586,600	3,838,744
Nonredeemable noncontrolling interests in properties, net	25,052	14,241
Total equity	3,611,652	3,852,985
Total liabilities and equity	$33,011,274	$33,777,379

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Year
	Ended December 31,
	2022	2021	2020
REVENUE:
Lease income	$4,905,175	$4,736,719	$4,302,367
Management fees and other revenues	116,904	106,483	96,882
Other income	269,368	273,587	208,254
Total revenue	5,291,447	5,116,789	4,607,503
EXPENSES:
Property operating	464,135	415,720	349,154
Depreciation and amortization	1,227,371	1,262,715	1,318,008
Real estate taxes	443,224	458,953	457,142
Repairs and maintenance	93,595	96,391	80,858
Advertising and promotion	107,793	114,303	98,613
Home and regional office costs	184,592	184,660	171,668
General and administrative	34,971	30,339	22,572
Other	152,213	140,518	137,679
Total operating expenses	2,707,894	2,703,599	2,635,694
OPERATING INCOME BEFORE OTHER ITEMS	2,583,553	2,413,190	1,971,809
Interest expense	(761,253)	(795,712)	(784,400)
Loss on extinguishment of debt	—	(51,841)	—
Gain on disposal, exchange, or revaluation of equity interests, net (Notes 3 and 6)	121,177	178,672	—
Income and other tax (expense) benefit	(83,512)	(157,199)	4,637
Income from unconsolidated entities	647,977	782,837	219,870
Unrealized losses in fair value of publicly traded equity instruments, net	(61,204)	(8,095)	(19,632)
Gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	5,647	206,855	(114,960)
CONSOLIDATED NET INCOME	2,452,385	2,568,707	1,277,324
Net income (loss) attributable to noncontrolling interests	2,738	(6,053)	(4,378)
Preferred unit requirements	5,252	5,252	5,252
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$2,444,395	$2,569,508	$1,276,450
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$2,136,198	$2,246,294	$1,109,227
Limited Partners	308,197	323,214	167,223
Net income attributable to unitholders	$2,444,395	$2,569,508	$1,276,450
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$6.52	$6.84	$3.59

Consolidated Net Income	$2,452,385	$2,568,707	$1,277,324
Unrealized gain (loss) on derivative hedge agreements	54,808	51,114	(106,548)
Net gain reclassified from accumulated other comprehensive loss into earnings	(1,595)	(7,285)	(106)
Currency translation adjustments	(28,119)	(38,772)	27,288
Changes in available-for-sale securities and other	(2,009)	(1,014)	180
Comprehensive income	2,475,470	2,572,750	1,198,138
Comprehensive income (loss) attributable to noncontrolling interests	1,572	(2,634)	1,666
Comprehensive income attributable to unitholders	$2,473,898	$2,575,384	$1,196,472

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year
	Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$2,452,385	$2,568,707	$1,277,324
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	1,292,113	1,325,895	1,354,991
Loss on debt extinguishment	—	51,841	—
(Gain) loss on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(5,647)	(206,855)	114,960
Gain on disposal, exchange, or revaluation of equity interests, net	(121,177)	(178,672)	—
Unrealized losses in fair value of publicly traded equity instruments, net	61,204	8,095	19,632
Straight-line lease loss	25,234	22,619	19,950
Equity in income of unconsolidated entities	(647,977)	(782,837)	(219,870)
Distributions of income from unconsolidated entities	561,583	436,881	184,733
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	63,350	265,352	(415,911)
Deferred costs and other assets	(104,567)	(77,592)	(28,191)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	190,103	203,968	19,080
Net cash provided by operating activities	3,766,604	3,637,402	2,326,698
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(203,364)	(257,080)	(3,606,694)
Funding of loans to related parties	(132,857)	(15,848)	(8,236)
Repayments of loans to related parties	82,371	14,027	—
Capital expenditures, net	(650,024)	(527,935)	(484,119)
Cash impact from the consolidation of properties	20,988	5,595	—
Net proceeds from sale of assets	59,658	3,000	33,418
Investments in unconsolidated entities	(235,792)	(56,901)	(191,368)
Purchase of equity instruments	(66,140)	(33,605)	(32,955)
Proceeds from sale of equity instruments	26,086	65,504	30,000
Insurance proceeds for property restoration	—	7,200	31,198
Distributions of capital from unconsolidated entities and other	472,510	243,279	250,358
Net cash used in investing activities	(626,564)	(552,764)	(3,978,398)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(328)	(328)	1,556,148
Purchase of units related to stock grant recipients' tax withholdings	(6,788)	(2,318)	(854)
Redemption of limited partner units	(1,852)	(2,220)	(16,106)
Purchase of general partner units	(180,387)	—	(152,589)
Proceeds from the special purpose acquisition company IPO, net of transaction costs	—	338,121	—
Proceeds from (establishment of) trust account for special purpose acquisition company	345,000	(345,000)	—
Liquidiation of special purpose acquisition company	(345,000)	—	—
Distributions to noncontrolling interest holders in properties	(27,741)	(5,024)	(8,271)
Contributions from noncontrolling interest holders in properties	29,681	20,902	220
Partnership distributions	(2,592,472)	(2,690,700)	(1,664,193)
Cash paid to extinguish debt	—	(50,156)	—
Mortgage and unsecured indebtedness proceeds, net of transaction costs	3,449,403	9,251,217	15,234,860
Mortgage and unsecured indebtedness principal payments	(3,721,864)	(10,076,809)	(12,955,275)
Net cash used in financing activities	(3,052,348)	(3,562,315)	1,993,940
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	87,692	(477,677)	342,240
CASH AND CASH EQUIVALENTS, beginning of period	533,936	1,011,613	669,373
CASH AND CASH EQUIVALENTS, end of period	$621,628	$533,936	$1,011,613

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	Interests	Equity

Balance at December 31, 2019	$42,420	$2,483,978	$378,339	$6,513	$2,911,250
Issuance of limited partner units (955,705 units)			79,601		79,601
Series J preferred stock premium and amortization	(329)				(329)
Limited partner units exchanged to common units (293,204 units)		2,028	(2,028)		—
Issuance of units related to Simon's public offering of its common stock (22,137,500 units)		1,556,479			1,556,479
Stock incentive program (462,967 common units, net)		—			—
Amortization of stock incentive		11,660			11,660
Redemption of limited partner units (116,658 units)		(15,163)	(943)		(16,106)
Treasury unit purchase (1,245,654 units)		(152,590)			(152,590)
Long-term incentive performance units			2,331		2,331
Issuance of unit equivalents and other (36,252 units and 15,561 common units)		34,071		(3,582)	30,489
Unrealized loss on hedging activities		(92,834)	(13,714)		(106,548)
Currency translation adjustments		22,694	4,594		27,288
Changes in available-for-sale securities and other		162	18		180
Net gain reclassified from accumulated other comprehensive loss into earnings		(93)	(13)		(106)
Other comprehensive income		(70,071)	(9,115)		(79,186)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		(95,755)	95,755		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(1,866,483)	(279,379)	(3,507)	(2,152,706)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915 and a $6,044 loss attributable to noncontrolling redeemable interests in properties	3,337	1,109,227	167,223	1,666	1,281,453
Balance at December 31, 2020	$42,091	$2,997,381	$431,784	$1,090	$3,472,346
Series J preferred stock premium and amortization	(328)				(328)
Limited partner units exchanged to common units (58,571 units)		539	(539)		—
Stock incentive program (80,012 common units, net)		—			—
Amortization of stock incentive		19,673			19,673
Redemption of limited partner units (15,705 units)		(2,061)	(159)		(2,220)
Long-term incentive performance units			17,755		17,755
Issuance of unit equivalents and other (20,374 common units)		(40,877)	1	18,493	(22,383)
Unrealized gain on hedging activities		44,676	6,438		51,114
Currency translation adjustments		(33,932)	(4,840)		(38,772)
Changes in available-for-sale securities and other		(886)	(128)		(1,014)
Net gain reclassified from accumulated other comprehensive loss into earnings		(6,369)	(916)		(7,285)
Other comprehensive income		3,489	554		4,043
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		18,620	(18,620)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(1,923,369)	(276,698)	(2,708)	(2,206,112)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915 and a $3,419 loss attributable to noncontrolling redeemable interests in properties	3,337	2,246,294	323,214	(2,634)	2,570,211
Balance at December 31, 2021	$41,763	$3,319,689	$477,292	$14,241	$3,852,985

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	Interests	Equity

Series J preferred stock premium and amortization	(328)				(328)
Limited partner units exchanged to common units (2,680 units)		27	(27)		—
Stock incentive program (208,063 common units, net)		—			—
Amortization of stock incentive		23,670			23,670
Redemption of limited partner units (14,740 units)		(1,708)	(144)		(1,852)
Treasury unit purchase (1,830,022 units)		(180,387)			(180,387)
Long-term incentive performance units			14,845		14,845
Issuance of unit equivalents and other (72,442 LTIP units and 46,555 common units)		11,649	(1)	10,601	22,249
Unrealized gain on hedging activities		47,888	6,920		54,808
Currency translation adjustments		(24,427)	(3,692)		(28,119)
Changes in available-for-sale securities and other		(1,755)	(254)		(2,009)
Net gain reclassified from accumulated other comprehensive loss into earnings		(1,393)	(202)		(1,595)
Other comprehensive income		20,313	2,772		23,085
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		28,308	(28,308)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(2,260,670)	(326,550)	(1,362)	(2,591,919)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915 and $1,166 attributable to noncontrolling redeemable interests in properties	3,337	2,136,198	308,197	1,572	2,449,304
Balance at December 31, 2022	$41,435	$3,097,089	$448,076	$25,052	$3,611,652

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®.  As of December 31, 2022, we owned or held an interest in 196 income-producing properties in the United States, which consisted of 94 malls, 69 Premium Outlets, 14 Mills, six lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. We also own an 80% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. Internationally, as of December 31, 2022, we had ownership interests in 34 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of December 31, 2022, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 14 countries in Europe.

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

We also consolidate a variable interest entity, or VIE, when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements. There have been no changes during 2022 in previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During the periods presented, we did not provide financial or other support to any identified VIE that we were not contractually obligated to provide.

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

As of December 31, 2022, we consolidated 130 wholly-owned properties and 18 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We apply the equity method of accounting to the other 82 properties (the joint venture properties) and our investments in Klépierre (a publicly traded, Paris-based real estate company), TRG, and Jamestown (a global real estate investment and management company), as well as our investments (collectively, our other platform investments) in retail operations (J.C. Penney and SPARC Group); intellectual property and licensing venture (Authentic Brands Group, LLC, or ABG); and an e-commerce venture (Rue Gilt Groupe, or RGG). We manage the day-to-day operations of 51 of the 82 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Canada, Spain, Thailand, and the United Kingdom comprise 24 of the remaining 31 properties. These international properties and TRG are managed by joint ventures in which we share control.

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

Our weighted average ownership interest in the Operating Partnership was as follows:

	For the Year Ended
	December 31,
	2022	2021	2020
Weighted average ownership interest	87.4%	87.4%	86.9%

As of December 31, 2022 and 2021, our ownership interest in the Operating Partnership was 87.4%. We adjust the noncontrolling limited partners’ interest at the end of each period to reflect their interest in the net assets of the Operating Partnership.

Preferred unit requirements in the Operating Partnership’s accompanying consolidated statements of operations and comprehensive income represent distributions on outstanding preferred units and are recorded when declared.

3. Summary of Significant Accounting Policies

Investment Properties

Investment properties consist of the following as of December 31:

	2022	2021
Land	$3,632,943	$3,639,353
Buildings and improvements	34,246,835	33,857,863
Total land, buildings and improvements	37,879,778	37,497,216
Furniture, fixtures and equipment	447,134	435,150
Investment properties at cost	38,326,912	37,932,366
Less — accumulated depreciation	16,563,749	15,621,127
Investment properties at cost, net	$21,763,163	$22,311,239
Construction in progress included above	$587,644	$797,519

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

	For the Year Ended
	December 31,
	2022	2021	2020
Capitalized interest	$35,482	$31,204	$22,917

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

During the fourth quarter of 2020, we recorded an impairment charge of $34.4 million related to one consolidated property, which is included in Gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net, in the accompanying consolidated statement of operations and comprehensive income.  During the third quarter of 2020, we recorded an other-than-temporary impairment charge of $55.2 million, representing our equity method investment balance in three joint venture properties, which is included in Gain (loss) on  acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net, in the accompanying consolidated statement of operations and comprehensive income.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of equity instruments, our deferred compensation plan investments, the debt securities of our captive insurance subsidiary, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At December 31, 2022 and 2021, we had equity instruments with readily determinable fair values of $73.0 million and $142.2 million, respectively. Changes in the fair value of these equity instruments are recorded in unrealized losses in fair value of publicly traded equity instruments, net in our consolidated statements of operations and comprehensive income. At December 31, 2022 and 2021, we had equity instruments without readily determinable fair values of $236.2 million and $217.2 million, respectively, for which we have elected the measurement alternative. We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer. We recorded a reduction in the carrying value of these investments of $27.5 million and nil for the years ended December 31, 2022 and 2021, respectively. Changes in the fair value of these equity instruments are recorded in gain on disposal, exchange, or revaluation of equity interests, net in our consolidated statements of operations and comprehensive income.

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

At December 31, 2022 and 2021, we held debt securities of $52.3 million and $60.9 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

The equity instruments with readily determinable fair values we held at December 31, 2022 and 2021 were primarily classified as having Level 1 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts and interest rate cap and swap agreements with a gross asset balance of $15.8 million at December 31, 2022 and $6.2 million at December 31, 2021, and a gross liability balance of $8.6 million and $1.5 million at December 31, 2022 and 2021, respectively.

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

Segment and Geographic Locations

Our primary business is the ownership, development, and management of premier shopping, dining, entertainment and mixed use real estate. We have aggregated our retail operations, including malls, Premium Outlets, The Mills, and our international investments into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of, and in many cases, the same, tenants.  As of December 31, 2022, approximately 6.9% of our consolidated long-lived assets and 3.5% of our consolidated total revenues were derived from assets located outside the United States.  As of December 31, 2021, approximately 7.1% of our consolidated long-lived assets and 3.0% of our consolidated total revenues were derived from assets located outside the United States.

Deferred Costs and Other Assets

Deferred costs and other assets include the following as of December 31:

	2022	2021
Deferred lease costs, net	$97,553	$109,155
In-place lease intangibles, net	7,076	14,107
Acquired above market lease intangibles, net	10,696	19,171
Marketable securities of our captive insurance companies	52,325	60,855
Goodwill	20,098	20,098
Other marketable and non-marketable securities	309,212	359,459
Prepaids, notes receivable and other assets, net	662,333	538,166
	$1,159,293	$1,121,011

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

Deferred Lease Costs

Our deferred leasing costs consist primarily of initial direct costs and, prior to the adoption of ASC 842, capitalized salaries and related benefits, in connection with lease originations. We record amortization of deferred leasing costs on a straight-line basis over the terms of the related leases. Details of these deferred costs as of December 31 are as follows:

	2022	2021
Deferred lease costs	$312,464	$358,287
Accumulated amortization	(214,911)	(249,132)
Deferred lease costs, net	$97,553	$109,155

Amortization of deferred leasing costs is a component of depreciation and amortization expense. The accompanying consolidated statements of operations and comprehensive income include amortization of deferred leasing costs as follows:

	For the Year Ended December 31,
	2022	2021	2020
Amortization of deferred leasing costs	$39,606	$43,028	$51,349

Intangibles

The average remaining life of in-place lease intangibles is approximately 2.9 years and is being amortized on a straight-line basis and is included with depreciation and amortization in the consolidated statements of operations and comprehensive income. The fair market value of above and below market leases is amortized into lease income over the remaining lease life as a component of reported lease income. The weighted average remaining life of these intangibles is approximately 2.5 years. The unamortized amount of below market leases is included in accounts payable, accrued expenses, intangibles and deferred revenues in the consolidated balance sheets and was $15.3 million and $21.6 million as of December 31, 2022 and 2021, respectively. The amount of amortization of above and below market leases, net, which increased lease income for the years ended December 31, 2022, 2021, and 2020, was $1.7 million, $2.7 million and $1.3 million, respectively. If a lease is terminated prior to the original lease termination, any remaining unamortized intangible is written off to earnings.

Details of intangible assets as of December 31 are as follows:

	2022	2021
In-place lease intangibles	$67,935	$115,550
Accumulated amortization	(60,859)	(101,443)
In-place lease intangibles, net	$7,076	$14,107

	2022	2021
Acquired above market lease intangibles	$130,556	$133,224
Accumulated amortization	(119,860)	(114,053)
Acquired above market lease intangibles, net	$10,696	$19,171

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Estimated future amortization and the increasing (decreasing) effect on lease income for our above and below market leases as of December 31, 2022 are as follows:

	Below	Above	Impact to
	Market	Market	Lease
	Leases	Leases	Income, Net
2023	$4,352	$(5,235)	$(883)
2024	3,421	(3,525)	(104)
2025	2,318	(1,477)	841
2026	1,553	(433)	1,120
2027	1,246	(26)	1,220
Thereafter	2,451	—	2,451
	$15,341	$(10,696)	$4,645

Derivative Financial Instruments

We record all derivatives on our consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have designated a derivative as a hedge and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We may use a variety of derivative financial instruments in the normal course of business to selectively manage or hedge a portion of the risks associated with our indebtedness and interest payments. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and caps. We require that hedging derivative instruments be highly effective in reducing the risk exposure that they are designated to hedge. We generally formally designate instruments that meets these hedging criteria as a hedge at the inception of the derivative contract.  We have no credit-risk-related hedging or derivative activities.

As of December 31, 2022, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	1	€128.0 million
Interest Rate Caps	5	€319.0 million

As of December 31, 2021, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	2	$375.0 million

The carrying value of our interest rate cap and swap agreements, at fair value, as of December 31, 2022 and December 31, 2021 was a net asset balance of $1.3 million and $0.6 million, respectively, and is included in deferred costs and other assets.

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

The unamortized gain on our treasury locks and terminated hedges recorded in accumulated other comprehensive income was $10.9 million and $6.9 million as of December 31, 2022 and 2021, respectively.  Within the next year, we expect to reclassify to earnings approximately $1.0 million of gains related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss).

We are also exposed to foreign currency risk on financings of certain foreign operations. Our intent is to offset gains and losses that occur on the underlying exposers, with gains and losses on the derivative contracts hedging these exposers. We do not enter into either interest rate protection or foreign currency rate protection agreements for speculative purposes.

We are also exposed to fluctuations in foreign exchange rates on financial instruments which are denominated in foreign currencies, primarily in Yen and Euro.   We use currency forward contracts, cross currency swap contracts, and nonderivative instruments such as foreign currency denominated debt to manage our exposure to changes in foreign exchange rates on certain Yen and Euro-denominated receivables and net investments.  Currency forward contracts involve fixing the Yen:USD or Euro:USD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward contracts are typically cash settled in U.S. dollars for their fair value at or close to their settlement date.

We had the following Euro:USD forward contracts designated as net investment hedges at December 31, 2022 and 2021 (in millions):

		Asset (Liability) Value as of
		December 31,	December 31,
Notional Value	Maturity Date	2022	2021
€60.0	March 15, 2022	—	2.8
€62.0	September 15, 2022	—	2.8
€44.5	September 15, 2022	—	(0.3)
€44.5	September 15, 2022	—	(0.4)
€89.0	December 16, 2022	—	(0.8)
€50.0	January 13, 2023	(2.9)	—
€15.0	March 15, 2023	0.7	—
€15.0	March 15, 2023	0.7	—
€50.0	December 15, 2023	(2.8)	—
€30.0	March 15, 2024	1.3	—
€51.0	March 15, 2024	(2.8)	—
€45.0	April 12, 2023	(0.2)	—
€44.0	September 15, 2023	(0.1)	—

Asset balances in the above table are included in deferred costs and other assets. Liability balances in the above table are included in other liabilities.

We have designated certain derivative and nonderivative instruments as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss).  For the years ended December 31, 2022, 2021, and 2020 we recorded gains (losses) of $131.7 million, $176.0 million, and ($198.7 million), respectively, in the cumulative translation adjustment section of the other comprehensive income (loss).  Changes in the value of these instruments are offset by changes in the underlying hedged Euro investments.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

The total accumulated other comprehensive income (loss) related to Simon’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $36.5 million and ($10.0) million as of December 31, 2022 and 2021, respectively. The total accumulated other comprehensive income (loss) related to the Operating Partnership’s derivative activities, including our share of the other comprehensive income (loss) from unconsolidated entities, was $41.8 million and ($11.4) million as of December 31, 2022 and 2021, respectively.

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows as of December 31:

	2022	2021
Limited partners’ interests in the Operating Partnership	$448,076	$477,292
Nonredeemable noncontrolling interests in properties, net	25,052	14,241
Total noncontrolling interests reflected in equity	$473,128	$491,533

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

Accumulated Other Comprehensive Income (Loss)

Simon

The total accumulated other comprehensive income (loss) related to Simon’s currency translation adjustment was ($199.5) million, ($175.1) million and ($136.2) million as of December 31, 2022, 2021 and 2020, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of December 31:

				Affected line item where
	2022	2021	2020	net income is presented
Currency translation adjustments	$—	$5,660	$(1,739)	Gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net
	—	(712)	219	Net income attributable to noncontrolling interests
	$—	$4,948	(1,520)

Accumulated derivative gains, net	$1,595	$1,625	$1,845	Interest expense
	(202)	(204)	(232)	Net income attributable to noncontrolling interests
	$1,393	$1,421	$1,613

The Operating Partnership

The total accumulated other comprehensive income (loss) related to the Operating Partnership’s currency translation adjustment was ($228.3) million, ($200.2) million and ($155.8) million as of December 31, 2022, 2021 and 2020, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of December 31:

				Affected line item where
	2022	2021	2020	net income is presented
Currency translation adjustments	$—	$5,660	$(1,739)	Gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net

Accumulated derivative gains, net	$1,595	$1,625	$1,845	Interest expense

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

Revenues from insurance premiums charged to unconsolidated properties are recognized on a pro-rata basis over the terms of the policies. Insurance losses on these policies and our self-insurance for our consolidated properties are reflected in property operating expenses in the accompanying consolidated statements of operations and comprehensive income and include estimates for losses incurred but not reported as well as losses pending settlement. Estimates for losses are based on evaluations by third-party actuaries and management’s estimates. Total insurance reserves for our insurance subsidiaries and other self-insurance programs as of December 31, 2022 and 2021 approximated $85.7 million and $77.2 million, respectively, and are included in other liabilities in the consolidated balance sheets. Information related to the securities included in the investment portfolio of our captive insurance subsidiary is included within the “Equity Instruments and Debt Securities” section above.

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

As of December 31, 2022 and 2021, we had net deferred tax liabilities of $278.3 million and $259.3 million, respectively, which primarily relate to the temporary differences between the carrying value of balance sheet assets and liabilities and their tax bases. These differences were primarily created through the consolidation of various European assets in 2016. Additionally, we have deferred tax assets related to our TRSs, consisting of operating losses and other carryforwards for U.S. federal income tax purposes as well as the timing of the deductibility of losses or reserves from insurance subsidiaries, though these amounts are not material to the financial statements. The deferred tax asset in included in deferred costs and other assets and the deferred tax liability is included in other liabilities in the accompanying consolidated balance sheets.

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

Our cash paid for taxes in each period was as follows:

	For the Year Ended December 31,
	2022	2021	2020
Cash paid for taxes	$53,241	$102,454	$20,046

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

In December 2022, the SPAC was liquidated and dissolved, resulting in the recognition of a $10.2 million loss recorded in gain on disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income, representing our investment in the SPAC.

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

4. Real Estate Acquisitions and Dispositions

We acquire interests in properties to generate both current income and long-term appreciation in value. We acquire interests in individual properties or portfolios of real estate companies that meet our investment criteria and sell properties which no longer meet our strategic criteria. Unless otherwise noted below, gains and losses on these transactions are included in gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during 2022, 2021, and 2020. Refer to Note 6 for disclosure of unconsolidated joint venture acquisitions and dispositions.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Our acquisition and disposition activity for the periods presented are as follows:

2022 Acquisitions

On June 17, 2022, we acquired an additional interest in Gloucester Premium Outlets from a joint venture partner for $14.0 million in cash consideration, including a pro-rata share of working capital, resulting in the consolidation of this property. The property is subject to an $85.7 million 3.29% variable interest rate mortgage loan. We accounted for this transaction as an asset acquisition and substantially all of our investment has been determined to relate to investment property.

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

Simon

	For the Year Ended December 31,
	2022	2021	2020
Net Income attributable to Common Stockholders — Basic and Diluted	$2,136,198	$2,246,294	$1,109,227
Weighted Average Shares Outstanding — Basic and Diluted	327,816,695	328,587,137	308,737,625

For the year ended December 31, 2022, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the years ended December 31, 2022, 2021, and 2020. We have not adjusted net income attributable to

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Year Ended December 31,
	2022	2021	2020
Net Income attributable to Unitholders — Basic and Diluted	$2,444,395	$2,569,508	$1,276,450
Weighted Average Units Outstanding — Basic and Diluted	375,111,997	375,866,759	355,281,882

For the year ended December 31, 2022, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the years ended December 31, 2022, 2021, and 2020. We accrue distributions when they are declared.

The taxable nature of the dividends declared and Operating Partnership distributions declared for each of the years ended as indicated is summarized as follows:

	For the Year Ended December 31,
	2022	2021	2020
Total dividends/distributions paid per common share/unit	$6.90	$5.85	$6.00
Percent taxable as ordinary income	98.60%	93.10%	97.40%
Percent taxable as long-term capital gains	1.40%	6.90%	2.60%
	100.00%	100.00%	100.00%

6. Investments in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in Note 2, we held joint venture interests in 82 properties as of December 31, 2022 and 84 properties as of December 31, 2021.

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

We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of December 31, 2022 and 2021, we had construction loans and other advances to these related parties totaling $112.0 million and $88.4 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

On December 19, 2022, we completed the acquisition of a 50% noncontrolling legal ownership interest in Jamestown, a global real estate investment and asset management company, as well as separate interests in certain real estate and working capital, for total cash consideration of $173.4 million.  Given the timing of the transaction, there was no impact on our financial results for the year ended December 31, 2022.  In addition, allocation of the excess investment to the underlying assets and liabilities acquired at the venture level is preliminary at December 31, 2022.

During 2022, we recorded a non-cash gain of $19.9 million related to the disposition and foreclosure of two unconsolidated properties in satisfaction of the respective $99.6 million and $83.1 million non-recourse mortgage loans,

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

which is included in gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statement of operations and comprehensive income. This non-cash investing and financing activity is excluded from our consolidated statement of cash flows.

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

Taubman Realty Group

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

The tables below represent summary financial information of TRG.

	December 31,	December 31,
	2022	2021
Total assets	$3,555,686	$3,981,054
Total liabilities	4,356,406	4,785,011
Noncontrolling interests	163,293	155,868

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

	For the Year Ended
	December 31,
	2022	2021	2020
Total revenues	$693,835	$600,426	$—
Operating income before other items	254,395	197,074	—
Consolidated net income	164,072	97,361	—
Our share of net income	129,065	78,370	—
Amortization of excess investment	(189,629)	(196,072)	—

Other Platform Investments

During the fourth quarter of 2022, we sold to ABG all of our interests in the licensing venture of Eddie Bauer for additional interests in ABG. As a result, in the fourth quarter of 2022, we recognized a non-cash pre-tax gain of $159.0 million, which is included in gain on disposal, exchange, or revaluation of equity interests, net, representing the difference between the fair value of the interests received determined using Level 3 inputs and the $98.8 million carrying value of the intellectual property licensing venture less costs to sell.  This non-cash investing and financing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $39.7 million.  At December 31, 2022, our interest in ABG was approximately 12.3%.

On July 1, 2021, we sold to ABG all of our interests in both the Forever 21 and Brooks Brothers licensing ventures for additional interests in ABG. As a result, in the third quarter of 2021, we recognized a non-cash pre-tax gain of $159.8 million, which is included in gain on disposal, exchange, or revaluation of equity interests, net, representing the difference between the fair value of the interests received determined using Level 3 inputs and the carrying value of $102.7 million of the intellectual property licensing ventures less costs to sell. This non-cash investing and financing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $47.9 million.

On December 20, 2021, we sold a portion of our interest in ABG, resulting in a pre-tax gain of $18.8 million, which is included in gain on disposal, exchange, or revaluation of equity interests, net, in the consolidated statement of operations. In connection with this transaction, we recorded tax expense of $8.0 million which is included in income and other tax (expense) benefit in the consolidated statements of operations and comprehensive income. Subsequently, we acquired additional interests in ABG for cash consideration of $100.0 million.

On June 1, 2021, we and our partner, ABG, acquired the intellectual property of Eddie Bauer. Our noncontrolling interest in the licensing venture is 49% and was acquired for cash consideration of $100.8 million.

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

In 2016, we and a group of co-investors acquired certain assets and liabilities of Aéropostale, a retailer of apparel and accessories, out of bankruptcy and subsequently renamed SPARC Group.  The interests were acquired through two separate joint ventures, a licensing venture and an operating venture.  In April 2018, we contributed our entire interest in the licensing venture in exchange for additional interests in ABG, a brand development, marketing, and entertainment company.  In January 2020, we acquired additional interests of 5.05% and 1.37% in SPARC Group and ABG, respectively,

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

for $6.7 million and $33.5 million, respectively. During the third quarter of 2020, SPARC acquired certain assets and operations of Brooks Brothers and Lucky Brands out of bankruptcy. During the second quarter of 2021, SPARC Group acquired certain assets and operations of Eddie Bauer. During the first quarter of 2022, SPARC Group acquired certain assets and operations of Reebok and entered into a long-term strategic partnership agreement with ABG to become the core licensee and operating partner for Reebok in the United States.  At December 31, 2022, our noncontrolling equity method interest in SPARC Group was 50.0%.

The tables below represent combined summary financial information, after intercompany eliminations, of our other platform investments.

	December 31,	December 31,
	2022	2021
Total assets	$12,897,980	$9,083,440
Total liabilities	10,521,772	6,916,595
Noncontrolling interests	362,652	281,024

	For the Year Ended
	December 31,
	2022	2021	2020
Total revenues	$14,895,379	$14,454,661	$3,450,029
Operating income before other items	972,360	1,550,358	397,845
Consolidated net income	738,255	1,400,632	323,887
Our share of net income	238,412	402,658	46,984
Amortization of excess investment	(6,659)	(7,546)	(7,442)

International Investments

We conduct our international operations primarily through joint venture arrangements and account for the majority of these international joint venture investments using the equity method of accounting.

European Investments

At December 31, 2022, we owned 63,924,148 shares, or approximately 22.4%, of Klépierre, which had a quoted market price of $23.04 per share. The tables below represent summary financial information with respect to our investment in Klépierre. This information is based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP.

	December 31,	December 31,
	2022	2021
Total assets	$16,016,137	$18,137,100
Total liabilities	10,074,502	11,854,151
Noncontrolling interests	1,226,734	1,320,001

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

	For the Year Ended
	December 31,
	2022	2021	2020
Total revenues	$1,308,409	$1,240,277	$1,306,221
Operating income before other items	590,829	380,470	327,331
Consolidated net income	581,075	848,104	211,153
Our share of net income	116,084	164,575	36,832
Amortization of excess investment	(13,937)	(19,444)	(10,289)

During the years ended December 31, 2022 and 2021, we recorded net gains of $1.3 million and $1.2 million, respectively, related to the disposition of certain assets of Klépierre. During the year ended December 31, 2020, we recorded a 4.3 million net loss related to the impairment and disposition of certain assets of Klépierre. These transactions are included in gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

During the year ended December 31, 2021, Klépierre elected to step-up the tax basis of certain assets in Italy, which triggered a one-time payment at a significantly reduced tax rate. As a result of the step-up in tax basis, a previously established deferred tax liability was reversed resulting in a non-cash gain, of which our share was $118.4 million.

We have an interest in a European investee that had interests in 11 Designer Outlet properties as of December 31, 2022, 11 Designer Outlet properties as of December 31, 2021, and ten Designer Outlet properties as of December 31, 2020. Seven of these Designer Outlets are consolidated by us as of December 31, 2022. As of December 31, 2022, our legal percentage ownership interests in these properties ranged from 23% to 94%. Due to certain redemption rights held by our venture partner, which will require us to purchase their interests under certain circumstances, the noncontrolling interest is presented (i) in the accompanying Simon consolidated balance sheets outside of equity in limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties and (ii) in the accompanying Operating Partnership consolidated balance sheets within preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties.

On January 1, 2021 our European investee gained control of Ochtrup Designer Outlets as a result of the expiration of certain participating rights held by a venture partner. This resulted in the consolidation of the property and related mortgage of $47.1 million, requiring a remeasurement of our previously held equity interest, which had a carrying value of $48.7 million, to fair value and the recognition of a non-cash gain of $3.7 million in earnings during the first quarter of 2021, which includes amounts reclassified from accumulated other comprehensive income (loss) related to the currency translation adjustment previously recorded on our investment. The non-cash gain is included in gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income, and this non-cash investing and financing activity is excluded from our consolidated statement of cash flows. The determination of the fair value consisted of Level 2 and 3 inputs and was predominately allocated to investment property.

In addition, we have a 50.0% noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we also have a direct minority ownership in three of those outlets. At December 31, 2022 and 2021, the carrying value of these equity instruments without readily determinable fair values was $140.8 million and is included in deferred costs and other assets.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $206.3 million and $206.1 million as of December 31, 2022 and 2021, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $199.5 million and $194.9 million as of December 31, 2022 and 2021, respectively, including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

The following tables present a summary of the combined balance sheets and statements of operations of our equity method investments and share of income from such investments, excluding our investments in Jamestown, Klépierre and TRG, as well as our other platform investments.

COMBINED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets:
Investment properties, at cost	$19,256,108	$19,724,242
Less - accumulated depreciation	8,490,990	8,330,891
	10,765,118	11,393,351
Cash and cash equivalents	1,445,353	1,481,287
Tenant receivables and accrued revenue, net	546,025	591,369
Right-of-use assets, net	143,526	154,561
Deferred costs and other assets	482,375	394,691
Total assets	$13,382,397	$14,015,259
Liabilities and Partners’ Deficit:
Mortgages	$14,569,921	$15,223,710
Accounts payable, accrued expenses, intangibles, and deferred revenue	961,984	995,392
Lease liabilities	133,096	158,372
Other liabilities	446,064	383,018
Total liabilities	16,111,065	16,760,492
Preferred units	67,450	67,450
Partners’ deficit	(2,796,118)	(2,812,683)
Total liabilities and partners’ deficit	$13,382,397	$14,015,259
Our Share of:
Partners’ deficit	$(1,232,086)	$(1,207,396)
Add: Excess Investment	1,219,117	1,283,645
Our net (deficit) Investment in unconsolidated entities, at equity	$(12,969)	$76,249

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

As of December 31, 2022, scheduled principal repayments on these joint venture properties’ mortgage indebtedness, assuming the obligations remain outstanding through the initial maturities, are as follows:

2023	$1,277,532
2024	2,756,370
2025	1,853,644
2026	2,989,001
2027	2,306,171
Thereafter	3,424,158
Total principal maturities	14,606,876
Debt issuance costs	(36,955)
Total mortgages	$14,569,921

This debt becomes due in installments over various terms extending through 2035 with interest rates ranging from 0.16% to 13.92% and a weighted average interest rate of 4.32% at December 31, 2022.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

COMBINED STATEMENTS OF OPERATIONS

	December 31,
	2022	2021	2020
REVENUE:
Lease income	$2,894,611	$2,797,221	$2,544,134
Other income	341,923	319,956	300,634
Total revenue	3,236,534	3,117,177	2,844,768
OPERATING EXPENSES:
Property operating	605,018	575,584	519,979
Depreciation and amortization	666,762	686,790	692,424
Real estate taxes	246,707	263,325	262,351
Repairs and maintenance	81,522	79,300	68,722
Advertising and promotion	74,776	72,441	67,434
Other	205,405	200,899	163,710
Total operating expenses	1,880,190	1,878,339	1,774,620
Operating Income Before Other Items	1,356,344	1,238,838	1,070,148
Interest expense	(599,245)	(605,591)	(616,332)
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	50,336	34,814	—
Net Income	$807,435	$668,061	$453,816
Third-Party Investors’ Share of Net Income	$423,816	$333,304	$226,364
Our Share of Net Income	$383,619	$334,757	$227,452
Amortization of Excess Investment	(60,109)	(64,974)	(82,097)
Our Share of Gain on Sale or Disposal of Assets and Interests in Other Income in the Consolidated Financial Statements	—	(14,941)	—
Our Share of Gain on Sale or Disposal of, or Recovery on, Assets and Interests in Unconsolidated Entities, net	(2,532)	(541)	—
Income from Unconsolidated Entities	$320,978	$254,301	$145,355

Our share of income from unconsolidated entities in the above table, aggregated with our share of results from our investments in Jamestown, Klépierre and TRG, as well as our other platform investments, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.  Unless otherwise noted, our share of the gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net is reflected within gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

7. Indebtedness

Our mortgages and unsecured indebtedness, excluding the impact of derivative instruments, consist of the following as of December 31:

	2022	2021
Fixed-Rate Debt:
Mortgage notes, including $2,436 and $2,892 of net premiums and $11,194 and $14,619 of debt issuance costs, respectively. Weighted average interest and maturity of 3.75% and 3.7 years at December 31, 2022.	$4,580,799	$4,546,614
Unsecured notes, including $32,421 and $30,964 of net discounts and $76,058 and $83,147 of debt issuance costs, respectively. Weighted average interest and maturity of 2.99% and 9.1 years at December 31, 2022.	18,029,459	18,254,507
Commercial Paper (see below)	—	500,000
Total Fixed-Rate Debt	22,610,258	23,301,121
Variable-Rate Debt:
Mortgage notes, including $5,336 and $4,354 of debt issuance costs, respectively. Weighted average interest and maturity of 5.14% and 1.7 years at December 31, 2022.	874,442	803,495
Unsecured Notes and Credit Facilities (see below), including $15,622 and $22,039 of debt issuance costs, respectively.	1,412,141	1,152,961
Total Variable-Rate Debt	2,286,583	1,956,456
Other Debt Obligations	63,445	63,445
Total Mortgages and Unsecured Indebtedness	$24,960,286	$25,321,022

General.  Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of December 31, 2022, we were in compliance with all covenants of our unsecured debt.

At December 31, 2022, our consolidated subsidiaries were the borrowers under 38 non-recourse mortgage notes secured by mortgages on 41 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At December 31, 2022, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Unsecured Debt

At December 31, 2022, our unsecured debt consisted of $18.6 billion of senior unsecured notes of the Operating Partnership, $125.0 million outstanding under the Operating Partnership’s $4.0 billion unsecured revolving credit facility, or Credit Facility, and $802.8 million (U.S. dollar equivalent) of Euro-denominated borrowings outstanding under the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility.

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

On December 31, 2022 we had an aggregate available borrowing capacity of $6.6 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Facilities during the year ended December 31, 2022 was $1.2 billion and the weighted average outstanding balance was $260.7 million. Letters of credit of $10.0 million were outstanding under the Facilities as of December 31, 2022.

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness.  The Commercial Paper program is supported

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

by the Credit Facilities, and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On December 31, 2022, we had no outstanding balance under the Commercial Paper program.  Borrowings under the Commercial Paper program reduce amounts otherwise available under the Credit Facilities.

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

On November 16, 2022, the Operating Partnership drew €750.0 million ($779.0 million U.S. dollar equivalent) under the Supplemental Facility and used the proceeds on November 17, 2022 to repay €750.0 million ($777.1 million U.S. dollar equivalent) of senior unsecured notes at maturity.

Subsequent to December 31, 2022, the Operating Partnership completed interest rate swap agreements with a combined notional value at €750.0 million to swap the interest rate of the Euro denominated borrowings outstanding under the Supplemental Facility to an all-in fixed rate of 3.81%. This interest rate swap matures on January 17, 2024.

Mortgage Debt

Total mortgage indebtedness was $5.5 billion and $5.4 billion at December 31, 2022 and 2021, respectively.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Debt Maturity and Other

Our scheduled principal repayments on indebtedness as of December 31, 2022, assuming the obligations remain outstanding through the initial maturities, are as follows:

2023	$1,342,656
2024	3,331,015
2025	2,657,375
2026	3,936,750
2027	3,265,832
Thereafter	10,501,408
Total principal maturities	25,035,036
Net unamortized debt premium	20,909
Net unamortized debt discount	(50,894)
Debt issuance costs, net	(108,210)
Other Debt Obligations	63,445
Total mortgages and unsecured indebtedness	$24,960,286

Our cash paid for interest in each period, net of any amounts capitalized, was as follows:

	For the Year Ended December 31,
	2022	2021	2020
Cash paid for interest	$763,203	$822,182	$754,306

Debt Issuance Costs

Our debt issuance costs consist primarily of financing fees we incurred in order to obtain long-term financing. We record amortization of debt issuance costs on a straight-line basis over the terms of the respective loans or agreements. Details of those debt issuance costs as of December 31 are as follows:

	2022	2021
Debt issuance costs	$210,893	$227,774
Accumulated amortization	(102,683)	(103,615)
Debt issuance costs, net	$108,210	$124,159

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

	For the Year Ended December 31,
	2022	2021	2020
Amortization of debt issuance costs	$26,113	$24,794	$23,076
Amortization of debt discounts/(premiums)	7	168	174

Fair Value of Debt

The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and unsecured indebtedness including commercial paper was $22.6 billion and $23.3 billion as of December 31, 2022 and 2021, respectively. The fair values of these financial instruments and the related discount rate assumptions as of December 31 are summarized as follows:

	2022	2021
Fair value of consolidated fixed rate mortgages and unsecured indebtedness (in millions)	$20,020	$24,597
Weighted average discount rates assumed in calculation of fair value for fixed rate mortgages	6.10%	3.17%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	5.87%	3.33%

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

Common Stock and Unit Issuances and Repurchases

In 2022, Simon issued 2,680 shares of common stock to two limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. During the year ended December 31, 2022, the Operating Partnership redeemed 14,740 units from three limited partners for $1.9 million.  In 2021, Simon issued 58,571 shares of common stock to seven limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. During the year ended December 31, 2021, the Operating Partnership redeemed 15,705 units from seven limited partners for $2.2 million.  These transactions increased Simon’s ownership interest in the Operating Partnership.

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

On May 9, 2022, Simon's Board of Directors authorized a common stock repurchase plan.  Under the plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period commencing on May 16, 2022 and ending

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

on May 16, 2024 in the open market or in privately negotiated transactions as market conditions warrant.  During the year ended December 31, 2022, Simon purchased 1,830,022 shares at an average price of $98.57 per share.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

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

The remaining noncontrolling interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control, are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date. Changes in the redemption value of the underlying noncontrolling interest are recorded and presented within accumulated deficit in the consolidated statements of equity in the line issuance of unit equivalents and other. There were no noncontrolling interests redeemable at amounts in excess of fair value as of December 31, 2022 and 2021.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as of December 31.

	2022	2021
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests	186,702	522,203
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$212,239	$547,740

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

These preferred units have a carrying value of $25.5 million and are included in limited partners’ preferred interest in the Operating Partnership in the consolidated balance sheets at December 31, 2022 and 2021.

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

Noncontrolling Redeemable Interests in Properties   Redeemable instruments, which typically represent the remaining noncontrolling interests in a property or portfolio of properties, and which are redeemable at the option of the holder or in circumstances that may be outside our control, are accounted for as temporary equity.  The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within equity and are presented in the consolidated statements of equity in the line issuance of unit equivalents and other.  There are no noncontrolling interests redeemable at amounts in excess of fair value as of December 31, 2022 and 2021.  The following table summarizes the preferred units and the amount of the noncontrolling redeemable interests in properties as of December 31.

	2022	2021
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests	186,702	522,203
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$212,239	$547,740

Refer to Note 3 for discussion of the noncontrolling redeemable interest related to the SPAC.

7.50% Cumulative Redeemable Preferred Units   The 7.50% preferred units accrue cumulative quarterly distributions at a rate of $7.50 annually.  We may redeem the preferred units upon the death of the survivor of the original holders, or the transfer of any preferred units to any person or entity other than the persons or entities entitled to the benefits of the original holder.  The redemption price is the liquidation value ($100.00 per preferred unit) plus accrued and unpaid distributions, payable either in cash or fully registered shares of common stock of Simon at our election.  In the event of the death of a holder of the 7.5% preferred units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the holder may require the Operating Partnership to redeem the preferred units at the same redemption price payable at the Operating Partnership’s option in either cash or fully registered shares of common stock of Simon.  These preferred units have a carrying value of $25.5 million and are included in preferred units, at liquidation value in the consolidated balance sheets at December 31, 2022 and 2021.

Permanent Equity

Simon

Preferred Stock.  Dividends on all series of preferred stock are calculated based upon the preferred stock’s preferred return multiplied by the preferred stock’s corresponding liquidation value. The Operating Partnership pays preferred distributions to Simon equal to the dividends Simon pays on the preferred stock issued.

Series J 8 3/8% Cumulative Redeemable Preferred Stock.  Dividends accrue quarterly at an annual rate of 8 3/8% per share. Simon can redeem this series, in whole or in part, on or after October 15, 2027 at a redemption price of $50.00 per share, plus accumulated and unpaid dividends. This preferred stock was issued at a premium of $7.5 million. The

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

unamortized premium included in the carrying value of the preferred stock at December 31, 2022 and 2021 was $1.6 million and $1.9 million, respectively.

The Operating Partnership

Series J 8 3/8% Cumulative Redeemable Preferred Units.     Distributions accrue quarterly at an annual rate of 8 3/8% per unit on the Series J 8 3/8% preferred units, or Series J preferred units.  Simon owns all of the Series J preferred units which have the same economic rights and preferences of an outstanding series of Simon preferred stock.  The Operating Partnership can redeem this series, in whole or in part, when Simon can redeem the related preferred stock, on and after October 15, 2027 at a redemption price of $50.00 per unit, plus accumulated and unpaid distributions. The Series J preferred units were issued at a premium of $7.5 million.  The unamortized premium included in the carrying value of the preferred units at December 31, 2022 and 2021 was $1.6 million and $1.9 million, respectively.  There are 1,000,000 Series J preferred units authorized and 796,948 Series J preferred units issued and outstanding.

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

The 2019 Plan is administered by the Compensation and Human Capital Committee.  The Compensation and Human Capital Committee determines which eligible individuals may participate and the type, extent and terms of the awards to be granted to them.  In addition, the Compensation and Human Capital Committee interprets the 2019 Plan and makes all other determinations deemed advisable for its administration.  Options granted to employees become exercisable over the period determined by the Compensation and Human Capital Committee.  The exercise price of an employee option may not be less than the fair market value of the shares on the date of grant.  Employee options generally vest over a three-year period and expire ten years from the date of grant.

Directors who are not also our employees or employees of our affiliates are eligible to receive awards under the 2019 plan. Each independent director receives an annual cash retainer of $110,000, and an annual restricted stock award with a grant date value of $175,000. Committee chairs receive annual retainers for the Company’s Audit, Compensation and Human Capital, and Governance and Nominating Committee of $35,000, $35,000 and $25,000, respectively.  Directors receive fixed annual retainers for service on the Audit, Compensation and Human Capital, and Governance and Nominating Committees, of $15,000, $15,000, and $10,000, respectively. The Lead Director receives an annual retainer of $50,000.  These retainers are paid 50% in cash and 50% in restricted stock.

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

2021 LTI Program.  In 2021, the Compensation and Human Capital Committee established and granted awards under  the 2021 LTI Program.  Awards under the 2021 LTI Program took the form of LTIP units and restricted stock units.  Awards of LTIP units under this program will be considered earned if the respective performance conditions (based on FFO and Objective Criteria Goals) and market conditions (based on Absolute TSR performance), as defined in the applicable award agreements, are achieved during the applicable three-year measurement period.  Any units determined to be earned LTIP units under the 2021 LTI Program will vest on January 1, 2025.  The 2021 LTI Program provides that the amount earned related to the performance-based portion of the awards is dependent on the Compensation and Human Capital Committee’s determination that Simon’s FFO performance and achievement of certain objective criteria goals and has a maximum potential fair value at grant date of $18.4 million.  As part of the 2021 LTI Program, the Compensation and Human Capital Committee also established a grant of 37,976 time-based restricted stock units under the 2019 Plan at a grant date fair market value of $112.92 per share.  These awards will vest, subject to the grantee's continued service, on March 1, 2024.  The $4.3 million grant date fair value of these restricted stock unit awards is being recognized as expense over the three-year vesting period.

2022 LTI Program.  In the first quarter of 2022, the Compensation and Human Capital Committee established and granted awards under a 2022 Long-Term Incentive Program, or 2022 LTI Program.  Awards under the 2022 LTI Program, took the form of LTIP units and restricted stock units.  Awards of LTIP units under this program will be considered earned if the respective performance conditions (based on FFO and Objective Criteria Goals), subject to adjustment based upon a TSR modifier, with respect to the FFO performance condition, as defined in the applicable award agreements, are

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

achieved during the applicable three-year measurement period.  Any units determined to be earned LTIP units under the 2022 LTI Program will vest on January 1, 2026.  The 2022 LTI Program provides that the amount earned related to the performance-based portion of the awards is dependent on the Compensation and Human Capital Committee’s determination that Simon’s FFO performance and achievement of certain objective criteria goals and has a maximum potential fair value at grant date of $20.6 million.  As part of the 2022 LTI Program, on March 11, 2022 and March 18, 2022, the Compensation and Human Capital Committee also established grants of 52,673 time-based restricted stock units under the 2019 Plan at a grant date fair market value of $130.05 and $130.84 per share.  These awards will vest on March 11, 2025 and March 18, 2025.  The $6.9 million grant date fair value of these restricted stock unit awards is being recognized as expense over the three-year vesting period.

The Compensation and Human Capital Committee approved LTIP unit grants as shown in the table below. The extent to which LTIP units were determined by the Compensation and Human Capital Committee to have been earned, and the aggregate grant date fair value, are as follows:

LTIP Program	LTIP Units Earned	Grant Date Fair Value of TSR Award	Grant Date Target Value of Performance-Based Awards
2019 LTIP program	72,442	$9.5 million	$14.7 million
2021 LTIP program	To be determined in 2024	$5.7 million	$12.2 million
2022 LTIP program	To be determined in 2025	—	$13.7 million

We recorded compensation expense, net of capitalization and forfeitures, related to LTIP programs of approximately $24.7 million, $24.8 million, and $1.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Restricted Stock and Restricted Stock Units.  The 2019 plan also provides for shares of restricted stock to be granted to certain employees at no cost to those employees, subject to achievement of individual performance and certain financial and return-based performance measures established by the Compensation and Human Capital Committee related to the most recent year’s performance. Once granted, the shares of restricted stock then vest annually over a three-year or a four-year period (as defined in the award). The cost of restricted stock grants, which is based upon the stock’s fair market value on the grant date, is recognized as expense ratably over the vesting period. Through December 31, 2022 a total of 5,858,453 shares of restricted stock, net of forfeitures, have been awarded under the 1998 plan, and 769,912 shares of restricted stock and RSUs have been awarded under the 2019 plan.

Information regarding restricted stock awards is summarized in the following table for each of the years presented:

	For the Year Ended
	December 31,
	2022	2021	2020
Shares of restricted stock awarded during the year, net of forfeitures	160,259	42,036	150,703
Weighted average fair value of shares granted during the year	$129.62	$117.52	$50.31
Compensation expense, net of capitalization	$9,583	$8,817	$10,305

We also maintain a tax-qualified retirement 401(k) savings plan and offer no other post-retirement or post-employment benefits to our employees.

Exchange Rights

Simon

Limited partners in the Operating Partnership have the right to exchange all or any portion of their units for shares of common stock on a one-for-one basis or cash, as determined by Simon’s Board of Directors. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of Simon’s common

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

stock at that time. At December 31, 2022, Simon had reserved 54,305,552 shares of common stock for possible issuance upon the exchange of units, stock options and Class B common stock.

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

	For the Year Ended
	December 31,
	2022	2021	2020
Fixed lease income	$3,858,592	$3,701,991	$3,871,395
Variable lease income	1,046,583	1,034,728	430,972
Total lease income	$4,905,175	$4,736,719	$4,302,367

Tenant receivables and accrued revenue in the accompanying consolidated balance sheets includes straight-line receivables of $546.5 million and $568.7 million at December 31, 2022 and 2021, respectively.

Minimum fixed lease consideration under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration, as of December 31, 2022, is as follows:

2023	$3,068,299
2024	2,498,364
2025	2,009,998
2026	1,574,836
2027	1,234,707
Thereafter	3,200,933
$13,587,137

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

Lease Commitments

As of December 31, 2022, we are subject to ground leases that cover all or a portion of 23 of our consolidated properties with termination dates extending through 2090, including periods for which exercising an extension option is reasonably assured. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total sales of the property. In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2023 to 2025. These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate, and utility expenses. Some of our ground and office leases include escalation clauses.  All of our lease arrangements are classified as operating leases.  We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Year Ended
	December 31,
	2022	2021	2020
Operating Lease Cost
Fixed lease cost	$30,257	$32,492	$31,404
Variable lease cost	17,593	15,454	13,270
Sublease income	—	(705)	(746)
Total operating lease cost	$47,850	$47,241	$43,928

	For the Year Ended
	December 31,
	2022	2021	2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$47,754	$47,824	$44,570

Weighted-average remaining lease term - operating leases	32.7 years	33.6 years	34.4 years
Weighted-average discount rate - operating leases	4.87%	4.87%	4.86%

Future minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2023	$33,163
2024	30,716
2025	30,727
2026	30,740
2027	30,770
Thereafter	828,521
$984,637
Impact of discounting	(486,684)
Operating lease liabilities	$497,953

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

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of December 31, 2022 and 2021, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $128.0 million and $209.9 million, respectively. Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which have estimated fair values in excess of the guaranteed amount.

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

COVID-19

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus, or COVID-19, a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic had a material negative impact on economic and market conditions around the world. The impact of the COVID-19 pandemic continues to evolve and governments and other authorities, including where we own or hold interests in properties, have at times imposed measures intended to control its spread, including restrictions on freedom of movement, group gatherings and business operations such as travel bans, border closings, business closures, quarantines, stay-at-home, shelter-in-place orders, density limitations and social distancing measures.  As a result of the COVID-19 pandemic and these measures, the Company has experienced and may continue to experience material impacts including changes in the ability to recognize revenue due to changes in our assessment of the probability of collection of lease income and asset impairment charges as a result of changing cash flows generated by our properties and investments.

11. Related Party Transactions

Transactions with Affiliates

Our management company provides office space and legal, human resource administration, property specific financing and other support services to Melvin Simon & Associates, Inc., or MSA, a related party, for which we received a fee of $0.6 million in each of 2022, 2021 and 2020.  In addition, pursuant to management agreements that provide for our receipt of a management fee and reimbursement of our direct and indirect costs, we have managed since 1993 two shopping centers owned by entities in which David Simon and Herbert Simon have ownership interests, for which we received a fee of $3.8 million, $3.5 million, and $3.3 million in 2022, 2021, and 2020, respectively.

Transactions with Unconsolidated Joint Ventures

As described in Note 2, our management company provides management, insurance, and other services to certain unconsolidated joint ventures.  Amounts received for such services were $112.1 million, $102.1 million, and $92.7 million in 2022, 2021, and 2020, respectively.  During 2022, 2021, and 2020, we recorded development, royalty, and other fee income, net of elimination, related to our unconsolidated international joint ventures of $12.1 million, $12.4 million, and $13.1 million, respectively.  The fees related to our international investments are included in other income in the accompanying consolidated statements of operations and comprehensive income.  Neither MSA, David Simon, or Herb Simon have an ownership interest in any of our unconsolidated joint ventures, except through their ownership interests in the Company or the Operating Partnership.

We have investments in retailers including J.C. Penney and SPARC Group, and these retailers are lessees at certain of our operating properties.  Lease income from the date of our investments in our consolidated statements of operations and comprehensive income related to these retailers was $83.8 million, $82.5 million, and $54.1 million for the years ended December 31, 2022, 2021, and 2020, respectively, net of elimination.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

12. Quarterly Financial Data (Unaudited)

Quarterly 2022 and 2021 data is summarized in the table below. Quarterly amounts may not sum to annual amounts due to rounding.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2022
Total revenue	$1,295,922	$1,279,842	$1,315,786	$1,399,898
Operating income before other items	620,391	626,761	652,196	684,205
Consolidated net income	488,310	569,480	621,847	772,748
Simon Property Group, Inc.
Net income attributable to common stockholders	$426,630	$496,743	$539,038	$673,786
Net income per share — Basic and Diluted	$1.30	$1.51	$1.65	$2.06
Weighted average shares outstanding — Basic and Diluted	328,606,352	328,444,627	327,286,003	326,953,791
Simon Property Group, L.P.
Net income attributable to unitholders	$487,993	$568,289	$616,918	$771,195
Net income per unit — Basic and Diluted	$1.30	$1.51	$1.65	$2.06
Weighted average units outstanding — Basic and Diluted	375,870,183	375,754,363	374,589,771	374,257,136
2021
Total revenue	$1,239,951	$1,254,146	$1,296,554	$1,326,138
Operating income before other items	604,612	604,723	612,324	591,533
Consolidated net income	510,460	705,869	778,648	573,730
Simon Property Group, Inc.
Net income attributable to common stockholders	$445,860	$617,257	$679,936	$503,241
Net income per share — Basic and Diluted	$1.36	$1.88	$2.07	$1.53
Weighted average shares outstanding — Basic and Diluted	328,514,497	328,594,136	328,619,163	328,619,248
Simon Property Group, L.P.
Net income attributable to unitholders	$510,085	$706,087	$777,740	$575,596
Net income per unit — Basic and Diluted	$1.36	$1.88	$2.07	$1.53
Weighted average units outstanding — Basic and Diluted	375,836,653	375,875,290	375,882,318	375,872,212

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of December 31, 2022. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

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

We assessed the effectiveness of Simon’s internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, we believe that, as of December 31, 2022, Simon’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

The audit report of Ernst & Young LLP on their assessment of Simon's internal control over financial reporting as of December 31, 2022 is set forth within Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, Simon's internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of December 31, 2022. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

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

We assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, we believe that, as of December 31, 2022, the Operating Partnership’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

The audit report of Ernst & Young LLP on their assessment of the Operating Partnership’s internal control over financial reporting as of December 31, 2022 is set forth within Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2023 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A and the information included under the caption "Information about our Executive Officers" in Part I hereof.

Item 11.    Executive Compensation

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2023 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2023 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2023 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2023 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

The Audit Committee of Simon's Board of Directors pre-approves all audit and permissible non-audit services to be provided by Ernst & Young LLP (PCAOB ID: 42), or Ernst & Young, Simon’s and the Operating Partnership’s independent registered public accounting firm, prior to commencement of services. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve specific services up to specified individual and aggregate fee amounts. These pre-approval decisions are presented to the full Audit Committee at the next scheduled meeting after such approvals are made.  We have incurred fees as shown below for services from Ernst & Young as Simon’s and the Operating Partnership’s independent registered public accounting firm and for services provided to our managed consolidated and joint venture properties and our consolidated non-managed properties. Ernst & Young has advised us that it has billed or will bill these indicated amounts for the following categories of services for the years ended December 31, 2022 and 2021, respectively:

	2022	2021
Audit Fees (1)	$4,716,000	$5,444,000
Audit Related Fees (2)	5,280,000	4,890,000
Tax Fees (3)	464,000	276,000
All Other Fees	—	—
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

(2)

Audit-Related Fees include audits of individual or portfolios of properties and schedules to comply with lender, joint venture partner or contract requirements, services related to pre-implementation reviews of certain information technology applications, audit services related to our employee benefit plan, and due diligence services for our managed consolidated and joint venture entities and our consolidated non-managed entities.  Our share of these Audit-Related Fees was approximately 60% and 57% for the years ended 2022 and 2021, respectively.

(3)

Tax Fees include fees for international and other tax consulting services, tax due diligence and tax return compliance services associated with the tax returns for certain managed joint ventures as well as other miscellaneous tax compliance services.  Our share of these Tax Fees was approximately 81% and 71% for 2022 and 2021, respectively.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

			Page No.
(a)	(1)	Financial Statements
		The following consolidated financial statements of Simon Property Group, Inc. and Simon Property Group, L.P. are set forth in Part II, item 8.
		Reports of Independent Registered Public Accounting Firm	79
		Consolidated Financial Statements of Simon Property Group, Inc. Consolidated Balance Sheets as of December 31, 2022 and 2021	87
		Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2022, 2021 and 2020	88
		Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	89
		Consolidated Statements of Equity for the years ended December 31, 2022, 2021 and 2020	90
		Consolidated Financial Statements of Simon Property Group, L.P. Consolidated Balance Sheets as of December 31, 2022 and 2021	92
		Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2022, 2021 and 2020	93
		Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	94
		Consolidated Statements of Equity for the years ended December 31, 2022, 2021 and 2020	95
		Notes to Consolidated Financial Statements	97
	(2)	Financial Statement Schedule
		Simon Property Group, Inc. and Simon Property Group, L.P. Schedule III — Schedule of Real Estate and Accumulated Depreciation	148
		Notes to Schedule III	154
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

3.7

Certificate of Designation of Series B Junior Participating Redeemable Preferred Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 3.1 of Simon Property Group, L.P.'s Quarterly Report on Form 10- Q filed August 8, 2014).

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

10.52

Amendment No. 1 to Second Amended and Restated $6,000,000,000 Credit Agreement, dated as of November 4, 2021 (incorporated by reference to Exhibit 10.52 of Simon Property Group, Inc.’s and Simon Property Group L.P.’s Annual Report on Form 10-K filed February 24, 2022).

10.53*

Simon Property Group, Inc., 2022 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 9, 2022).

10.54*

Form of Simon Property Group Series 2022 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 9, 2022).

10.55*

Form of Certificate of Designation of Series 2022 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 9, 2022).

10.56*

Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 9, 2022).

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

Exhibits
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
Date: February 23, 2023

SIMON PROPERTY GROUP, L.P.

/s/ DAVID SIMON
David Simon
Chairman of the Board of Directors, Chief Executive Officer and President of Simon Property Group, Inc., General Partner
Date: February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Simon Property Group, Inc., for itself and in its capacity as General Partner of Simon Property Group, L.P., and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer) and President	February 23, 2023
David Simon

/s/ HERBERT SIMON	Chairman Emeritus and Director	February 23, 2023
Herbert Simon

/s/ RICHARD S. SOKOLOV	Vice Chairman and Director	February 23, 2023
Richard S. Sokolov

/s/ LARRY C. GLASSCOCK	Director	February 23, 2023
Larry C. Glasscock

/s/ REUBEN S. LEIBOWITZ	Director	February 23, 2023
Reuben S. Leibowitz

/s/ J. ALBERT SMITH, JR.	Director	February 23, 2023
J. Albert Smith, Jr.

/s/ KAREN N. HORN	Director	February 23, 2023
Karen N. Horn

/s/ ALLAN HUBBARD	Director	February 23, 2023
Allan Hubbard

/s/ DANIEL C. SMITH	Director	February 23, 2023
Daniel C. Smith

Signature	Capacity	Date

/s/ GARY M. RODKIN	Director	February 23, 2023
Gary M. Rodkin

/s/ GLYN F. AEPPEL	Director	February 23, 2023
Glyn F. Aeppel

/s/ STEFAN M. SELIG	Director	February 23, 2023
Stefan M. Selig

/s/ MARTA R. STEWART	Director	February 23, 2023
Marta R. Stewart

/s/ PEGGY F. ROE	Director	February 23, 2023
Peggy F. Roe
/s/ BRIAN J. MCDADE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2023
Brian J. McDade

/s/ ADAM J. REUILLE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2023
Adam J. Reuille

SCHEDULE III

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2022

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Malls
Barton Creek Square	Austin, TX	$—	$2,903	$20,929	$7,983	$99,476	$10,886	$120,405	$131,291	$71,152	1981
Battlefield Mall	Springfield, MO	—	3,919	27,231	3,000	74,037	6,919	101,268	108,187	76,934	1970
Bay Park Square	Green Bay, WI	—	6,278	25,623	4,106	30,618	10,384	56,241	66,625	35,700	1980
Brea Mall	Brea (Los Angeles), CA	—	39,500	209,202	2,993	85,111	42,493	294,313	336,806	173,612	1998	(4)
Broadway Square	Tyler, TX	—	11,306	32,431	—	52,306	11,306	84,737	96,043	45,488	1994	(4)
Burlington Mall	Burlington (Boston), MA	—	46,600	303,618	27,458	264,439	74,058	568,057	642,115	279,954	1998	(4)
Castleton Square	Indianapolis, IN	—	26,250	98,287	7,434	79,280	33,684	177,567	211,251	130,761	1972
Cielo Vista Mall	El Paso, TX	—	1,005	15,262	608	58,850	1,613	74,112	75,725	53,194	1974
College Mall	Bloomington, IN	—	1,003	16,245	720	70,259	1,723	86,504	88,227	52,189	1965
Columbia Center	Kennewick, WA	—	17,441	66,580	—	46,061	17,441	112,641	130,082	70,410	1987
Copley Place	Boston, MA	—	—	378,045	—	199,240	—	577,285	577,285	290,117	2002	(4)
Coral Square	Coral Springs (Miami), FL	—	12,282	93,630	—	20,939	12,282	114,569	126,851	92,780	1984
Cordova Mall	Pensacola, FL	—	18,626	73,091	7,321	72,858	25,947	145,949	171,896	89,398	1998	(4)
Domain, The	Austin, TX	210,000	40,436	197,010	—	158,512	40,436	355,522	395,958	198,288	2005
Empire Mall	Sioux Falls, SD	176,974	35,998	192,186	—	34,503	35,998	226,689	262,687	83,868	1998	(5)
Fashion Mall at Keystone, The	Indianapolis, IN	—	—	120,579	29,145	119,620	29,145	240,199	269,344	147,069	1997	(4)
Firewheel Town Center	Garland (Dallas), TX	—	8,438	82,716	—	31,697	8,438	114,413	122,851	70,476	2004
Forum Shops at Caesars, The	Las Vegas, NV	—	—	276,567	—	298,134	—	574,701	574,701	328,535	1992
Greenwood Park Mall	Greenwood (Indianapolis), IN	—	2,423	23,445	5,253	125,190	7,676	148,635	156,311	98,393	1979
Haywood Mall	Greenville, SC	—	11,585	133,893	6	47,688	11,591	181,581	193,172	122,689	1998	(4)
King of Prussia	King of Prussia (Philadelphia), PA	—	175,063	1,128,236	—	425,373	175,063	1,553,609	1,728,672	569,204	2003	(5)
La Plaza Mall	McAllen, TX	—	87,912	9,828	6,569	187,169	94,481	196,997	291,478	62,054	1976
Lakeline Mall	Cedar Park (Austin), TX	—	10,088	81,568	14	24,070	10,102	105,638	115,740	69,976	1995
Lenox Square	Atlanta, GA	—	37,447	492,411	—	151,495	37,447	643,906	681,353	409,736	1998	(4)
Mall of Georgia	Buford (Atlanta), GA	—	47,492	326,633	—	14,648	47,492	341,281	388,773	218,406	1999	(5)
McCain Mall	N. Little Rock, AR	—	—	9,515	10,142	29,293	10,142	38,808	48,950	19,990	1973
Menlo Park Mall	Edison (New York), NJ	—	65,684	223,252	—	92,628	65,684	315,880	381,564	207,511	1997	(4)
Midland Park Mall	Midland, TX	—	687	9,213	1,196	42,929	1,883	52,142	54,025	24,232	1980
Miller Hill Mall	Duluth, MN	—	2,965	18,092	1,811	43,580	4,776	61,672	66,448	48,055	1973
North East Mall	Hurst (Dallas), TX	—	128	12,966	19,010	129,458	19,138	142,424	161,562	108,694	1971
Ocean County Mall	Toms River (New York), NJ	—	20,404	124,945	3,277	88,119	23,681	213,064	236,745	115,269	1998	(4)
Orland Square	Orland Park (Chicago), IL	—	35,439	129,906	—	81,221	35,439	211,127	246,566	130,503	1997	(4)
Oxford Valley Mall	Langhorne (Philadelphia), PA	23,109	18,355	100,287	—	19,706	18,355	119,993	138,348	89,269	2003	(4)
Penn Square Mall	Oklahoma City, OK	310,000	2,043	155,958	—	63,163	2,043	219,121	221,164	149,853	2002	(4)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2022

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Pheasant Lane Mall	Nashua, NH	$—	$3,902	$155,068	$550	$51,969	$4,452	$207,037	$211,489	$128,851	2004	(5)
Phipps Plaza	Atlanta, GA	—	15,005	210,610	—	266,743	15,005	477,353	492,358	190,110	1998	(4)
Plaza Carolina	Carolina (San Juan), PR	225,000	15,493	279,560	—	81,174	15,493	360,734	376,227	193,404	2004	(4)
Prien Lake Mall	Lake Charles, LA	—	1,842	2,813	3,053	69,272	4,895	72,085	76,980	31,107	1972
Rockaway Townsquare	Rockaway (New York), NJ	—	41,918	212,257	—	73,502	41,918	285,759	327,677	176,651	1998	(4)
Roosevelt Field	Garden City (New York), NY	—	163,160	702,008	1,246	379,764	164,406	1,081,772	1,246,178	601,111	1998	(4)
Ross Park Mall	Pittsburgh, PA	—	23,541	90,203	5,815	132,564	29,356	222,767	252,123	143,279	1986
Santa Rosa Plaza	Santa Rosa, CA	—	10,400	87,864	—	27,609	10,400	115,473	125,873	73,545	1998	(4)
Shops at Chestnut Hill, The	Chestnut Hill (Boston), MA	120,000	449	25,102	38,864	106,476	39,313	131,578	170,891	52,332	2002	(5)
Shops at Nanuet, The	Nanuet, NY	—	28,125	142,860	—	8,213	28,125	151,073	179,198	52,197	2013
Shops at Riverside, The	Hackensack (New York), NJ	—	13,521	238,746	—	266,760	13,521	505,506	519,027	137,209	2007	(4) (5)
South Hills Village	Pittsburgh, PA	—	23,445	125,840	1,472	91,381	24,917	217,221	242,138	121,075	1997	(4)
South Shore Plaza	Braintree (Boston), MA	—	101,200	301,495	1,972	165,796	103,172	467,291	570,463	295,152	1998	(4)
Southdale Mall	Edina (Minneapolis), MN	—	41,430	184,967	—	84,587	41,430	269,554	310,984	84,297	2007	(4) (5)
SouthPark	Charlotte, NC	—	42,092	188,055	100	220,434	42,192	408,489	450,681	248,104	2002	(4)
St. Charles Towne Center	Waldorf (Washington, DC), MD	—	7,710	52,934	1,180	27,436	8,890	80,370	89,260	64,589	1990
Stanford Shopping Center	Palo Alto (San Jose), CA	—	—	339,537	—	209,906	—	549,443	549,443	246,596	2003	(4)
Summit Mall	Akron, OH	85,000	15,374	51,137	—	55,830	15,374	106,967	122,341	71,924	1965
Tacoma Mall	Tacoma (Seattle), WA	—	37,113	125,826	—	178,479	37,113	304,305	341,418	164,784	1987
Tippecanoe Mall	Lafayette, IN	—	2,897	8,439	5,517	49,477	8,414	57,916	66,330	46,026	1973
Town Center at Boca Raton	Boca Raton (Miami), FL	—	64,200	307,317	—	256,935	64,200	564,252	628,452	341,902	1998	(4)
Towne East Square	Wichita, KS	—	8,024	18,479	4,108	60,066	12,132	78,545	90,677	48,830	1975
Treasure Coast Square	Jensen Beach, FL	—	10,750	72,990	3,067	27,229	13,817	100,219	114,036	69,695	1987
Tyrone Square	St. Petersburg (Tampa), FL	—	15,638	120,962	1,459	50,657	17,097	171,619	188,716	122,388	1972
University Park Mall	Mishawaka, IN	—	10,762	118,164	7,000	58,825	17,762	176,989	194,751	150,567	1996	(4)
Walt Whitman Shops	Huntington Station (New York), NY	—	51,700	111,258	3,789	138,245	55,489	249,503	304,992	145,033	1998	(4)
White Oaks Mall	Springfield, IL	40,191	2,907	35,692	2,468	68,119	5,375	103,811	109,186	64,640	1977
Wolfchase Galleria	Memphis, TN	155,152	16,407	128,276	—	17,550	16,407	145,826	162,233	106,449	2002	(4)
Woodland Hills Mall	Tulsa, OK	—	34,211	187,123	13,811	46,363	48,022	233,486	281,508	160,791	2004	(5)

Premium Outlets
Albertville Premium Outlets	Albertville (Minneapolis), MN	—	3,900	97,059	—	9,653	3,900	106,712	110,612	58,945	2004	(4)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2022

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Allen Premium Outlets	Allen (Dallas), TX	$—	$20,932	$69,788	$—	$44,310	$20,932	$114,098	$135,030	$43,412	2004	(4)
Aurora Farms Premium Outlets	Aurora (Cleveland), OH	—	2,370	24,326	—	9,363	2,370	33,689	36,059	26,001	2004	(4)
Birch Run Premium Outlets	Birch Run (Detroit), MI	123,000	11,477	77,856	—	8,785	11,477	86,641	98,118	42,560	2010	(4)
Camarillo Premium Outlets	Camarillo (Los Angeles), CA	—	16,599	224,721	395	76,461	16,994	301,182	318,176	165,120	2004	(4)
Carlsbad Premium Outlets	Carlsbad (San Diego), CA	—	12,890	184,990	96	11,086	12,986	196,076	209,062	98,511	2004	(4)
Carolina Premium Outlets	Smithfield (Raleigh), NC	—	3,175	59,863	5,311	8,149	8,486	68,012	76,498	40,891	2004	(4)
Chicago Premium Outlets	Aurora (Chicago), IL	—	659	118,005	13,050	97,030	13,709	215,035	228,744	94,851	2004	(4)
Cincinnati Premium Outlets	Monroe (Cincinnati), OH	—	14,117	71,520	—	3,843	14,117	75,363	89,480	40,069	2008
Clinton Crossing Premium Outlets	Clinton, CT	—	2,060	107,556	1,532	6,970	3,592	114,526	118,118	68,416	2004	(4)
Denver Premium Outlets	Thornton (Denver), CO	—	10,779	45,335	10	73,942	10,789	119,277	130,066	23,899	2018
Desert Hills Premium Outlets	Cabazon (Palm Springs), CA	—	3,440	338,679	—	115,793	3,440	454,472	457,912	213,075	2004	(4)
Ellenton Premium Outlets	Ellenton (Tampa), FL	178,000	15,807	182,412	—	8,578	15,807	190,990	206,797	125,341	2010	(4)
Folsom Premium Outlets	Folsom (Sacramento), CA	—	9,060	50,281	—	6,477	9,060	56,758	65,818	35,713	2004	(4)
Gilroy Premium Outlets	Gilroy (San Jose), CA	—	9,630	194,122	—	17,044	9,630	211,166	220,796	115,388	2004	(4)
Gloucester Premium Outlets	Blackwood, NJ	85,054	14,389	107,685	—	153	14,389	107,838	122,227	28,589	2015	(5)
Grand Prairie Premium Outlets	Grand Prairie (Dallas), TX	—	9,497	194,245	—	1,332	9,497	195,577	205,074	67,362	2012
Grove City Premium Outlets	Grove City (Pittsburgh), PA	140,000	6,421	121,880	—	9,932	6,421	131,812	138,233	85,007	2010	(4)
Gulfport Premium Outlets	Gulfport, MS	50,000	—	27,949	—	8,215	—	36,164	36,164	20,627	2010	(4)
Hagerstown Premium Outlets	Hagerstown (Baltimore/Washington, DC), MD	70,430	3,560	85,883	—	1,690	3,560	87,573	91,133	45,565	2010	(4)
Houston Premium Outlets	Cypress (Houston), TX	—	8,695	69,350	—	42,986	8,695	112,336	121,031	61,726	2007
Indiana Premium Outlets	Edinburgh (Indianapolis), IN	—	2,857	47,309	—	20,840	2,857	68,149	71,006	39,528	2004	(4)
Jackson Premium Outlets	Jackson (New York), NJ	—	6,413	104,013	3	8,133	6,416	112,146	118,562	57,955	2004	(4)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2022

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Jersey Shore Premium Outlets	Tinton Falls (New York), NJ	$—	$15,390	$50,979	$—	$79,970	$15,390	$130,949	$146,339	$75,410	2007
Johnson Creek Premium Outlets	Johnson Creek, WI	—	2,800	39,546	—	7,462	2,800	47,008	49,808	25,817	2004	(4)
Kittery Premium Outlets	Kittery, ME	—	11,832	94,994	—	11,786	11,832	106,780	118,612	52,721	2004	(4)
Las Americas Premium Outlets	San Diego, CA	—	45,168	251,878	—	12,562	45,168	264,440	309,608	117,971	2007	(4)
Las Vegas North Premium Outlets	Las Vegas, NV	—	25,435	134,973	16,536	151,175	41,971	286,148	328,119	151,504	2004	(4)
Las Vegas South Premium Outlets	Las Vegas, NV	—	13,085	160,777	—	32,331	13,085	193,108	206,193	96,980	2004	(4)
Lee Premium Outlets	Lee, MA	47,480	9,167	52,212	—	5,032	9,167	57,244	66,411	35,216	2010	(4)
Leesburg Corner Premium Outlets	Leesburg (Washington, DC), VA	—	7,190	162,023	—	23,110	7,190	185,133	192,323	97,510	2004	(4)
Lighthouse Place Premium Outlets	Michigan City (Chicago, IL), IN	—	6,630	94,138	—	13,395	6,630	107,533	114,163	64,427	2004	(4)
Merrimack Premium Outlets	Merrimack, NH	—	14,975	118,428	—	2,357	14,975	120,785	135,760	51,702	2012
Napa Premium Outlets	Napa, CA	—	11,400	45,023	—	7,626	11,400	52,649	64,049	30,812	2004	(4)
North Bend Premium Outlets	North Bend (Seattle), WA	—	2,143	36,197	—	5,209	2,143	41,406	43,549	21,911	2004	(4)
North Georgia Premium Outlets	Dawsonville (Atlanta), GA	—	4,300	137,020	—	2,048	4,300	139,068	143,368	73,213	2004	(4)
Orlando International Premium Outlets	Orlando, FL	—	31,998	472,815	—	19,475	31,998	492,290	524,288	214,107	2010	(4)
Orlando Vineland Premium Outlets	Orlando, FL	—	14,040	382,949	36,023	26,484	50,063	409,433	459,496	203,390	2004	(4)
Petaluma Village Premium Outlets	Petaluma (San Francisco), CA	—	13,322	13,710	—	3,434	13,322	17,144	30,466	11,469	2004	(4)
Philadelphia Premium Outlets	Limerick (Philadelphia), PA	—	16,676	105,249	—	25,411	16,676	130,660	147,336	81,825	2006
Phoenix Premium Outlets	Chandler (Phoenix), AZ	—	—	63,082	—	569	—	63,651	63,651	28,604	2013
Pismo Beach Premium Outlets	Pismo Beach, CA	32,124	4,317	19,044	—	3,329	4,317	22,373	26,690	15,087	2010	(4)
Pleasant Prairie Premium Outlets	Pleasant Prairie (Chicago, IL/Milwaukee), WI	145,000	16,823	126,686	—	8,736	16,823	135,422	152,245	64,986	2010	(4)
Puerto Rico Premium Outlets	Barceloneta, PR	160,000	20,586	114,021	—	9,146	20,586	123,167	143,753	59,184	2010	(4)
Queenstown Premium Outlets	Queenstown (Baltimore), MD	56,432	8,129	61,950	—	5,463	8,129	67,413	75,542	33,658	2010	(4)
Rio Grande Valley Premium Outlets	Mercedes (McAllen), TX	—	12,229	41,547	—	27,130	12,229	68,677	80,906	44,789	2005
Round Rock Premium Outlets	Round Rock (Austin), TX	—	13,485	82,252	—	5,510	13,485	87,762	101,247	56,850	2005

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2022

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
San Francisco Premium Outlets	Livermore (San Francisco), CA	$—	$21,925	$308,694	$46,177	$75,086	$68,102	$383,780	$451,882	$122,532	2012
San Marcos Premium Outlets	San Marcos (Austin/San Antonio), TX	—	13,180	287,179	—	20,474	13,180	307,653	320,833	136,166	2010	(4)
Seattle Premium Outlets	Tulalip (Seattle), WA	—	—	103,722	—	55,814	—	159,536	159,536	85,199	2004	(4)
St. Augustine Premium Outlets	St. Augustine (Jacksonville), FL	—	6,090	57,670	2	15,333	6,092	73,003	79,095	41,368	2004	(4)
Tampa Premium Outlets	Lutz (Tampa), FL	—	14,298	97,188	121	5,174	14,419	102,362	116,781	30,385	2015
The Crossings Premium Outlets	Tannersville, PA	—	7,720	172,931	—	19,724	7,720	192,655	200,375	98,720	2004	(4)
Tucson Premium Outlets	Marana (Tucson), AZ	—	12,508	69,677	—	4,710	12,508	74,387	86,895	21,786	2015
Vacaville Premium Outlets	Vacaville, CA	—	9,420	84,850	—	18,873	9,420	103,723	113,143	61,181	2004	(4)
Waikele Premium Outlets	Waipahu (Honolulu), HI	—	22,630	77,316	—	19,799	22,630	97,115	119,745	53,428	2004	(4)
Waterloo Premium Outlets	Waterloo, NY	—	3,230	75,277	—	15,100	3,230	90,377	93,607	52,247	2004	(4)
Williamsburg Premium Outlets	Williamsburg, VA	185,000	10,323	223,789	—	9,377	10,323	233,166	243,489	102,609	2010	(4)
Woodburn Premium Outlets	Woodburn (Portland), OR	—	9,414	150,414	—	3,579	9,414	153,993	163,407	55,767	2013	(4)
Woodbury Common Premium Outlets	Central Valley (New York), NY	—	11,010	862,559	1,779	276,348	12,789	1,138,907	1,151,696	511,320	2004	(4)
Wrentham Village Premium Outlets	Wrentham (Boston), MA	—	4,900	282,031	—	52,369	4,900	334,400	339,300	164,647	2004	(4)

The Mills
Arizona Mills	Tempe (Phoenix), AZ	97,775	41,285	297,289	—	15,200	41,285	312,489	353,774	95,928	2007	(4) (5)
Great Mall	Milpitas (San Jose), CA	—	69,853	463,101	—	61,938	69,853	525,039	594,892	193,404	2007	(4) (5)
Gurnee Mills	Gurnee (Chicago), IL	257,710	41,133	297,911	—	32,630	41,133	330,541	371,674	124,874	2007	(4) (5)
Mills at Jersey Gardens, The	Elizabeth, NJ	—	120,417	865,605	—	23,872	120,417	889,477	1,009,894	259,860	2015	(4)
Opry Mills	Nashville, TN	375,000	51,000	327,503	—	22,928	51,000	350,431	401,431	122,261	2007	(4) (5)
Outlets at Orange, The	Orange (Los Angeles), CA	215,000	64,973	211,322	—	4,890	64,973	216,212	281,185	33,960	2007	(4) (5)
Potomac Mills	Woodbridge (Washington, DC), VA	416,000	61,608	425,370	—	39,420	61,608	464,790	526,398	180,509	2007	(4) (5)
Sawgrass Mills	Sunrise (Miami), FL	—	192,981	1,641,153	5,395	234,488	198,376	1,875,641	2,074,017	654,797	2007	(4) (5)

Designer Outlets
La Reggia Designer Outlet	Marcianise (Naples), Italy	171,255	37,220	233,179	—	40,717	37,220	273,896	311,116	72,822	2013	(4) (5) (7)
Noventa Di Piave Designer Outlet	Venice, Italy	297,121	38,793	309,283	—	75,765	38,793	385,048	423,841	90,117	2013	(4) (5) (7)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2022

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Ochtrup Designer Outlet	Ochtrup, Germany	$53,517	$11,770	$98,276	$—	$—	$11,770	$98,276	$110,046	$12,478	2016	(4) (5) (7)
Parndorf Designer Outlet	Vienna, Austria	195,869	14,903	223,156	—	9,698	14,903	232,854	247,757	68,785	2013	(4) (5) (7)
Provence Designer Outlet	Provence, France	101,405	41,321	80,199	6,169	—	47,490	80,199	127,689	37,182	2017	(4) (5) (7)
Roermond Designer Outlet	Roermond, Netherlands	246,178	15,035	400,094	—	18,916	15,035	419,010	434,045	127,159	2013	(4) (5) (7)
Roosendaal Designer Outlet	Roosendaal, Netherlands	63,820	22,191	108,069	—	8,770	22,191	116,839	139,030	33,580	2017	(4) (5) (7)

Lifestyle Centers
ABQ Uptown	Albuquerque, NM	—	6,374	75,333	4,054	10,140	10,428	85,473	95,901	36,053	2011	(4)
Northgate Station	Seattle, WA	—	23,610	115,992	13,557	104,529	37,167	220,521	257,688	60,743	1987
University Park Village	Fort Worth, TX	52,352	18,031	100,523	—	9,245	18,031	109,768	127,799	30,500	2015	(4)

Other Properties
Calhoun Marketplace	Calhoun, GA	17,146	1,745	12,529	—	2,139	1,745	14,668	16,413	11,396	2010	(4)
Florida Keys Outlet Center	Florida City, FL	17,000	1,112	1,748	—	5,855	1,112	7,603	8,715	4,313	2010	(4)
Gaffney Marketplace	Gaffney (Greenville/Charlotte), SC	27,696	4,056	32,371	—	6,259	4,056	38,630	42,686	24,201	2010	(4)
Orlando Outlet Marketplace	Orlando, FL	—	3,367	1,557	—	4,334	3,367	5,891	9,258	3,370	2010	(4)
Osage Beach Marketplace	Osage Beach, MO	—	1,397	8,874	—	16	1,397	8,890	10,287	2,666	2004	(4)
Southridge Mall	Greendale (Milwaukee), WI	112,087	12,359	130,111	1,939	12,244	14,298	142,355	156,653	64,232	2007	(4) (5)

Other pre-development costs		109,458	102,451	374,062	959	—	103,410	374,062	477,472	1,882
Other		25,000	3,537	269,940	267	—	3,804	269,940	273,744	23,756
Currency Translation Adjustment		—	(5,882)	(43,932)	—	(16,661)	(5,882)	(60,593)	(66,475)	(58,224)
		$5,469,335	$3,246,051	$25,215,197	$386,892	$9,031,638	$3,632,943	$34,246,835	$37,879,778	$16,224,050

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Schedule III as of December 31, 2022

(Dollars in thousands)

(1)	Reconciliation of Real Estate Properties:

The changes in real estate assets for the years ended December 31, 2022, 2021, and 2020 are as follows:

	2022	2021	2020
Balance, beginning of year	$37,497,216	$37,608,638	$37,356,739
Acquisitions and consolidations (7)	122,074	121,250	—
Improvements	688,173	569,483	401,202
Disposals and deconsolidations	(308,030)	(655,482)	(320,328)
Currency Translation Adjustment	(119,655)	(146,673)	171,025
Balance, close of year	$37,879,778	$37,497,216	$37,608,638

The unaudited aggregate cost of domestic consolidated real estate assets for U.S. federal income tax purposes as of December 31, 2022 was $20,977,712.

(2)	Reconciliation of Accumulated Depreciation:

The changes in accumulated depreciation for the years ended December 31, 2022, 2021, and 2020 are as follows:

	2022	2021	2020
Balance, beginning of year	$15,304,461	$14,592,867	$13,622,433
Depreciation expense (7)	1,075,391	1,083,705	1,226,611
Disposals and deconsolidations	(180,091)	(403,582)	(236,123)
Currency Translation Adjustment	24,289	31,471	(20,054)
Balance, close of year	$16,224,050	$15,304,461	$14,592,867

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