Form 10-Q
period 2023-03-31
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2023-05-04
CIK 1063761, 1022344

J

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of March 31, 2023, Simon Property Group, Inc. had 326,988,470 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2023 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority-owned partnership subsidiary, for which Simon is the general partner. As of March 31, 2023, Simon owned an approximate 87.4% ownership interest in the Operating Partnership, with the remaining 12.6% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day-to-day management.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10-Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	March 31,	December 31,
	2023	2022
ASSETS:
Investment properties, at cost	$38,505,497	$38,326,912
Less - accumulated depreciation	16,823,305	16,563,749
	21,682,192	21,763,163
Cash and cash equivalents	1,155,423	621,628
Tenant receivables and accrued revenue, net	779,702	823,540
Investment in TRG, at equity	3,062,030	3,074,345
Investment in Klépierre, at equity	1,541,743	1,561,112
Investment in other unconsolidated entities, at equity	3,440,532	3,511,263
Right-of-use assets, net	494,591	496,930
Deferred costs and other assets	1,141,583	1,159,293
Total assets	$33,297,796	$33,011,274
LIABILITIES:
Mortgages and unsecured indebtedness	$25,569,968	$24,960,286
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,351,870	1,491,583
Cash distributions and losses in unconsolidated entities, at equity	1,703,448	1,699,828
Dividend payable	2,436	1,997
Lease liabilities	495,573	497,953
Other liabilities	497,210	535,736
Total liabilities	29,620,505	29,187,383
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests	224,419	212,239
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	41,352	41,435
Common stock, $0.0001 par value, 511,990,000 shares authorized, 342,905,419 and 342,905,419 issued and outstanding, respectively	34	34
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	11,231,471	11,232,881
Accumulated deficit	(6,069,767)	(5,926,974)
Accumulated other comprehensive loss	(160,854)	(164,873)
Common stock held in treasury, at cost, 15,916,949 and 15,959,628 shares, respectively	(2,038,723)	(2,043,979)
Total stockholders’ equity	3,003,513	3,138,524
Noncontrolling interests	449,359	473,128
Total equity	3,452,872	3,611,652
Total liabilities and equity	$33,297,796	$33,011,274

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2023	2022
REVENUE:
Lease income	$1,248,185	$1,207,867
Management fees and other revenues	28,949	27,587
Other income	73,715	60,468
Total revenue	1,350,849	1,295,922
EXPENSES:
Property operating	111,748	103,664
Depreciation and amortization	307,059	310,163
Real estate taxes	111,159	111,691
Repairs and maintenance	22,174	22,304
Advertising and promotion	24,159	25,263
Home and regional office costs	56,820	52,197
General and administrative	9,107	7,833
Other	45,900	42,416
Total operating expenses	688,126	675,531
OPERATING INCOME BEFORE OTHER ITEMS	662,723	620,391
Interest expense	(199,429)	(185,159)
Income and other tax benefit	13,453	1,435
Income from unconsolidated entities	21,900	81,184
Unrealized gains (losses) in fair value of publicly traded equity instruments, net	20,608	(31,032)
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	1,491
CONSOLIDATED NET INCOME	519,255	488,310
Net income attributable to noncontrolling interests	66,594	60,846
Preferred dividends	834	834
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$451,827	$426,630
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.38	$1.30

Consolidated Net Income	$519,255	$488,310
Unrealized gain on derivative hedge agreements	5,672	16,833
Net gain reclassified from accumulated other comprehensive loss into earnings	(501)	(387)
Currency translation adjustments	(751)	1,305
Changes in available-for-sale securities and other	194	(521)
Comprehensive income	523,869	505,540
Comprehensive income attributable to noncontrolling interests	67,189	62,982
Comprehensive income attributable to common stockholders	$456,680	$442,558

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$519,255	$488,310
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	322,392	324,124
Gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	(1,491)
Unrealized (gains) losses in fair value of equity instruments	(20,608)	31,032
Straight-line lease loss	6,912	9,254
Equity in income of unconsolidated entities	(21,900)	(81,184)
Distributions of income from unconsolidated entities	119,146	121,448
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	25,774	89,958
Deferred costs and other assets	3,981	(41,214)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	(126,271)	(148,368)
Net cash provided by operating activities	828,681	791,869
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(27,712)	—
Funding of loans to related parties	(6,500)	(125,357)
Repayments of loans to related parties	2,913	71,930
Capital expenditures, net	(166,070)	(154,649)
Investments in unconsolidated entities	(10,664)	(124,429)
Purchase of equity instruments	—	(6,390)
Proceeds from sales of equity instruments	978	25,986
Distributions of capital from unconsolidated entities and other	47,315	213,010
Net cash used in investing activities	(159,740)	(99,899)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(83)	(82)
Purchase of shares related to stock grant recipients' tax withholdings	(2,624)	(3,757)
Redemption of limited partner units	(2,858)	(147)
Distributions to noncontrolling interest holders in properties	(5,525)	(1,205)
Contributions from noncontrolling interest holders in properties	6,459	4,833
Preferred distributions of the Operating Partnership	(479)	(479)
Distributions to stockholders and preferred dividends	(590,434)	(543,010)
Distributions to limited partners	(85,163)	(78,024)
Proceeds from issuance of debt, net of transaction costs	1,412,721	2,433,167
Repayments of debt	(867,160)	(2,522,273)
Net cash used in financing activities	(135,146)	(710,977)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	533,795	(19,007)
CASH AND CASH EQUIVALENTS, beginning of period	621,628	533,936
CASH AND CASH EQUIVALENTS, end of period	$1,155,423	$514,929

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
December 31, 2022	$41,435	$34	$(164,873)	$11,232,881	$(5,926,974)	$(2,043,979)	$473,128	$3,611,652
Series J preferred stock premium amortization	(83)							(83)
Stock incentive program (65,017 common shares)				(7,880)		7,880		—
Redemption of limited partner units (22,442 units)				(2,645)			(213)	(2,858)
Amortization of stock incentive				5,379				5,379
Long-term incentive performance units							3,382	3,382
Issuance of unit equivalents and other (22,338 common shares repurchased)					(5,020)	(2,624)	189	(7,455)
Unrealized gain on hedging activities			4,959				713	5,672
Currency translation adjustments			(671)				(80)	(751)
Changes in available-for-sale securities and other			169				25	194
Net gain reclassified from accumulated other comprehensive loss into earnings			(438)				(63)	(501)
Other comprehensive income (loss)			4,019				595	4,614
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				3,736			(3,736)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(590,434)		(85,163)	(675,597)
Distributions to other noncontrolling interest partners							(4,366)	(4,366)
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and $572 attributable to noncontrolling redeemable interests in properties					452,661		65,543	518,204
March 31, 2023	$41,352	$34	$(160,854)	$11,231,471	$(6,069,767)	$(2,038,723)	$449,359	$3,452,872

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

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	March 31,	December 31,
	2023	2022
ASSETS:
Investment properties, at cost	$38,505,497	$38,326,912
Less — accumulated depreciation	16,823,305	16,563,749
	21,682,192	21,763,163
Cash and cash equivalents	1,155,423	621,628
Tenant receivables and accrued revenue, net	779,702	823,540
Investment in TRG, at equity	3,062,030	3,074,345
Investment in Klépierre, at equity	1,541,743	1,561,112
Investment in other unconsolidated entities, at equity	3,440,532	3,511,263
Right-of-use assets, net	494,591	496,930
Deferred costs and other assets	1,141,583	1,159,293
Total assets	$33,297,796	$33,011,274
LIABILITIES:
Mortgages and unsecured indebtedness	$25,569,968	$24,960,286
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,351,870	1,491,583
Cash distributions and losses in unconsolidated entities, at equity	1,703,448	1,699,828
Distribution payable	2,436	1,997
Lease liabilities	495,573	497,953
Other liabilities	497,210	535,736
Total liabilities	29,620,505	29,187,383
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests	224,419	212,239
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	41,352	41,435
General Partner, 326,996,470 and 326,953,791 units outstanding, respectively	2,962,161	3,097,089
Limited Partners, 47,280,516 and 47,302,958 units outstanding, respectively	428,295	448,076
Total partners’ equity	3,431,808	3,586,600
Nonredeemable noncontrolling interests in properties, net	21,064	25,052
Total equity	3,452,872	3,611,652
Total liabilities and equity	$33,297,796	$33,011,274

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended
	March 31,
	2023	2022
REVENUE:
Lease income	$1,248,185	$1,207,867
Management fees and other revenues	28,949	27,587
Other income	73,715	60,468
Total revenue	1,350,849	1,295,922
EXPENSES:
Property operating	111,748	103,664
Depreciation and amortization	307,059	310,163
Real estate taxes	111,159	111,691
Repairs and maintenance	22,174	22,304
Advertising and promotion	24,159	25,263
Home and regional office costs	56,820	52,197
General and administrative	9,107	7,833
Other	45,900	42,416
Total operating expenses	688,126	675,531
OPERATING INCOME BEFORE OTHER ITEMS	662,723	620,391
Interest expense	(199,429)	(185,159)
Income and other tax benefit	13,453	1,435
Income from unconsolidated entities	21,900	81,184
Unrealized gains (losses) in fair value of publicly traded equity instruments, net	20,608	(31,032)
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	1,491
CONSOLIDATED NET INCOME	519,255	488,310
Net income (loss) attributable to noncontrolling interests	762	(996)
Preferred unit requirements	1,313	1,313
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$517,180	$487,993
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$451,827	$426,630
Limited Partners	65,353	61,363
Net income attributable to unitholders	$517,180	$487,993
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$1.38	$1.30

Consolidated Net Income	$519,255	$488,310
Unrealized gain on derivative hedge agreements	5,672	16,833
Net gain reclassified from accumulated other comprehensive loss into earnings	(501)	(387)
Currency translation adjustments	(751)	1,305
Changes in available-for-sale securities and other	194	(521)
Comprehensive income	523,869	505,540
Comprehensive income attributable to noncontrolling interests	190	273
Comprehensive income attributable to unitholders	$523,679	$505,267

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$519,255	$488,310
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	322,392	324,124
Gain upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	(1,491)
Unrealized (gains) losses in fair value of equity instruments	(20,608)	31,032
Straight-line lease loss	6,912	9,254
Equity in income of unconsolidated entities	(21,900)	(81,184)
Distributions of income from unconsolidated entities	119,146	121,448
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	25,774	89,958
Deferred costs and other assets	3,981	(41,214)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	(126,271)	(148,368)
Net cash provided by operating activities	828,681	791,869
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(27,712)	—
Funding of loans to related parties	(6,500)	(125,357)
Repayments of loans to related parties	2,913	71,930
Capital expenditures, net	(166,070)	(154,649)
Investments in unconsolidated entities	(10,664)	(124,429)
Purchase of equity instruments	—	(6,390)
Proceeds from sale of equity instruments	978	25,986
Distributions of capital from unconsolidated entities and other	47,315	213,010
Net cash used in investing activities	(159,740)	(99,899)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(83)	(82)
Purchase of units related to stock grant recipients' tax withholdings	(2,624)	(3,757)
Redemption of limited partner units	(2,858)	(147)
Distributions to noncontrolling interest holders in properties	(5,525)	(1,205)
Contributions from noncontrolling interest holders in properties	6,459	4,833
Partnership distributions	(676,076)	(621,513)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	1,412,721	2,433,167
Mortgage and unsecured indebtedness principal payments	(867,160)	(2,522,273)
Net cash used in financing activities	(135,146)	(710,977)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	533,795	(19,007)
CASH AND CASH EQUIVALENTS, beginning of period	621,628	533,936
CASH AND CASH EQUIVALENTS, end of period	$1,155,423	$514,929

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
December 31, 2022	$41,435	$3,097,089	$448,076	$25,052	$3,611,652
Series J preferred stock premium and amortization	(83)				(83)
Stock incentive program (65,017 common units)		—			—
Amortization of stock incentive		5,379			5,379
Redemption of limited partner units (22,442 units)		(2,645)	(213)		(2,858)
Long-term incentive performance units			3,382		3,382
Issuance of unit equivalents and other (22,338 common units)		(7,644)	1	188	(7,455)
Unrealized gain on hedging activities		4,959	713		5,672
Currency translation adjustments		(671)	(80)		(751)
Changes in available-for-sale securities and other		169	25		194
Net gain reclassified from accumulated other comprehensive loss into earnings		(438)	(63)		(501)
Other comprehensive income (loss)		4,019	595		4,614
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		3,736	(3,736)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(834)	(589,600)	(85,163)	(4,366)	(679,963)
Net income, excluding preferred distributions on temporary equity preferred units of $479 and $572 attributable to noncontrolling redeemable interests in properties	834	451,827	65,353	190	518,204
March 31, 2023	$41,352	$2,962,161	$428,295	$21,064	$3,452,872

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of March 31, 2023, we owned or held an interest in 196 income-producing properties in the United States, which consisted of 93 malls, 69 Premium Outlets, 14 Mills, six lifestyle centers, and 14 other retail properties in 37 states and Puerto Rico. We also own an 80% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. Internationally, as of March 31, 2023, we had ownership in 34 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of March 31, 2023, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 14 countries in Europe.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim periods ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (GAAP) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the combined 2022 Annual Report on Form 10-K of Simon and the Operating Partnership. Certain reclassifications considered necessary for a fair presentation have been made to the prior period financial statements in order to conform to the current year presentation. These reclassifications have not changed the results of operations.

As of March 31, 2023, we consolidated 130 wholly-owned properties and 18 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We apply the equity method of accounting to the other 82 properties (the joint venture properties) and our investments in Klépierre and TRG, as well as our investments (collectively, our other platform investments) in retail operations (J.C. Penney and SPARC Group); an intellectual property and licensing venture (Authentic Brands Group, LLC, or ABG); an e-commerce venture (Rue Gilt Groupe, or RGG); and Jamestown (a global real estate investment and management company). We manage the day-to-day operations of 51 of the 82 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Thailand, Canada, Spain, and the United Kingdom comprise 24 of the remaining 31 properties. These international properties and TRG are managed by joint ventures in which we share control.

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s weighted average ownership interest in the Operating Partnership was 87.4% for both the three months ended March 31, 2023

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

and 2022. As of March 31, 2023 and December 31, 2022, Simon’s ownership interest in the Operating Partnership was 87.4%. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of equity instruments, our deferred compensation plan investments, the debt securities of our captive insurance subsidiary, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At March 31, 2023 and December 31, 2022, we had equity instruments with readily determinable fair values of $94.1 million and $73.0 million, respectively. Changes in the fair value of these equity instruments are recorded in unrealized gains (losses) in fair value of publicly traded equity instruments, net in our consolidated statements of operations and comprehensive income. At March 31, 2023 and December 31, 2022, we had equity instruments without readily determinable fair values of $237.2 million and $236.2 million, respectively, for which we have elected the measurement alternative.  We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the three months ended March 31, 2023 and 2022.

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

At March 31, 2023 and December 31, 2022, we held debt securities of $51.5 million and $52.3 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

The equity instruments with readily determinable fair values we held at March 31, 2023 and December 31, 2022 were primarily classified as having Level 1 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts, interest rate swap and cap agreements with an asset balance of $16.2 million at March 31, 2023 and $15.8 million at December 31, 2022, and a liability balance of $8.4 million and $8.6 million at March 31, 2023 and December 31, 2022, respectively.

Note 7 includes a discussion of the fair value of debt measured using Level 2 inputs.  Level 3 inputs to our purchase accounting and impairment analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows:

	As of	As of
	March 31,	December 31,
	2023	2022
Limited partners’ interests in the Operating Partnership	$428,295	$448,076
Nonredeemable noncontrolling interests in properties, net	21,064	25,052
Total noncontrolling interests reflected in equity	$449,359	$473,128

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

Accumulated Other Comprehensive Income (Loss)

Simon

The total accumulated other comprehensive income (loss) related to Simon’s currency translation adjustment was ($200.2) million and ($199.5) million as of March 31, 2023 and December 31, 2022, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended
	March 31,
			Affected line item where
	2023	2022	net income is presented

Accumulated derivative gains, net	$501	$387	Interest expense
	(63)	(49)	Net income attributable to noncontrolling interests
	$438	$338

The Operating Partnership

The total accumulated other comprehensive income (loss) related to the Operating Partnership’s currency translation adjustment was ($229.1) million and ($228.3) million as of March 31, 2023 and December 31, 2022, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended
	March 31,
			Affected line item where
	2023	2022	net income is presented

Accumulated derivative gains, net	$501	$387	Interest expense

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

As of March 31, 2023, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	3	$500.0 Million
Interest Rate Swaps	3	€878.0 million
Interest Rate Caps	3	€119.7 million

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

The carrying value of our interest rate swap and cap agreements, at fair value, as of March 31, 2023 and December 31, 2022 was an asset balance of $14.3 million and $13.1 million, respectively, and is included in deferred costs and other assets.

We may enter into treasury lock agreements as part of an anticipated debt issuance. Upon completion of the debt issuance, the fair value of these instruments that had been recorded as part of accumulated other comprehensive income (loss) is amortized to interest expense over the life of the debt agreement.

The unamortized gain on our treasury locks and terminated hedges recorded in accumulated other comprehensive income (loss) was $22.2 million as of March 31, 2023, compared to an unamortized gain of $10.9 million as of December 31, 2022. Within the next 12 months, we expect to reclassify to earnings approximately $1.1 million of gains related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss).

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

We had the following Euro:USD forward contracts designated as net investment hedges at March 31, 2023 and December 31, 2022 (in millions):

		Asset (Liability) Value as of
		March 31,	December 31,
Notional Value	Maturity Date	2023	2022
€50.0	January 13, 2023	—	(2.9)
€15.0	March 15, 2023	—	0.7
€15.0	March 15, 2023	—	0.7
€50.0	December 15, 2023	(3.2)	(2.8)
€30.0	March 15, 2024	1.1	1.3
€51.0	March 15, 2024	(3.1)	(2.8)
€45.0	April 12, 2023	(0.5)	(0.2)
€44.0	September 15, 2023	(0.4)	(0.1)
€50.0	January 17, 2024	(0.1)	—
€30.0	September 15, 2023	(0.4)	—
€30.7	May 2, 2023	0.1	—

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Asset balances in the above table are included in deferred costs and other assets. Liability balances in the above table are included in other liabilities.

We have designated certain derivative and nonderivative instruments as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss). For the three months ended March 31, 2023 and 2022, we recorded gains (loss) of ($32.4) million and $44.3 million, respectively, in the cumulative translation adjustment section of the other comprehensive income (loss). Changes in the value of these forward contracts are offset by changes in the underlying hedged Euro-denominated joint venture investments.

The total accumulated other comprehensive income (loss) related to Simon’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $41.0 million and $36.5 million as of March 31, 2023 and December 31, 2022, respectively. The total accumulated other comprehensive income (loss) related to the Operating Partnership’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $47.0 million and $41.8 million as of March 31, 2023 and December 31, 2022, respectively.

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

4. Real Estate Acquisitions and Dispositions

Unless otherwise noted, gains and losses on property transactions are included in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the three months ended March 31, 2023 and 2022.

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

2022 Dispositions

On June 17, 2022, we disposed of our interest in one consolidated retail property. The proceeds from this transaction were $59.0 million, resulting in a loss of $15.6 million.

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

Simon

	For the Three Months Ended March 31,
	2023	2022
Net Income attributable to Common Stockholders — Basic and Diluted	$451,827	$426,630
Weighted Average Shares Outstanding — Basic and Diluted	326,954,294	328,606,352

For the three months ended March 31, 2023, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the three months ended March 31, 2023 and 2022. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Three Months Ended March 31,
	2023	2022
Net Income attributable to Unitholders — Basic and Diluted	$517,180	$487,993
Weighted Average Units Outstanding — Basic and Diluted	374,245,604	375,870,183

For the three months ended March 31, 2023, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the three months ended March 31, 2023 and 2022. We accrue distributions when they are declared.

6. Investment in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in note 2, we held joint venture interests in 82 properties as of March 31, 2023.

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

We may provide financing to joint venture properties primarily in the form of interest bearing construction loans. As of March 31, 2023 and December 31, 2022, we had construction loans and other advances to these related parties totaling $109.4 million and $112.0 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

During 2022, we recorded a non-cash gain of $19.9 million related to the disposition and foreclosure of two unconsolidated properties in satisfaction of the respective $99.6 million and $83.1 million non-recourse mortgage loans. This non-cash investing and financing activity is excluded from our consolidated statement of cash flows.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Taubman Realty Group

We own an 80% noncontrolling ownership interest in TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. Our investment includes 6.38% Series A Cumulative Redeemable Preferred Units for $362.5 million issued to us.

The table below represents summary financial information of TRG.

	For the Three Months Ended
	March 31,
	2023	2022
Total revenues	$169,728	$162,609
Operating income before other items	74,778	61,853
Consolidated net income	44,953	38,669
Our share of net income	34,848	30,543
Amortization of excess investment	(47,390)	(49,025)

Other Platform Investments

As of March 31, 2023, we own a 41.67% non-controlling interest in J.C. Penney, a department store retailer. We also own a 50% non-controlling interest in SPARC Group. During the first quarter of 2022, SPARC Group acquired certain assets and operations of Reebok and entered into a long-term strategic partnership agreement with ABG to become the core licensee and operating partner for Reebok in the United States.

At March 31, 2023, our interest in ABG was approximately 12.3%. On December 1, 2022, we sold to ABG all of our interests in the licensing venture of Eddie Bauer for additional interests in ABG. As a result, in the fourth quarter of 2022, we recognized a non-cash pre-tax gain of $159.0 million, representing the difference between the fair value of the interests received determined using Level 3 inputs and the $98.8 million carrying value of the intellectual property licensing venture less costs to sell.  This non-cash investing and financing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $39.7 million.

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

As of March 31, 2023, we own a 45% non-controlling interest in Rue Gilt Groupe.

On December 19, 2022, we completed the acquisition of a 50% non-controlling legal ownership interest in Jamestown, a global real estate investment and asset management company, as well as separate interests in certain real estate and working capital, for total cash consideration of $173.4 million. Allocation of the excess investment to the underlying assets and liabilities acquired at the venture level is preliminary at March 31, 2023.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The table below represents combined summary financial information, after intercompany eliminations, of our other platform investments.

	For the Three Months Ended
	March 31,
	2023	2022
Total revenues	$2,956,722	$3,140,858
Operating income before other items	(17,869)	(115,221)
Consolidated net income	(118,966)	(159,412)
Our share of net income (loss)	(37,789)	9,889
Amortization of excess investment	(1,665)	(1,665)

European Investments

At March 31, 2023, we owned 63,924,148 shares, or approximately 22.4%, of Klépierre, which had a quoted market price of $22.68 per share. The table below represents summary financial information with respect to our investment in Klépierre. This information is based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP.

	For the Three Months Ended
	March 31,
	2023	2022
Total revenues	$322,557	$293,349
Operating income before other items	105,308	75,895
Consolidated net income	82,719	46,416
Our share of net income	17,858	11,507
Amortization of excess investment	(3,253)	(2,796)

We have an interest in a European investee that had interests in 11 Designer Outlet properties as of March 31, 2023 and December 31, 2022, seven of which are consolidated by us as of March 31, 2023. As of March 31, 2023, our legal percentage ownership interests in these properties ranged from 23% to 94%.

In addition, we have a 50.0% noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we also have a direct minority ownership in three of those outlets. At March 31, 2023 and December 31, 2022, the carrying value of these equity instruments without readily determinable fair values was $140.8 million and is included in deferred costs and other assets.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $217.5 million and $206.3 million as of March 31, 2023 and December 31, 2022, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $204.0 million and $199.5 million as of March 31, 2023 and December 31, 2022, respectively, including all related components of accumulated other comprehensive income (loss).

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

COMBINED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
Assets:
Investment properties, at cost	$19,281,318	$19,256,108
Less - accumulated depreciation	8,615,876	8,490,990
	10,665,442	10,765,118
Cash and cash equivalents	1,442,100	1,445,353
Tenant receivables and accrued revenue, net	504,883	546,025
Right-of-use assets, net	138,209	143,526
Deferred costs and other assets	445,744	482,375
Total assets	$13,196,378	$13,382,397
Liabilities and Partners’ Deficit:
Mortgages	$14,544,401	$14,569,921
Accounts payable, accrued expenses, intangibles, and deferred revenue	881,365	961,984
Lease liabilities	127,840	133,096
Other liabilities	403,041	446,064
Total liabilities	15,956,647	16,111,065
Preferred units	67,450	67,450
Partners’ deficit	(2,827,719)	(2,796,118)
Total liabilities and partners’ deficit	$13,196,378	$13,382,397
Our Share of:
Partners’ deficit	$(1,234,120)	$(1,232,086)
Add: Excess Investment	1,212,729	1,219,117
Our net (deficit) Investment in unconsolidated entities, at equity	$(21,391)	$(12,969)

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

COMBINED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2023	2022
REVENUE:
Lease income	$735,048	$717,768
Other income	90,046	112,585
Total revenue	825,094	830,353
OPERATING EXPENSES:
Property operating	154,922	149,515
Depreciation and amortization	164,473	170,562
Real estate taxes	64,004	65,324
Repairs and maintenance	18,774	21,481
Advertising and promotion	20,710	19,318
Other	53,310	48,843
Total operating expenses	476,193	475,043
Operating Income Before Other Items	348,901	355,310
Interest expense	(168,206)	(144,448)
Net Income	$180,695	$210,862
Third-Party Investors’ Share of Net Income	$90,259	$104,657
Our Share of Net Income	90,436	106,205
Amortization of Excess Investment	(14,921)	(15,139)
Income from Unconsolidated Entities	$75,515	$91,066

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

7. Debt

Unsecured Debt

At March 31, 2023, our unsecured debt consisted of $20.4 billion of senior unsecured notes of the Operating Partnership and $125.0 million outstanding under the Operating Partnership’s $5.0 billion unsecured revolving credit facility, or Credit Facility and $815.8 million (U.S. dollar equivalent) of Euro-denominated borrowings outstanding under the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, or together with the Credit Facility, the Credit Facilities.

At March 31, 2023, we had an aggregate available borrowing capacity of $7.6 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities, during the three months ended March 31, 2023 was $940.8 million and the weighted average outstanding balance was $940.8 million. Letters of credit of $9.9 million were outstanding under the Credit Facilities as of March 31, 2023.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

On March 14, 2023, we amended, restated, extended, and increased our existing $4.0 billion unsecured revolving credit facility. The Credit Facility has an initial borrowing capacity of $5.0 billion which may be increased in the form of additional commitments in the aggregate not to exceed $1.0 billion, for a total aggregate size of $6.0 billion, subject to obtaining additional lender commitments and satisfying certain customary conditions precedent.  Borrowings may be denominated in U.S. dollars, Euro, Yen, Pounds Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 97% of the maximum revolving credit amount, as defined. The initial maturity date of the Credit Facility is June 30, 2027. The Credit Facility can be extended for two additional six-month periods to June 30, 2028, at our sole option, subject to satisfying certain customary conditions precedent.

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

The Operating Partnership also has available a global unsecured commercial paper note program, or Commercial Paper program of, $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On March 31, 2023, we had no outstanding balance under the Commercial Paper program. Borrowings reduce amounts otherwise available under the Credit Facilities.

On March 8, 2023, the Operating Partnership completed the issuance of the following senior unsecured notes: $650 million with a fixed interest rate 5.50%, and $650 million with a fixed interest rate of 5.85%, with maturity dates of March 8, 2033 and

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

March 8, 2053, respectively. The Operating Partnership used a portion of the net proceeds of the offering to fund the optional redemption of its $500 million floating rate notes due January 2024 on March 13, 2023.

On January 10, 2023, the Operating Partnership completed interest rate swap agreements with a combined notional value at €750.0 million to swap the interest rate of the Euro denominated borrowings outstanding under the Supplemental Facility to an all-in fixed rate of 3.81%. These interest rate swaps mature on January 17, 2024.

On November 16, 2022, the Operating Partnership drew €750.0 million ($779.0 million U.S. dollar equivalent as of the issuance date) under the Supplemental facility and used the proceeds on November 17, 2022, to repay €750.0 million ($777.1 million U.S. dollar equivalent as of the payoff date) of senior unsecured notes at maturity.

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

Mortgage Debt

Total mortgage indebtedness was $5.3 billion and $5.5 billion at March 31, 2023 and December 31, 2022, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Credit Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Credit Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of March 31, 2023, we were in compliance with all covenants of our unsecured debt.

At March 31, 2023, our consolidated subsidiaries were the borrowers under 38 non-recourse mortgage notes secured by mortgages on 41 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At March 31, 2023, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Fair Value of Debt

The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed rate mortgages and unsecured indebtedness including commercial paper was

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

$25.0 billion and $22.6 billion as of March 31, 2023 and December 31, 2022. The fair values of these financial instruments and the related discount rate assumptions as of March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31,	December 31,
	2023	2022
Fair value of consolidated fixed rate mortgages and unsecured indebtedness (in millions)	$22,669	$20,020
Weighted average discount rates assumed in calculation of fair value for fixed rate mortgages	5.94%	6.10%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	5.87%	5.87%

8. Equity

During the three months ended March 31, 2023, the Operating Partnership redeemed 22,442 units from four limited partners for $2.9 million. These transactions increased Simon’s ownership interest in the Operating Partnership.

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

We paid a common stock dividend of $1.80 per share for the first quarter of 2023.  We paid common stock dividends of $1.65 per share for the first quarter of 2022.  The Operating Partnership paid distributions per unit for the same amounts.  On May 2, 2023, Simon’s Board of Directors declared a quarterly cash dividend for the second quarter of 2023 of $1.85 per share, payable on June 30, 2023 to shareholders of record on June 9, 2023.  The distribution rate on units is equal to the dividend rate on common stock.

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

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units in the Operating Partnership contain provisions which could require the Operating Partnership to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit in the consolidated statements of equity in issuance of unit equivalents and other.  There were no noncontrolling interests

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

redeemable at amounts in excess of fair value as of March 31, 2023 and December 31, 2022.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as follows:

	As of	As of
	March 31,	December 31,
	2023	2022
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests	198,882	186,702
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$224,419	$212,239

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

	As of	As of
	March 31,	December 31,
	2023	2022
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests	198,882	186,702
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$224,419	$212,239

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

2019 LTIP Program.  In 2019, the Compensation and Human Capital Committee established and granted awards under the 2019 LTIP Program.  Awards under the 2019 LTIP Program will be considered earned if the respective performance conditions (based upon Funds From Operations, or FFO, per share, and Objective Criteria Goals) and market condition (based on Relative TSR performance), as defined in the applicable award agreements, are achieved during the applicable three-year measurement period.  All of the earned LTIP units under the 2019 LTIP Program vested on January 1, 2023.  The 2019 LTIP Program provides that the amount earned of the performance-based portion of the awards is dependent on Simon’s performance compared to certain criteria and in March 2022, the Compensation and Human Capital Committee determined 72,442 performance based LTIP units under this program were earned.

2020 LTI Program.  In 2020, the Compensation and Human Capital Committee established and granted awards under the 2020 LTI Program, which consisted of a one-time grant of 312,263 time-based restricted stock units under the 2019 Plan at a grant date fair market value of $84.37 per share.  One-third of these awards vested on each of January 1, 2022 and 2023, and the remaining awards will vest ratably on January 1, 2024.  The grant date fair value of the awards of $26.3 million is being recognized as expense over the three-year vesting period.

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

2023 LTI Program.  In the first quarter of 2023, the Compensation and Human Capital Committee established and granted awards under a 2023 Long-Term Incentive Program, or 2023 LTI Program.  Awards under the 2023 LTI Program, took the form of LTIP units and restricted stock units.  Awards of LTIP units under this program will be considered earned if the respective performance conditions (based on FFO and Objective Criteria Goals), subject to adjustment based upon a TSR modifier, with respect to the FFO performance condition, as defined in the applicable award agreements, are achieved during the applicable three-year measurement period.  Any units determined to be earned LTIP units under the 2023 LTI Program will vest on January 1, 2027.  The 2023 LTI Program provides that the amount earned related to the performance-based portion of the awards is dependent on the Compensation and Human Capital Committee’s determination that Simon’s FFO performance and achievement of certain objective criteria goals and has a maximum potential fair value at grant date of $42.5 million.  As part of the 2023 LTI Program, on March 1, 2023, the Compensation and Human Capital Committee also established a grant of 64,852 time-based restricted stock

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

units under the 2019 Plan at a grant date fair market value of $121.25 per share.  These awards will vest on March 1, 2026.  The $7.9 million grant date fair value of these awards is being recognized as expense over the three-year vesting period.

The Compensation and Human Capital Committee approved LTIP unit grants as shown in the table below. The extent to which LTIP units were determined by the Compensation and Human Capital Committee’s to have been earned, and the aggregate grant date fair value, are as follows:

LTIP Awards	LTIP Units Earned	Grant Date Fair Value of TSR Award	Grant Date Target Value of Performance-Based Awards
2021 LTIP Awards	To be determined in 2024	$5.7 million	$12.2 million
2022 LTIP Awards	To be determined in 2025	—	$13.7 million
2023 LTIP Awards	To be determined in 2026	—	$23.6 million

We recorded compensation expense, net of capitalization, related to the aforementioned LTIP and LTI programs of approximately $6.3 million and $5.8 million for the three months ended March 31, 2023 and 2022, respectively.

Restricted Stock.  The Compensation and Human Capital Committee awarded 218,456 shares of restricted stock to employees on April 1, 2023 at a grant date fair market value of $111.97 per share related to 2022 compensation plan.  On March 28, 2023, a non-employee Director was awarded 165 shares of restricted stock at a grant date fair market value of $103.30 per share.  These shares represent a portion of the compensation we pay our non-employee Directors, and all of the shares have been placed in a non-employee Director deferred compensation account maintained by us.  The grant date fair value of the employee restricted stock awards is being recognized over the three-year vesting period.  The grant date fair value of the non-employee Director restricted stock awards is being recognized as expense over the one-year vesting service period. In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.

We recorded compensation expense, net of capitalization, related to restricted stock of approximately $3.4 million and $2.4 million for the three months ended March 31, 2023 and 2022, respectively.

9. Lease Income

Fixed lease income under our operating leases includes fixed minimum lease consideration and fixed CAM reimbursements recorded on a straight-line basis. Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, utilities, marketing, and certain other items including negative variable lease income as discussed below.

	For the Three Months Ended
	March 31,
	2023	2022
Fixed lease income	$1,013,164	$959,630
Variable lease income	235,021	248,237
Total lease income	$1,248,185	$1,207,867

Tenant receivables and accrued revenue in the accompanying consolidated balance sheets includes straight-line receivables of $539.5 million and $546.5 million on March 31, 2023, and December 31, 2022, respectively.

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

Lease Commitments

As of March 31, 2023, we are subject to ground leases that cover all or a portion of 23 of our consolidated properties with termination dates extending through 2090, including periods for which exercising an extension option is reasonably assured.  These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total sales of the property.  In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2023 to 2025.  These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate taxes, and utility expenses.  Some of our ground and office leases include escalation clauses.  All of our lease arrangements are classified as operating leases.  We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Three Months Ended
	March 31,
	2023	2022
Operating Lease Cost
Fixed lease cost	$8,123	$8,095
Variable lease cost	4,986	4,269
Total operating lease cost	$13,109	$12,364

	For the Three Months Ended
	March 31,
	2023	2022
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$13,090	$12,339

Weighted-average remaining lease term - operating leases	32.5 years	33.3 years
Weighted-average discount rate - operating leases	4.88%	4.87%

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

Minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2023	$33,264
2024	30,850
2025	30,861
2026	30,875
2027	30,904
Thereafter	835,263
$992,017
Impact of discounting	(496,444)
Operating lease liabilities	$495,573

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of March 31, 2023 and December 31, 2022, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $132.0 million and $128.0 million, respectively.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of March 31, 2023, we owned or held an interest in 196 income-producing properties in the United States, which consisted of 93 malls, 69 Premium Outlets, 14 Mills, six lifestyle centers, and 14 other retail properties in 37 states and Puerto Rico. We also own an 80% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at properties in North America, Europe and Asia. Internationally, as of March 31, 2023, we had ownership in 34 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of March 31, 2023, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 14 countries in Europe.

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

To support our growth, we employ a three-fold capital strategy:

●	provide the capital necessary to fund growth,
●	maintain sufficient flexibility to access capital in many forms, both public and private, including but not limited to, having in place, the Operating Partnership’s $5.0 billion unsecured revolving credit facility, or the Credit Facility, its $3.5 billion supplemental unsecured revolving credit facility, or its Supplemental Facility, together, the Credit Facilities and its global unsecured commercial paper note program, or the Commercial Paper program, of $2.0 billion, or the non-U.S. dollar equivalent thereof, and
●	manage our overall financial structure in a fashion that preserves our investment grade credit ratings.

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

Results Overview

Diluted earnings per share and diluted earnings per unit increased $0.08 during the first three months of 2023 to $1.38 from $1.30 for the same period last year. The increase in diluted earnings per share and diluted earnings per unit was primarily attributable to:

●	improved operating performance and solid core business fundamentals in 2023, as discussed below,
●	an unrealized favorable change in fair value of publicly traded equity instruments of $51.6 million, or $0.14 per diluted share/unit,
●	decreased tax expense of $12.0 million, or $0.03 per diluted share/unit, primarily due to our share of operating results from other platform investments,
●	increased other income of $13.2 million, or $0.04 per diluted share/unit, the majority of which is due to interest income of $9.5 million, or $0.03 per diluted share/unit and distributions and other activity of $18.7 million, or $0.05 per diluted share/unit, partially offset by a decrease in lease settlement income of $15.0 million, or $0.04 per diluted share/unit, partially offset by
●	decreased income from unconsolidated entities of $59.3 million, or $0.16 per diluted share/unit, primarily due to unfavorable year-over-year operations from other platform investments, partially offset by improved operations and core fundamentals in our other unconsolidated entities and TRG, and
●	increased interest expense of $14.3 million, or $0.04 per diluted share/unit, primarily due to increases to rates on variable rate mortgages and new USD bond issuances.

Portfolio NOI increased 3.9% for the three month period in 2023 over the prior year period primarily as a result of improved operations in our domestic and international portfolios compared to the prior year. Average base minimum rent for U.S. Malls and Premium Outlets increased 3.1% to $55.84 psf as of March 31, 2023, from $54.14 psf as of March 31, 2022.  Ending occupancy for our U.S. Malls and Premium Outlets increased 1.1% to 94.4% as of March 31, 2023, from 93.3% as of March 31, 2022.

Our effective overall borrowing rate at March 31, 2023 on our consolidated indebtedness increased 43 basis points to 3.36% as compared to 2.93% at March 31, 2022. This is primarily due to an increase in effective overall borrowing rate on variable rate debt of 476 basis points (6.13% at March 31, 2023 compared to 1.37% at March 31, 2022) due to increasing benchmark rates, partially offset by an increase in the amount of our fixed rate debt. The weighted average years to maturity of our consolidated indebtedness was 8.1 years and 7.5 years at March 31, 2023 and December 31, 2022, respectively.

Our financing activity for the three months ended March 31, 2023 included:

●	The Operating Partnership completing on March 8, 2023, the issuance of the following senior unsecured notes: $650 million with a fixed interest rate of 5.5% and $650 million with a fixed interest rate of 5.85%, with maturity dates of March 8, 2033, and March 8, 2053, respectively. A portion of the net proceeds were used to fund the optional redemption at par of the Operating Partnership’s $500 million floating interest rate notes due January 2024 on March 13, 2023.
●	amending, restating, extending, and increasing our existing $4.0 billion unsecured revolving credit facility on March 14, 2023 with a new $5.0 billion unsecured revolving credit facility.

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

The following table sets forth these key operating statistics for the combined U.S. Malls and Premium Outlets:

●	properties that are consolidated in our consolidated financial statements,
●	properties we account for under the equity method of accounting as joint ventures, and
●	the foregoing two categories of properties on a total portfolio basis.

	March 31,	March 31,	%/Basis Points
	2023	2022	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	94.6%	93.3%	130 bps
Unconsolidated	93.9%	93.3%	60 bps
Total Portfolio	94.4%	93.3%	110 bps
Average Base Minimum Rent per Square Foot
Consolidated	$54.52	$52.82	3.2%
Unconsolidated	$59.54	$57.77	3.1%
Total Portfolio	$55.84	$54.14	3.1%
U.S. TRG:
Ending Occupancy	93.3%	93.2%	10 bps
Average Base Minimum Rent per Square Foot	$62.29	$59.74	4.3%
The Mills:
Ending Occupancy	97.3%	97.0%	30 bps
Average Base Minimum Rent per Square Foot	$35.63	$34.18	4.2%
(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the three months ended March 31, 2023, we signed 231 new leases and 497 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 2.4 million square feet, of which 1.9 million square feet related to consolidated properties. During the comparable period in 2022, we signed 270 new leases and 315 renewal leases with a fixed minimum rent, comprising approximately 1.8 million square feet, of which 1.3 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $62.08 per square foot in 2023 and $57.67 per square foot in 2022 with an average tenant allowance on new leases of $59.96 per square foot and $56.16 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	March 31,	March 31,	%/Basis Points
	2023	2022	Change
Ending Occupancy	99.9%	99.5%	+40 bps
Average Base Minimum Rent per Square Foot	¥5,708	¥5,524	3.33%

Results of Operations

The following acquisitions and dispositions of consolidated properties affected our consolidated results in the comparative periods:

●	On June 17, 2022, we acquired an additional interest in Gloucester Premium Outlets from a joint venture, resulting in the consolidation of this property.
●	During the second quarter of 2022, we disposed of one retail property.

The following acquisitions, dispositions and openings of equity method investments and properties affected our income from unconsolidated entities in the comparative periods:

●	During the fourth quarter of 2022, we disposed of one retail property.
●	During the fourth quarter of 2022, we contributed to ABG all of our interest in the licensing venture of Eddie Bauer in exchange for additional interest in ABG. Our non-controlling interest in ABG is approximately 12.3% after this transaction.
●	On December 19, 2022, we completed the acquisition of a 50% non-controlling legal ownership interest in Jamestown, a global real estate investment and asset management firm, as well as separate interests in certain real estate and working capital, for cash consideration of $173.4 million.
●	On November 3, 2022, we opened Fukaya-Hanazono Premium Outlet, a 296,300 square foot center in Fukaya City, Japan. We own a 40% interest in this center.
●	During the third quarter of 2022, we disposed of one retail property.

For the purposes of the following comparison between the three months ended March 31, 2023 and 2022, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned or held interests in and operated in both of the periods under comparison.

Three months ended March 31, 2023 vs. Three months ended March 31, 2022

Lease income increased $40.3 million, due to an increase in fixed lease income of $53.5 million primarily due to an increase in fixed minimum lease consideration and higher occupancy, partially offset by a decrease in variable lease income based on tenant sales of $13.2 million.

Total other income increased $13.2 million, primarily due to a $9.5 million increase in interest income, a $13.8 million increase in Simon Brand Ventures, gift card, fee and net other income and a $4.9 million increase in dividend and distribution income, partially offset by a $15.0 million decrease in lease settlement income.

Home and regional office costs increased $4.6 million due to increased personnel and compensation costs.

Other expense increased $3.5 million primarily due to increased legal and other professional fees.

Interest expense increased $14.3 million primarily related to $7.3 million from increased variable rates and $5.0 million from new USD bond issuances during 2023.

Income and other tax benefit increased $12.0 million due to lower tax expense in 2023 on our share of operating results from our other platform investments.

Income from unconsolidated entities decreased $59.3 million primarily due to lower results of operations year over year from our other platform investments.

Simon’s net income attributable to noncontrolling interests increased $5.7 million due to an increase in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised 2.0% of our total consolidated debt at March 31, 2023. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $876.0 million in the aggregate during the three months ended March 31, 2023. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents increased $533.8 million during the first three months of 2023 to $1.2 billion as of March 31, 2023 as a result of the operating and financing activity, as further discussed in “Cash Flows” below.

On March 31, 2023, we had an aggregate available borrowing capacity of approximately $7.6 billion under the Credit Facilities, net of outstanding borrowings of $940.8 million and letters of credit of $9.9 million. For the three months ended March 31, 2023, the maximum aggregate outstanding balance under the Credit Facilities was $940.8 million and the weighted average outstanding balance was $940.8 million. The weighted average interest rate was 3.69% for the three months ended March 31, 2023.

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

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the three months ended March 31, 2023 totaled $876.0 million. In addition, we had net proceeds from our debt financing and repayment activities of $545.6 million in 2023. These activities are further discussed below under “Financing and Debt.” During the first three months of 2023, we also:

●	paid stockholder dividends and unitholder distributions totaling approximately $676.1 million and preferred unit distributions totaling $1.3 million,
●	funded consolidated capital expenditures of $166.1 million (including development and other costs of $26.3 million, redevelopment and expansion costs of $103.9 million, and tenant costs and other operational capital expenditures of $35.9 million), and
●	funded investments in unconsolidated entities of $10.7 million.

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

Financing and Debt

Unsecured Debt

At March 31, 2023, our unsecured debt consisted of $20.4 billion of senior unsecured notes of the Operating Partnership and $125.0 million outstanding under the Credit Facility and $815.8 million (U.S. dollar equivalent) of Euro-denominated borrowings outstanding under the Supplemental Facility.

At March 31, 2023, we had an aggregate available borrowing capacity of $7.6 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the three months ended March 31, 2023 was $940.8 million and the weighted average outstanding balance was $940.8 million. Letters of credit of $9.9 million were outstanding under the Credit Facilities as of March 31, 2023.

On March 14, 2023, we amended, restated, extended, and increased our existing $4.0 billion unsecured revolving credit facility. The Credit Facility has an initial borrowing capacity of $5.0 billion which may be increased in the form of additional commitments in the aggregate not to exceed $1.0 billion, for a total aggregate size of $6.0 billion, subject to obtaining additional lender commitments and satisfying certain customary conditions precedent.  Borrowings may be denominated in U.S. dollars, Euro, Yen, Pounds Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 97% of the maximum revolving credit amount, as defined. The initial maturity date of the Credit Facility was extended to June 30, 2027. The Credit Facility can be extended for two additional six-month periods to June 30, 2028, at our sole option, subject to satisfying certain customary conditions precedent.

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

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On March 31, 2023, we had no outstanding balance under the Commercial Paper program. Borrowings reduce amounts otherwise available under the Credit Facilities.

On March 8, 2023, the Operating Partnership completed the issuance of the following senior unsecured notes: $650 million with a fixed interest rate 5.50%, and $650 million with a fixed interest rate of 5.85%, with maturity dates of March 8, 2033 and March 8, 2053, respectively. The Operating Partnership used a portion of the net proceeds of the offering to fund the optional redemption of its $500 million floating rate notes due January 2024 on March 13, 2023.

On January 10, 2023, the Operating Partnership completed interest rate swap agreements with a combined notional value at €750.0 million to swap the interest rate of the Euro denominated borrowings outstanding under the Supplemental Facility to an all-in fixed rate of 3.81%. These interest rate swaps mature on January 17, 2024.

On November 16, 2022, the Operating Partnership drew €750.0 million ($779.0 million U.S. dollar equivalent as of the issuance date) under the Supplemental facility and used the proceeds on November 17, 2022, to repay €750.0 million ($777.1 million U.S. dollar equivalent as of the payoff date) of senior unsecured notes at maturity.

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

Mortgage Debt

Total mortgage indebtedness was $5.3 billion and $5.5 billion at March 31, 2023 and December 31, 2022, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Credit Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Credit Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of March 31, 2023, we were in compliance with all covenants of our unsecured debt.

At March 31, 2023, our consolidated subsidiaries were the borrowers under 38 non-recourse mortgage notes secured by mortgages on 41 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At March 31, 2023, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of March 31, 2023 and December 31, 2022, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	March 31, 2023	Interest Rate(1)	December 31, 2022	Interest Rate(1)
Fixed Rate	$25,031,285	3.31%	$22,673,703	3.15%
Variable Rate	538,683	6.13%	2,286,583	3.93%
	$25,569,968	3.36%	$24,960,286	3.22%
(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the combined 2022 Annual Report on Form 10-K of Simon and the Operating Partnership.

In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of March 31, 2023, for the remainder of 2023 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2023	2024-2025	2026-2027	After 2027	Total
Long Term Debt (1)	$1,048,936	$5,405,213	$7,196,510	$12,034,607	$25,685,266
Interest Payments (2)	650,112	1,535,795	1,065,917	4,762,680	8,014,504
(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	Variable rate interest payments are estimated based on the applicable LIBOR or SOFR rate at March 31, 2023.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in note 6 of the condensed notes to our consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of March 31, 2023, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $132.0 million.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

Joint Venture Formation and Other Investment Activity

On December 19, 2022, we completed the acquisition of a 50% noncontrolling legal ownership interest in Jamestown, a global real estate investment and asset management company, as well as separate interests in certain real estate and working capital, for total cash consideration of $173.4 million.

On December 1, 2022, we sold to ABG our interests in the licensing venture of Eddie Bauer for additional interests in ABG. As a result, in the fourth quarter of 2022, we recognized a non-cash pre-tax gain of $159.0 million, representing the difference between the fair value of the interests received determined using Level 3 inputs and the $98.8 million carrying value of the intellectual property licensing venture less costs to sell. At March 31, 2023, our interest in ABG was approximately 12.3%.

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

Construction continues on certain redevelopment and new development projects in the U.S. and internationally that are nearing completion.  Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $974 million.  Simon’s share of remaining net cash funding required to complete the new development and redevelopment projects currently under construction is approximately $337 million.  We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 7-10% for all of our new development, expansion and redevelopment projects.

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material. We expect our share of estimated committed capital for international development projects to be completed with projected delivery in 2023 or 2024 is $116 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these new development and expansion projects as well as our share of the estimated total cost as of March 31, 2023 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected/Actual
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
New Development Projects:
Paris-Giverny Designer Outlet	Vernon (Normandy), France	228,000	74%	EUR	128.9	$140.2	Apr. - 2023
Expansion:
Busan Premium Outlet Phase 2	Busan, South Korea	194,000	50%	KRW	72,933	$56.0	Oct. - 2024
(1)	USD equivalent based upon March 31, 2023 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $1.80 per share for the first quarter of 2023.  Simon paid a common stock dividend of $1.65 per share for the first quarter of 2022.  The Operating Partnership paid distributions per unit for the same amounts.  On May 2, 2023, Simon’s Board of Directors declared a quarterly cash dividend for the second quarter of 2023 of $1.85 per share, payable on June 30, 2023 to shareholders of record on June 9, 2023.  The distribution rate on units is equal to the dividend rate on common stock.  In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

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

You should understand that our computations of these non-GAAP measures might not be comparable to similar measures reported by other REITs and that these non-GAAP measures:

●	do not represent cash flow from operations as defined by GAAP,
●	should not be considered as an alternative to net income determined in accordance with GAAP as a measure of operating performance, and
●	are not an alternative to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	For the Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Consolidated Net Income	$519,255	$488,310
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	304,234	307,913
Our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments	209,330	225,086
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	(1,491)
Net (income) loss attributable to noncontrolling interest holders in properties	(762)	996
Noncontrolling interests portion of depreciation and amortization, gain on consolidation of properties, and gain on disposal of properties	(4,775)	(4,389)
Preferred distributions and dividends	(1,313)	(1,313)
FFO of the Operating Partnership	$1,025,969	$1,015,112
FFO allocable to limited partners	129,646	127,645
Dilutive FFO allocable to common stockholders	$896,323	$887,467
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.38	$1.30
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments, net of noncontrolling interests portion of depreciation and amortization	1.36	1.41
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	(0.01)
Diluted FFO per share	$2.74	$2.70
Basic and Diluted weighted average shares outstanding	326,954	328,606
Weighted average limited partnership units outstanding	47,291	47,264
Basic and Diluted weighted average shares and units outstanding	374,245	375,870

The following schedule reconciles consolidated net income to our beneficial interest of combined NOI and the components thereof.

	For the Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$519,255	$488,310
Income and other tax benefit	(13,453)	(1,435)
Interest expense	199,429	185,159
Income from unconsolidated entities	(21,900)	(81,184)
Unrealized (gains) losses in fair value of publicly traded equity instruments, net	(20,608)	31,032
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	(1,491)
Operating Income Before Other Items	662,723	620,391
Depreciation and amortization	307,059	310,163
Home and regional office costs	56,820	52,197
General and administrative	9,107	7,833
Other expenses (1)	--	12,395
NOI of consolidated entities	$1,035,709	$1,002,979
Less: Noncontrolling interest partners share of NOI	(7,522)	(5,944)
Beneficial NOI of consolidated entities	$1,028,187	$997,035
Reconciliation of NOI of unconsolidated entities:
Net Income	$180,695	$210,862
Interest expense	168,206	144,448
Operating Income Before Other Items	348,901	355,310
Depreciation and amortization	164,473	170,562
NOI of unconsolidated entities	$513,374	$525,872
Less: Joint Venture partners share of NOI	(267,901)	(273,526)
Beneficial NOI of unconsolidated entities	$245,473	$252,346
Add: Beneficial interest of NOI from TRG	119,699	107,292
Add: Beneficial interest of NOI from Other Platform Investments and Investments	20,586	91,997
Beneficial interest of Combined NOI	$1,413,945	$1,448,670
Less: Beneficial interest of Corporate and Other NOI Sources (2)	64,298	71,210
Less: Beneficial interest of NOI from Other Platform Investments (3)	(54,552)	25,885
Less: Beneficial interest of NOI from Investments (4)	48,045	46,030
Beneficial interest of Portfolio NOI	$1,356,154	$1,305,545
Beneficial interest of Portfolio NOI Change	3.9%
(1)	Represents the write-off of pre-development costs, our beneficial interest of which was $10.5 million with respect to consolidated entities for the three months ended March 31, 2022.
(2)	Includes income components excluded from portfolio NOI and domestic property NOI (domestic lease termination income, interest income, land sale gains, straight line lease income, above/below market lease adjustments), Simon management company revenues, foreign exchange impact, and other assets.
(3)	Other Platform Investments include J.C. Penney, SPARC, ABG, RGG and Jamestown.
(4)	Includes our share of NOI of Klépierre (at constant currency) and other corporate investments.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

Sensitivity Analysis

We disclosed a qualitative and quantitative analysis regarding market risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the combined 2022 Annual Report on Form 10-K of Simon and the Operating Partnership. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2022.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of March 31, 2023. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of March 31, 2023. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A. Risk Factors

Through the period covered by this report there were no material changes to the Risk Factors disclosed under Item 1A. Risk Factors in Part I of the combined 2022 Annual Report on Form 10-K of Simon and the Operating Partnership.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Simon

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by Simon during the quarter ended March 31, 2023.

Issuer Purchases of Equity Securities

				Total number	Approximate
				of shares	value of shares
				purchased as	that may yet
	Total number		Average	part of publicly	be purchased
	of shares		price paid	announced	under
Period	purchased		per share	plans	plans (2)
January 1, 2023 - January 31, 2023	22,338	(1)	$117.48	—	$1,819,613,279
February 1, 2023 - February 28, 2023	—		$—	—	$1,819,613,279
March 1, 2023 - March 31, 2023	—		$—	—	$1,819,613,279
	22,338		$117.48	—
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

The Operating Partnership

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended March 31, 2023.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2023, the Operating Partnership redeemed 22,442 units from four limited partners for $2.9 million.

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
10.1

Third Amended and Restated $5,000,000,000 Credit Agreement, dated as of March 14, 2023 (incorporated by reference to Exhibit 99.2 of Simon Property Group, Inc. and L.P.’s Current Report on Form 8-K filed March 15, 2023).

10.2*	Simon Property Group, Inc. – 2023 Incentive Compensation Plan.
10.3*	Form of Simon Property Group Series 2023 LTIP Unit Award Agreement.
10.4*	Form of Certificate of Designation of Series 2023 LTIP Units of Simon Property Group, L.P.
10.5*	Form of Simon Property Group 2023 Restricted Stock Unit Award Agreement.
10.6*	Other Platform Investment Incentive Program
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

Date: May 4, 2023

SIMON PROPERTY GROUP, L.P.

/s/ Brian J. McDade
Brian J. McDade
Executive Vice President and Chief Financial Officer
of Simon Property Group, Inc., General Partner

Date: May 4, 2023