Form 10-Q
period 2023-06-30
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2023-08-03
CIK 1063761, 1022344

J

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of June 30, 2023, Simon Property Group, Inc. had 327,191,040 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2023 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority-owned partnership subsidiary, for which Simon is the general partner. As of June 30, 2023, Simon owned an approximate 87.4% ownership interest in the Operating Partnership, with the remaining 12.6% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day-to-day management.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10-Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	June 30,	December 31,
	2023	2022
ASSETS:
Investment properties, at cost	$38,749,494	$38,326,912
Less - accumulated depreciation	17,126,186	16,563,749
	21,623,308	21,763,163
Cash and cash equivalents	837,465	621,628
Tenant receivables and accrued revenue, net	738,170	823,540
Investment in TRG, at equity	2,978,024	3,074,345
Investment in Klépierre, at equity	1,542,634	1,561,112
Investment in other unconsolidated entities, at equity	3,439,251	3,511,263
Right-of-use assets, net	492,253	496,930
Deferred costs and other assets	1,167,891	1,159,293
Total assets	$32,818,996	$33,011,274
LIABILITIES:
Mortgages and unsecured indebtedness	$24,990,480	$24,960,286
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,543,848	1,491,583
Cash distributions and losses in unconsolidated entities, at equity	1,749,960	1,699,828
Dividend payable	2,885	1,997
Lease liabilities	493,193	497,953
Other liabilities	511,400	535,736
Total liabilities	29,291,766	29,187,383
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests	226,659	212,239
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	41,270	41,435
Common stock, $0.0001 par value, 511,990,000 shares authorized, 342,900,671 and 342,905,419 issued and outstanding, respectively	34	34
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	11,211,425	11,232,881
Accumulated deficit	(6,189,540)	(5,926,974)
Accumulated other comprehensive loss	(175,967)	(164,873)
Common stock held in treasury, at cost, 15,709,631 and 15,959,628 shares, respectively	(2,015,585)	(2,043,979)
Total stockholders’ equity	2,871,637	3,138,524
Noncontrolling interests	428,934	473,128
Total equity	3,300,571	3,611,652
Total liabilities and equity	$32,818,996	$33,011,274

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
REVENUE:
Lease income	$1,254,958	$1,194,700	$2,503,143	$2,402,566
Management fees and other revenues	33,507	28,811	62,457	56,398
Other income	81,136	56,331	154,850	116,799
Total revenue	1,369,601	1,279,842	2,720,450	2,575,763
EXPENSES:
Property operating	118,263	112,408	230,012	216,071
Depreciation and amortization	319,534	298,273	626,592	608,436
Real estate taxes	111,837	111,989	222,996	223,680
Repairs and maintenance	23,002	20,050	45,176	42,354
Advertising and promotion	33,745	20,064	57,904	45,327
Home and regional office costs	50,006	47,516	106,826	99,713
General and administrative	10,058	9,360	19,164	17,194
Other	45,231	33,421	91,132	75,836
Total operating expenses	711,676	653,081	1,399,802	1,328,611
OPERATING INCOME BEFORE OTHER ITEMS	657,925	626,761	1,320,648	1,247,152
Interest expense	(218,086)	(187,316)	(417,515)	(372,473)
Gain on disposal, exchange, or revaluation of equity interests (Note 6)	36,437	—	36,437	—
Income and other tax (expense) benefit	(10,487)	(24,346)	2,966	(22,912)
Income from unconsolidated entities	90,455	190,073	112,355	271,257
Unrealized gains (losses) in fair value of publicly traded equity instruments, net	5,617	(17,817)	26,225	(48,850)
Loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(4,356)	(17,875)	(4,356)	(16,384)
CONSOLIDATED NET INCOME	557,505	569,480	1,076,760	1,057,790
Net income attributable to noncontrolling interests	70,328	71,903	136,921	132,747
Preferred dividends	834	834	1,669	1,669
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$486,343	$496,743	$938,170	$923,374
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.49	$1.51	$2.87	$2.81

Consolidated Net Income	$557,505	$569,480	$1,076,760	$1,057,790
Unrealized gain on derivative hedge agreements	15,320	28,024	20,992	44,858
Net gain reclassified from accumulated other comprehensive loss into earnings	(697)	(401)	(1,198)	(789)
Currency translation adjustments	(32,936)	(24,644)	(33,687)	(23,339)
Changes in available-for-sale securities and other	1,070	(552)	1,264	(1,073)
Comprehensive income	540,262	571,907	1,064,131	1,077,447
Comprehensive income attributable to noncontrolling interests	68,197	72,130	135,386	135,112
Comprehensive income attributable to common stockholders	$472,065	$499,777	$928,745	$942,335

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,076,760	$1,057,790
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	661,448	639,463
Loss upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	4,356	16,384
Gain on disposal, exchange, or revaluation of equity interests	(36,437)	—
Unrealized (gains) losses in fair value of equity instruments	(26,225)	48,850
Straight-line lease loss	9,893	15,096
Equity in income of unconsolidated entities	(112,355)	(271,257)
Distributions of income from unconsolidated entities	251,731	369,536
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	62,403	62,141
Deferred costs and other assets	(3,593)	(89,737)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	70,191	44,545
Net cash provided by operating activities	1,958,172	1,892,811
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(27,712)	(14,000)
Funding of loans to related parties	(6,500)	(129,107)
Repayments of loans to related parties	4,356	76,940
Capital expenditures, net	(387,298)	(309,345)
Cash impact from the consolidation of properties	—	20,988
Net proceeds from sale of assets	—	59,025
Investments in unconsolidated entities	(15,593)	(235,581)
Purchase of equity instruments	(1,321)	(47,288)
Proceeds from sales of equity instruments	2,566	25,986
Insurance proceeds for property restoration	4,967	—
Distributions of capital from unconsolidated entities and other	113,574	325,751
Net cash used in investing activities	(312,961)	(226,631)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(165)	(164)
Purchase of shares related to stock grant recipients' tax withholdings	(5,795)	(6,788)
Redemption of limited partner units	(10,722)	(1,758)
Purchase of treasury stock	—	(144,114)
Distributions to noncontrolling interest holders in properties	(7,834)	(6,348)
Contributions from noncontrolling interest holders in properties	8,064	18,743
Preferred distributions of the Operating Partnership	(957)	(957)
Distributions to stockholders and preferred dividends	(1,196,615)	(1,102,079)
Distributions to limited partners	(172,562)	(158,497)
Proceeds from issuance of debt, net of transaction costs	1,609,589	2,526,065
Repayments of debt	(1,652,377)	(2,782,979)
Net cash used in financing activities	(1,429,374)	(1,658,876)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	215,837	7,304
CASH AND CASH EQUIVALENTS, beginning of period	621,628	533,936
CASH AND CASH EQUIVALENTS, end of period	$837,465	$541,240

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
December 31, 2022	$41,435	$34	$(164,873)	$11,232,881	$(5,926,974)	$(2,043,979)	$473,128	$3,611,652
Series J preferred stock premium amortization	(83)							(83)
Stock incentive program (65,017 common shares)				(7,880)		7,880		—
Redemption of limited partner units (22,442 units)				(2,645)			(213)	(2,858)
Amortization of stock incentive				5,379				5,379
Long-term incentive performance units							3,382	3,382
Issuance of unit equivalents and other (22,338 common shares repurchased)					(5,020)	(2,624)	189	(7,455)
Unrealized gain on hedging activities			4,959				713	5,672
Currency translation adjustments			(671)				(80)	(751)
Changes in available-for-sale securities and other			169				25	194
Net gain reclassified from accumulated other comprehensive loss into earnings			(438)				(63)	(501)
Other comprehensive income (loss)			4,019				595	4,614
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				3,736			(3,736)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(590,434)		(85,163)	(675,597)
Distributions to other noncontrolling interest partners							(4,366)	(4,366)
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and $572 attributable to noncontrolling redeemable interests in properties					452,661		65,543	518,204
March 31, 2023	$41,352	$34	$(160,854)	$11,231,471	$(6,069,767)	$(2,038,723)	$449,359	$3,452,872
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (230,890 common shares, net)				(26,309)		26,309		—
Redemption of limited partner units (71,630 units)				(7,215)			(649)	(7,864)
Amortization of stock incentive				10,895				10,895
Long-term incentive performance units							2,617	2,617
Issuance of unit equivalents and other (28,320 common shares repurchased)				2	(770)	(3,171)	18	(3,921)
Unrealized gain on hedging activities			13,398				1,922	15,320
Currency translation adjustments			(28,837)				(4,099)	(32,936)
Changes in available-for-sale securities and other			935				135	1,070
Net gain reclassified from accumulated other comprehensive loss into earnings			(609)				(88)	(697)
Other comprehensive income (loss)			(15,113)				(2,130)	(17,243)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				2,581			(2,581)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(606,181)		(87,399)	(693,580)
Distributions to other noncontrolling interest partners							(772)	(772)
Net income, excluding $478 attributable to preferred interests in the Operating Partnership and a $622 loss attributable to noncontrolling redeemable interests in properties					487,178		70,471	557,649
June 30, 2023	$41,270	$34	$(175,967)	$11,211,425	$(6,189,540)	$(2,015,585)	$428,934	$3,300,571

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

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	June 30,	December 31,
	2023	2022
ASSETS:
Investment properties, at cost	$38,749,494	$38,326,912
Less — accumulated depreciation	17,126,186	16,563,749
	21,623,308	21,763,163
Cash and cash equivalents	837,465	621,628
Tenant receivables and accrued revenue, net	738,170	823,540
Investment in TRG, at equity	2,978,024	3,074,345
Investment in Klépierre, at equity	1,542,634	1,561,112
Investment in other unconsolidated entities, at equity	3,439,251	3,511,263
Right-of-use assets, net	492,253	496,930
Deferred costs and other assets	1,167,891	1,159,293
Total assets	$32,818,996	$33,011,274
LIABILITIES:
Mortgages and unsecured indebtedness	$24,990,480	$24,960,286
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,543,848	1,491,583
Cash distributions and losses in unconsolidated entities, at equity	1,749,960	1,699,828
Distribution payable	2,885	1,997
Lease liabilities	493,193	497,953
Other liabilities	511,400	535,736
Total liabilities	29,291,766	29,187,383
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests	226,659	212,239
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	41,270	41,435
General Partner, 327,199,040 and 326,953,791 units outstanding, respectively	2,830,367	3,097,089
Limited Partners, 47,208,886 and 47,302,958 units outstanding, respectively	408,371	448,076
Total partners’ equity	3,280,008	3,586,600
Nonredeemable noncontrolling interests in properties, net	20,563	25,052
Total equity	3,300,571	3,611,652
Total liabilities and equity	$32,818,996	$33,011,274

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
REVENUE:
Lease income	$1,254,958	$1,194,700	$2,503,143	$2,402,566
Management fees and other revenues	33,507	28,811	62,457	56,398
Other income	81,136	56,331	154,850	116,799
Total revenue	1,369,601	1,279,842	2,720,450	2,575,763
EXPENSES:
Property operating	118,263	112,408	230,012	216,071
Depreciation and amortization	319,534	298,273	626,592	608,436
Real estate taxes	111,837	111,989	222,996	223,680
Repairs and maintenance	23,002	20,050	45,176	42,354
Advertising and promotion	33,745	20,064	57,904	45,327
Home and regional office costs	50,006	47,516	106,826	99,713
General and administrative	10,058	9,360	19,164	17,194
Other	45,231	33,421	91,132	75,836
Total operating expenses	711,676	653,081	1,399,802	1,328,611
OPERATING INCOME BEFORE OTHER ITEMS	657,925	626,761	1,320,648	1,247,152
Interest expense	(218,086)	(187,316)	(417,515)	(372,473)
Gain on disposal, exchange, or revaluation of equity interests (Note 6)	36,437	—	36,437	—
Income and other tax (expense) benefit	(10,487)	(24,346)	2,966	(22,912)
Income from unconsolidated entities	90,455	190,073	112,355	271,257
Unrealized gains (losses) in fair value of publicly traded equity instruments, net	5,617	(17,817)	26,225	(48,850)
Loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(4,356)	(17,875)	(4,356)	(16,384)
CONSOLIDATED NET INCOME	557,505	569,480	1,076,760	1,057,790
Net income (loss) attributable to noncontrolling interests	(364)	(122)	398	(1,118)
Preferred unit requirements	1,313	1,313	2,626	2,626
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$556,556	$568,289	$1,073,736	$1,056,282
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$486,343	$496,744	$938,170	$923,374
Limited Partners	70,213	71,545	135,566	132,908
Net income attributable to unitholders	$556,556	$568,289	$1,073,736	$1,056,282
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$1.49	$1.51	$2.87	$2.81

Consolidated Net Income	$557,505	$569,480	$1,076,760	$1,057,790
Unrealized gain on derivative hedge agreements	15,320	28,024	20,992	44,858
Net gain reclassified from accumulated other comprehensive loss into earnings	(697)	(401)	(1,198)	(789)
Currency translation adjustments	(32,936)	(24,644)	(33,687)	(23,339)
Changes in available-for-sale securities and other	1,070	(552)	1,264	(1,073)
Comprehensive income	540,262	571,907	1,064,131	1,077,447
Comprehensive income attributable to noncontrolling interests	258	(258)	448	15
Comprehensive income attributable to unitholders	$540,004	$572,165	$1,063,683	$1,077,432

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,076,760	$1,057,790
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	661,448	639,463
Loss upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	4,356	16,384
Gain on disposal, exchange, or revaluation of equity interests	(36,437)	—
Unrealized (gains) losses in fair value of equity instruments	(26,225)	48,850
Straight-line lease loss	9,893	15,096
Equity in income of unconsolidated entities	(112,355)	(271,257)
Distributions of income from unconsolidated entities	251,731	369,536
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	62,403	62,141
Deferred costs and other assets	(3,593)	(89,737)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	70,191	44,545
Net cash provided by operating activities	1,958,172	1,892,811
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(27,712)	(14,000)
Funding of loans to related parties	(6,500)	(129,107)
Repayments of loans to related parties	4,356	76,940
Capital expenditures, net	(387,298)	(309,345)
Cash impact from the consolidation of properties	—	20,988
Net proceeds from sale of assets	—	59,025
Investments in unconsolidated entities	(15,593)	(235,581)
Purchase of equity instruments	(1,321)	(47,288)
Proceeds from sale of equity instruments	2,566	25,986
Insurance proceeds for property restoration	4,967	—
Distributions of capital from unconsolidated entities and other	113,574	325,751
Net cash used in investing activities	(312,961)	(226,631)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(165)	(164)
Purchase of units related to stock grant recipients' tax withholdings	(5,795)	(6,788)
Redemption of limited partner units	(10,722)	(1,758)
Purchase of general partner units	—	(144,114)
Distributions to noncontrolling interest holders in properties	(7,834)	(6,348)
Contributions from noncontrolling interest holders in properties	8,064	18,743
Partnership distributions	(1,370,134)	(1,261,533)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	1,609,589	2,526,065
Mortgage and unsecured indebtedness principal payments	(1,652,377)	(2,782,979)
Net cash used in financing activities	(1,429,374)	(1,658,876)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	215,837	7,304
CASH AND CASH EQUIVALENTS, beginning of period	621,628	533,936
CASH AND CASH EQUIVALENTS, end of period	$837,465	$541,240

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
December 31, 2022	$41,435	$3,097,089	$448,076	$25,052	$3,611,652
Series J preferred stock premium and amortization	(83)				(83)
Stock incentive program (65,017 common units)		—			—
Amortization of stock incentive		5,379			5,379
Redemption of limited partner units (22,442 units)		(2,645)	(213)		(2,858)
Long-term incentive performance units			3,382		3,382
Issuance of unit equivalents and other (22,338 common units)		(7,644)	1	188	(7,455)
Unrealized gain on hedging activities		4,959	713		5,672
Currency translation adjustments		(671)	(80)		(751)
Changes in available-for-sale securities and other		169	25		194
Net gain reclassified from accumulated other comprehensive loss into earnings		(438)	(63)		(501)
Other comprehensive income (loss)		4,019	595		4,614
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		3,736	(3,736)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(834)	(589,600)	(85,163)	(4,366)	(679,963)
Net income, excluding preferred distributions on temporary equity preferred units of $479 and $572 attributable to noncontrolling redeemable interests in properties	834	451,827	65,353	190	518,204
March 31, 2023	$41,352	$2,962,161	$428,295	$21,064	$3,452,872
Series J preferred stock premium and amortization	(82)				(82)
Stock incentive program (230,890 common units, net)		—			—
Amortization of stock incentive		10,895			10,895
Redemption of limited partner units (71,630 units)		(7,215)	(649)		(7,864)
Long-term incentive performance units			2,617		2,617
Issuance of unit equivalents and other (28,320 common units)		(3,938)	5	13	(3,920)
Unrealized gain on hedging activities		13,398	1,922		15,320
Currency translation adjustments		(28,837)	(4,099)		(32,936)
Changes in available-for-sale securities and other		935	135		1,070
Net gain reclassified from accumulated other comprehensive loss into earnings		(609)	(88)		(697)
Other comprehensive income (loss)		(15,113)	(2,130)		(17,243)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		2,581	(2,581)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(834)	(605,347)	(87,399)	(772)	(694,352)
Net income, excluding preferred distributions on temporary equity preferred units of $478 and a $622 loss attributable to noncontrolling redeemable interests in properties	834	486,343	70,213	258	557,648
June 30, 2023	$41,270	$2,830,367	$408,371	$20,563	$3,300,571

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of June 30, 2023, we owned or held an interest in 196 income-producing properties in the United States, which consisted of 93 malls, 69 Premium Outlets, 14 Mills, six lifestyle centers, and 14 other retail properties in 37 states and Puerto Rico. We also own an 80% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. Internationally, as of June 30, 2023, we had ownership in 35 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of June 30, 2023, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 14 countries in Europe.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim periods ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year.

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

As of June 30, 2023, we consolidated 130 wholly-owned properties and 19 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We apply the equity method of accounting to the other 82 properties (the joint venture properties) and our investments in Klépierre and TRG, as well as our investments (collectively, our other platform investments) in retail operations (J.C. Penney and SPARC Group); an intellectual property and licensing venture (Authentic Brands Group, LLC, or ABG); an e-commerce venture (Rue Gilt Groupe, or RGG); and Jamestown (a global real estate investment and management company). We manage the day-to-day operations of 51 of the 82 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Thailand, Canada, Spain, and the United Kingdom comprise 24 of the remaining 31 properties. These international properties and TRG are managed by joint ventures in which we share control.

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s weighted average ownership interest in the Operating Partnership was 87.4% for both the six months ended June 30, 2023 and

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

2022. As of June 30, 2023 and December 31, 2022, Simon’s ownership interest in the Operating Partnership was 87.4%. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of equity instruments, our deferred compensation plan investments, the debt securities of our captive insurance subsidiary, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At June 30, 2023 and December 31, 2022, we had equity instruments with readily determinable fair values of $102.5 million and $73.0 million, respectively. Changes in the fair value of these equity instruments are recorded in unrealized gains (losses) in fair value of publicly traded equity instruments, net in our consolidated statements of operations and comprehensive income. At June 30, 2023 and December 31, 2022, we had equity instruments without readily determinable fair values of $238.5 million and $236.2 million, respectively, for which we have elected the measurement alternative.  We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the three or six months ended June 30, 2023 and 2022.

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

At June 30, 2023 and December 31, 2022, we held debt securities of $51.0 million and $52.3 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

The equity instruments with readily determinable fair values we held at June 30, 2023 and December 31, 2022 were primarily classified as having Level 1 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts, interest rate swap and cap agreements with an asset balance of $28.4 million at June 30, 2023 and $15.8 million at December 31, 2022, and a liability balance of $7.9 million and $8.6 million at June 30, 2023 and December 31, 2022, respectively.

Note 7 includes a discussion of the fair value of debt measured using Level 2 inputs.  Level 3 inputs to our purchase accounting and impairment analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows:

	As of	As of
	June 30,	December 31,
	2023	2022
Limited partners’ interests in the Operating Partnership	$408,371	$448,076
Nonredeemable noncontrolling interests in properties, net	20,563	25,052
Total noncontrolling interests reflected in equity	$428,934	$473,128

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

Accumulated Other Comprehensive Income (Loss)

Simon

The total accumulated other comprehensive income (loss) related to Simon’s currency translation adjustment was ($229.0) million and ($199.5) million as of June 30, 2023 and December 31, 2022, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
					Affected line item where
	2023	2022	2023	2022	net income is presented

Accumulated derivative gains, net	$697	$401	$1,198	$789	Interest expense
	(88)	(50)	(151)	(99)	Net income attributable to noncontrolling interests
	$609	$351	$1,047	$690

The Operating Partnership

The total accumulated other comprehensive income (loss) related to the Operating Partnership’s currency translation adjustment was ($262.0) million and ($228.3) million as of June 30, 2023 and December 31, 2022, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
					Affected line item where
	2023	2022	2023	2022	net income is presented

Accumulated derivative gains, net	$697	$401	$1,198	$789	Interest expense

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

As of June 30, 2023, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	4	$538.0 million
Interest Rate Swaps	3	€878.0 million
Interest Rate Caps	3	€123.3 million

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

The carrying value of our interest rate swap and cap agreements, at fair value, as of June 30, 2023 and December 31, 2022 was an asset balance of $27.3 million and $13.1 million, respectively, and is included in deferred costs and other assets.

We may enter into treasury lock agreements as part of an anticipated debt issuance. Upon completion of the debt issuance, the fair value of these instruments that had been recorded as part of accumulated other comprehensive income (loss) is amortized to interest expense over the life of the debt agreement.

The unamortized gain on our treasury locks and terminated hedges recorded in accumulated other comprehensive income (loss) was $21.5 million and $10.9 million as of June 30, 2023 and December 31, 2022, respectively. Within the next 12 months, we expect to reclassify to earnings approximately $2.4 million of gains related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss).

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

We had the following Euro:USD forward contracts designated as net investment hedges at June 30, 2023 and December 31, 2022 (in millions):

		Asset (Liability) Value as of
		June 30,	December 31,
Notional Value	Maturity Date	2023	2022
€50.0	January 13, 2023	—	(2.9)
€15.0	March 15, 2023	—	0.7
€15.0	March 15, 2023	—	0.7
€45.0	April 12, 2023	—	(0.2)
€25.0	July 19, 2023	(0.1)	—
€44.0	September 15, 2023	(0.5)	(0.1)
€30.0	September 15, 2023	(0.4)	—
€50.0	December 15, 2023	(3.3)	(2.8)
€50.0	January 17, 2024	(0.2)	—
€30.0	March 15, 2024	1.0	1.3
€51.0	March 15, 2024	(3.4)	(2.8)
€20.0	April 12, 2024	(0.1)	—

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Asset balances in the above table are included in deferred costs and other assets. Liability balances in the above table are included in other liabilities.

We have designated certain derivative and nonderivative instruments as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss). For the six months ended June 30, 2023 and 2022, we recorded gains (loss) of ($36.7) million and $176.9 million, respectively, in the cumulative translation adjustment section of the other comprehensive income (loss). Changes in the value of these instruments are offset by changes in the underlying hedged Euro-denominated joint venture investments.

The total accumulated other comprehensive income (loss) related to Simon’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $53.8 million and $36.5 million as of June 30, 2023 and December 31, 2022, respectively. The total accumulated other comprehensive income (loss) related to the Operating Partnership’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $61.6 million and $41.8 million as of June 30, 2023 and December 31, 2022, respectively.

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

4. Real Estate Acquisitions and Dispositions

Unless otherwise noted, gains and losses on property transactions are included in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the six months ended June 30, 2023 and 2022.

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

Simon

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net Income attributable to Common Stockholders — Basic and Diluted	$486,343	$496,743	$938,170	$923,374
Weighted Average Shares Outstanding — Basic and Diluted	327,189,785	328,444,627	327,072,690	328,525,043

For the six months ended June 30, 2023, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the six months ended June 30, 2023 and 2022. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net Income attributable to Unitholders — Basic and Diluted	$556,556	$568,289	$1,073,736	$1,056,282
Weighted Average Units Outstanding — Basic and Diluted	374,423,175	375,754,363	374,334,880	375,811,953

For the six months ended June 30, 2023, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the six months ended June 30, 2023 and 2022. We accrue distributions when they are declared.

6. Investment in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in note 2, we held joint venture interests in 82 properties as of June 30, 2023.

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

We may provide financing to joint venture properties primarily in the form of interest bearing construction loans. As of June 30, 2023 and December 31, 2022, we had construction loans and other advances to these related parties totaling $109.8 million and $112.0 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

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

The table below represents summary financial information of TRG.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Total revenues	$163,097	$179,922	$332,825	$342,531
Operating income before other items	61,916	73,206	136,694	135,059
Consolidated net income	25,722	49,135	70,675	87,804
Our share of net income	20,216	38,886	55,064	69,429
Amortization of excess investment	(47,390)	(49,025)	(94,780)	(98,050)

Other Platform Investments

As of June 30, 2023, we own a 41.67% non-controlling interest in J.C. Penney, a department store retailer. We also own a 50% non-controlling interest in SPARC Group. During the first quarter of 2022, SPARC Group acquired certain assets and operations of Reebok and entered into a long-term strategic partnership agreement with ABG to become the core licensee and operating partner for Reebok in the United States.

During the second quarter of 2023, ABG completed a capital transaction resulting in a dilution of our ownership to approximately 11.8% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $36.4 million, which is included in gain on disposal, exchange, or revaluation of equity interests in the consolidated statement of operations and comprehensive income. This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $9.1 million, which is included in income and other tax (expense) benefit, in the consolidated statement of operations and comprehensive income.

On December 1, 2022, we sold to ABG all of our interests in the licensing venture of Eddie Bauer for additional interests in ABG. As a result, in the fourth quarter of 2022, we recognized a non-cash pre-tax gain of $159.0 million, representing the difference between the fair value of the interests received determined using Level 3 inputs and the $98.8 million carrying value of the intellectual property licensing venture less costs to sell.  This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $39.7 million.

On July 1, 2021, we sold to ABG all of our interests in both the Forever 21 and Brooks Brothers licensing ventures in exchange for additional interests in ABG. As a result, in the third quarter of 2021, we recognized a non-cash, pre-tax gain of $159.8 million representing the difference between the fair value of the interests received determined using Level 3 inputs and the carrying value of $102.7 million of the intellectual property licensing ventures less costs to sell. This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $47.9 million.

On December 20, 2021, we sold a portion of our interest in ABG, resulting in a pre-tax gain of $18.8 million. In connection with this transaction, we recorded tax expense of $8.0 million. Subsequently, we acquired additional interests in ABG for cash consideration of $100.0 million.

As of June 30, 2023, we own a 45% non-controlling interest in Rue Gilt Groupe.

On December 19, 2022, we completed the acquisition of a 50% non-controlling legal ownership interest in Jamestown, a global real estate investment and asset management company, as well as separate interests in certain real estate and working capital, for total cash consideration of $173.4 million. Allocation of the excess investment to the underlying assets and liabilities acquired at the venture level is preliminary at June 30, 2023.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The table below represents combined summary financial information, after intercompany eliminations, of our other platform investments.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Total revenues	$3,192,530	$3,562,900	$6,149,251	$6,703,758
Operating income before other items	103,118	374,336	85,250	259,115
Consolidated net income	(9,401)	333,019	(128,366)	173,607
Our share of net income (loss)	8,053	78,798	(29,736)	88,687
Amortization of excess investment	(1,665)	(1,665)	(3,329)	(3,329)

European Investments

At June 30, 2023, we owned 63,924,148 shares, or approximately 22.4%, of Klépierre, which had a quoted market price of $24.73 per share. The table below represents summary financial information with respect to our investment in Klépierre. This information is based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Total revenues	$351,419	$381,711	$673,976	$675,060
Operating income before other items	214,117	232,982	319,425	308,878
Consolidated net income	91,580	180,469	174,300	226,885
Our share of net income	9,996	22,282	27,854	33,788
Amortization of excess investment	(3,301)	(3,237)	(6,554)	(6,032)

During the three and six months ended June 30, 2023, Klépierre completed the disposal of its interest in certain shopping centers and we recorded a loss of $9.3 million. This transaction is included in loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

We have an interest in a European investee that had interests in 12 Designer Outlet properties as of June 30, 2023 and 11 Designer Outlet properties as of  December 31, 2022. Eight of these Designer Outlet properties are consolidated by us as of June 30, 2023. As of June 30, 2023, our legal percentage ownership interests in these properties ranged from 23% to 94%.

In addition, we have a 50.0% noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we also have a direct minority ownership in three of those outlets. At June 30, 2023 and December 31, 2022, the carrying value of these equity instruments without readily determinable fair values was $140.8 million and is included in deferred costs and other assets.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $209.9 million and $206.3 million as of June 30, 2023 and December 31, 2022, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

carrying amount of our investment in this joint venture was $198.3 million and $199.5 million as of June 30, 2023 and December 31, 2022, respectively, including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

A summary of the combined balance sheets and statements of operations of our equity method investments and share of income from such investments, excluding our investments in Klépierre and TRG as well as our other platform investments, follows.

COMBINED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
Assets:
Investment properties, at cost	$19,293,420	$19,256,108
Less - accumulated depreciation	8,693,057	8,490,990
	10,600,363	10,765,118
Cash and cash equivalents	1,294,306	1,445,353
Tenant receivables and accrued revenue, net	485,163	546,025
Right-of-use assets, net	129,451	143,526
Deferred costs and other assets	586,802	482,375
Total assets	$13,096,085	$13,382,397
Liabilities and Partners’ Deficit:
Mortgages	$14,527,052	$14,569,921
Accounts payable, accrued expenses, intangibles, and deferred revenue	922,028	961,984
Lease liabilities	118,914	133,096
Other liabilities	397,007	446,064
Total liabilities	15,965,001	16,111,065
Preferred units	67,450	67,450
Partners’ deficit	(2,936,366)	(2,796,118)
Total liabilities and partners’ deficit	$13,096,085	$13,382,397
Our Share of:
Partners’ deficit	$(1,283,776)	$(1,232,086)
Add: Excess Investment	1,198,669	1,219,117
Our net (deficit) Investment in unconsolidated entities, at equity	$(85,107)	$(12,969)

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

COMBINED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
REVENUE:
Lease income	$733,761	$714,215	$1,468,809	$1,431,985
Other income	138,193	73,506	228,239	186,090
Total revenue	871,954	787,721	1,697,048	1,618,075
OPERATING EXPENSES:
Property operating	155,036	142,697	309,958	292,212
Depreciation and amortization	159,329	164,913	323,802	335,474
Real estate taxes	64,939	63,365	128,943	128,689
Repairs and maintenance	17,643	19,209	36,418	40,690
Advertising and promotion	18,804	16,247	39,514	35,565
Other	63,208	47,867	116,516	96,710
Total operating expenses	478,959	454,298	955,151	929,340
Operating Income Before Other Items	392,995	333,423	741,897	688,735
Interest expense	(167,498)	(147,587)	(335,706)	(292,038)
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	1,134	—	1,134	—
Net Income	$226,631	$185,836	$407,325	$396,697
Third-Party Investors’ Share of Net Income	$114,808	$93,041	$205,067	$197,697
Our Share of Net Income	111,823	92,795	202,258	199,000
Amortization of Excess Investment	(14,928)	(15,086)	(29,848)	(30,225)
Our Share of Gain on Sale or Disposal of, or Recovery on, Assets and Interests in Unconsolidated Entities, net	(454)	—	(454)	—
Income from Unconsolidated Entities	$96,441	$77,709	$171,956	$168,775

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

7. Debt

Unsecured Debt

At June 30, 2023, our unsecured debt consisted of $18.9 billion of senior unsecured notes of the Operating Partnership and $305.0 million outstanding under the Operating Partnership’s $5.0 billion unsecured revolving credit facility, or Credit Facility and $816.4 million (U.S. dollar equivalent) of Euro-denominated borrowings outstanding under the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, or together with the Credit Facility, the Credit Facilities.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

At June 30, 2023, we had an aggregate available borrowing capacity of $7.4 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities, during the six months ended June 30, 2023 was $1.1 billion and the weighted average outstanding balance was $1.0 billion. Letters of credit of $10.0 million were outstanding under the Credit Facilities as of June 30, 2023.

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

The Operating Partnership also has available a global unsecured commercial paper note program, or Commercial Paper program of, $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On June 30, 2023, we had no

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

outstanding balance under the Commercial Paper program. Borrowings reduce amounts otherwise available under the Credit Facilities.

On June 1, 2023, the Operating Partnership completed the redemption, at par, of its $600 million 2.75% notes at maturity.

On April 28, 2023 the Operating Partnership completed a borrowing of $180.0 million under the Credit Facility and subsequently unencumbered two properties.

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

Mortgage Debt

Total mortgage indebtedness was $5.1 billion and $5.5 billion at June 30, 2023 and December 31, 2022, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Credit Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Credit Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of June 30, 2023, we were in compliance with all covenants of our unsecured debt.

At June 30, 2023, our consolidated subsidiaries were the borrowers under 36 non-recourse mortgage notes secured by mortgages on 39 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At June 30, 2023, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Fair Value of Debt

The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed rate unsecured notes using quoted

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed rate mortgages and unsecured indebtedness including commercial paper was $24.3 billion and $22.6 billion as of June 30, 2023 and December 31, 2022. The fair values of these financial instruments and the related discount rate assumptions as of June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30,	December 31,
	2023	2022
Fair value of consolidated fixed rate mortgages and unsecured indebtedness (in millions)	$21,915	$20,020
Weighted average discount rates assumed in calculation of fair value for fixed rate mortgages	6.37%	6.10%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	6.16%	5.87%

8. Equity

During the six months ended June 30, 2023, the Operating Partnership redeemed 94,072 units from six limited partners for $10.7 million. These transactions increased Simon’s ownership interest in the Operating Partnership.

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

We paid a common stock dividend of $1.85 per share for the second quarter of 2023, and $3.65 per share for the six months ended June 30, 2023.  We paid common stock dividends of $3.35 per share for the six months ended June 30, 2022.  The Operating Partnership paid distributions per unit for the same amounts.  On August 2, 2023, Simon’s Board of Directors declared a quarterly cash dividend for the third quarter of 2023 of $1.90 per share, payable on September 29, 2023 to shareholders of record on September 8, 2023.  The distribution rate on units is equal to the dividend rate on common stock.

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

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units in the Operating Partnership contain provisions which could require the Operating Partnership to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit in the consolidated statements of equity in issuance of unit equivalents and other.  There were no noncontrolling interests

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

redeemable at amounts in excess of fair value as of June 30, 2023 and December 31, 2022.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as follows:

	As of	As of
	June 30,	December 31,
	2023	2022
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests	201,122	186,702
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$226,659	$212,239

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

	As of	As of
	June 30,	December 31,
	2023	2022
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests	201,122	186,702
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$226,659	$212,239

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

We recorded compensation expense, net of capitalization, related to the aforementioned LTIP and LTI programs of approximately $12.2 million and $10.7 million for the six months ended June 30, 2023 and 2022, respectively.

Restricted Stock.  The Compensation and Human Capital Committee awarded 218,456 shares of restricted stock to employees on April 1, 2023 at a grant date fair market value of $111.97 per share related to the 2022 compensation plan.  On March 28, 2023, a non-employee Director was awarded 165 shares of restricted stock at a grant date fair market value of $103.30 per share.  On May 4, 2023, our non-employee Directors were awarded 17,182 shares of restricted stock at a grant date fair market value of $107.59 per share. These shares represent a portion of the compensation we pay our non-employee Directors, and all of the shares have been placed in a non-employee Director deferred compensation account maintained by us.  The grant date fair value of the employee restricted stock awards is being recognized over the three-year vesting period.  The grant date fair value of the non-employee Director restricted stock awards is being recognized as expense over the one-year vesting service period. In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.

We recorded compensation expense, net of capitalization, related to restricted stock of approximately $7.9 million and $4.8 million for the six months ended June 30, 2023 and 2022, respectively.

9. Lease Income

Fixed lease income under our operating leases includes fixed minimum lease consideration and fixed CAM reimbursements recorded on a straight-line basis. Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, utilities, marketing, and certain other items as discussed below.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Fixed lease income	$1,022,880	$962,241	$2,036,044	$1,921,869
Variable lease income	232,078	232,459	467,099	480,697
Total lease income	$1,254,958	$1,194,700	$2,503,143	$2,402,566

Tenant receivables and accrued revenue in the accompanying consolidated balance sheets includes straight-line receivables of $536.2 million and $546.5 million on June 30, 2023, and December 31, 2022, respectively.

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

Lease Commitments

As of June 30, 2023, we are subject to ground leases that cover all or a portion of 23 of our consolidated properties with termination dates extending through 2090, including periods for which exercising an extension option is reasonably assured.  These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total sales of the property.  In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2023 to 2025.  These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate taxes, and utility expenses.  Some of our ground and office leases include escalation clauses.  All of our lease arrangements are classified as operating leases.  We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating Lease Cost
Fixed lease cost	$8,145	$8,131	$16,268	$16,226
Variable lease cost	4,195	4,588	9,181	8,857
Total operating lease cost	$12,340	$12,719	$25,449	$25,083

	For the Six Months Ended
	June 30,
	2023	2022
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$25,411	$25,034

Weighted-average remaining lease term - operating leases	32.3 years	33.1 years
Weighted-average discount rate - operating leases	4.88%	4.87%

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

Minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2023	$33,264
2024	30,850
2025	30,861
2026	30,875
2027	30,904
Thereafter	835,263
$992,017
Impact of discounting	(498,824)
Operating lease liabilities	$493,193

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of June 30, 2023 and December 31, 2022, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $137.5 million and $128.0 million, respectively.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of June 30, 2023, we owned or held an interest in 196 income-producing properties in the United States, which consisted of 93 malls, 69 Premium Outlets, 14 Mills, six lifestyle centers, and 14 other retail properties in 37 states and Puerto Rico. We also own an 80% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at properties in North America, Europe and Asia. Internationally, as of June 30, 2023, we had ownership in 35 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of June 30, 2023, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 14 countries in Europe.  We also own investments in retail operations (J.C. Penney and SPARC Group); intellectual property and licensing venture (Authentic Brands Group, LLC, or ABG); and an e-commerce venture (Rue Gilt Groupe, or RGG), and Jamestown (a global real estate investment and management company), collectively, our other platform investments.

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

We invest in real estate properties to maximize total financial return which includes both operating cash flows and capital appreciation. We seek growth in earnings, funds from operations, or FFO, and cash flows by enhancing the profitability and operation of our properties and investments. We seek to accomplish this growth through the following:

●	attracting and retaining high quality tenants and utilizing economies of scale to reduce operating expenses,
●	expanding and re-tenanting existing highly productive locations at competitive rental rates,
●	selectively acquiring or increasing our interests in high quality real estate assets or portfolios of assets,
●	generating consumer traffic in our retail properties through marketing initiatives and strategic corporate alliances, including creating mixed-use destinations, and
●	selling selective non-core assets.

We also grow by generating supplemental revenues from the following activities:

●	establishing our properties as leading market resource providers for retailers and other businesses and consumer-focused corporate alliances, including payment systems (such as handling fees relating to the sales of bank-issued prepaid cards), national marketing alliances, static and digital media initiatives, business development, sponsorship, and events,
●	offering property operating services to our tenants and others, including waste handling and facility services, and the provision of energy services,
●	selling or leasing land adjacent to our properties, commonly referred to as “outlots” or “outparcels,” and

●	generating interest income on cash deposits and investments in loans, including those made to related entities.

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

To support our growth, we employ a three-fold capital strategy:

●	provide the capital necessary to fund growth,
●	maintain sufficient flexibility to access capital in many forms, both public and private, including but not limited to, having in place, the Operating Partnership’s $5.0 billion unsecured revolving credit facility, or the Credit Facility, its $3.5 billion supplemental unsecured revolving credit facility, or the Supplemental Facility, and together, the Credit Facilities and its global unsecured commercial paper note program, or the Commercial Paper program, of $2.0 billion, or the non-U.S. dollar equivalent thereof, and
●	manage our overall financial structure in a fashion that preserves our investment grade credit ratings.

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

Results Overview

Diluted earnings per share and diluted earnings per unit increased $0.06 during the first six months of 2023 to $2.87 from $2.81 for the same period last year. The increase in diluted earnings per share and diluted earnings per unit was primarily attributable to:

●	improved operating performance and solid core business fundamentals in 2023, as discussed below,
●	increased lease income in 2023 of $100.6 million, or $0.27 per diluted share/unit,
●	an unrealized favorable change in fair value of publicly traded equity instruments of $75.1 million, or $0.20 per diluted share/unit,
●	increased other income of $38.1 million, or $0.10 per diluted share/unit, the majority of which is due to interest income of $22.3 million, or $0.06 per diluted share/unit, and distributions and other income, net, of $39.3 million, or $0.10 per diluted share/unit, partially offset by a decrease in lease settlement income of $18.8 million, or $0.05 per diluted share/unit, and land sales of $2.6 million, or $0.01 per diluted share/unit,
●	a non-cash pre-tax gain in 2023 on disposal, exchange, or revaluation of equity interests of $36.4 million, or $0.10 per diluted share/units,
●	decreased tax expense of $25.9 million, or $0.07 per diluted share/unit, primarily due to our share of operating results from other platform investments, partially offset by,
●	decreased income from unconsolidated entities of $158.9 million, or $0.42 per diluted share/unit, the majority of which is due to unfavorable year-over-year operations from other platform investments, partially offset by improved operations and core fundamentals in our other unconsolidated entities, and
●	increased interest expense of $45.0 million, or $0.12 per diluted share/unit, primarily due to increases to rates on variable rate mortgages and new USD bond issuances, and
●	Increased depreciation and amortization in 2023 of $18.2 million, or $0.05 per diluted share/unit.

Portfolio NOI increased 3.8% for the six month period in 2023 over the prior year period primarily as a result of improved operations in our domestic and international portfolios compared to the prior year. Average base minimum rent for U.S. Malls and Premium Outlets increased 3.1% to $56.27 psf as of June 30, 2023, from $54.58 psf as of June 30, 2022.  Ending occupancy for our U.S. Malls and Premium Outlets increased 0.8% to 94.7% as of June 30, 2023, from 93.9% as of June 30, 2022.

Our effective overall borrowing rate at June 30, 2023 on our consolidated indebtedness increased 35 basis points to 3.38% as compared to 3.03% at June 30, 2022. This is primarily due to an increase in the effective overall borrowing rate on variable rate debt of 400 basis points (6.21% at June 30, 2023 compared to 2.21% at June 30, 2022) due to increasing benchmark rates, partially offset by a decrease in the amount of our variable rate debt. The weighted average years to maturity of our consolidated indebtedness was 8.1 years and 7.5 years at June 30, 2023 and December 31, 2022, respectively.

Our financing activity for the six months ended June 30, 2023 included:

●	borrowing $180.0 million under the Credit Facility and subsequently unencumbering two properties,
●	completing, on June 1, 2023, the redemption at par of the Operating Partnership’s $600 million 2.75% notes at maturity,
●	the Operating Partnership completing on March 8, 2023, the issuance of the following senior unsecured notes: $650 million with a fixed interest rate of 5.5% and $650 million with a fixed interest rate of 5.85%, with maturity dates of March 8, 2033, and March 8, 2053, respectively. A portion of the net proceeds were used to fund the optional redemption at par of the Operating Partnership’s $500 million floating interest rate notes due January 2024 on March 13, 2023, and
●	amending, restating, extending, and increasing our existing $4.0 billion unsecured revolving credit facility on March 14, 2023 with a new $5.0 billion unsecured revolving credit facility.

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

The following table sets forth these key operating statistics for the combined U.S. Malls and Premium Outlets:

●	properties that are consolidated in our consolidated financial statements,
●	properties we account for under the equity method of accounting as joint ventures, and
●	the foregoing two categories of properties on a total portfolio basis.

	June 30,	June 30,	%/Basis Points
	2023	2022	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	94.7%	93.8%	90 bps
Unconsolidated	94.5%	94.3%	20 bps
Total Portfolio	94.7%	93.9%	80 bps
Average Base Minimum Rent per Square Foot
Consolidated	$55.02	$53.43	3.0%
Unconsolidated	$59.75	$57.70	3.6%
Total Portfolio	$56.27	$54.58	3.1%
U.S. TRG:
Ending Occupancy	93.7%	93.4%	30 bps
Average Base Minimum Rent per Square Foot	$61.58	$60.63	1.6%
The Mills:
Ending Occupancy	97.3%	97.4%	-10 bps
Average Base Minimum Rent per Square Foot	$36.02	$34.53	4.3%
(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the six months ended June 30, 2023, we signed 615 new leases and 1070 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 5.8 million square feet, of which 4.3 million square feet related to consolidated properties. During the comparable period in 2022, we signed 673 new leases and 814 renewal leases with a fixed minimum rent, comprising approximately 4.8 million square feet, of which 3.6 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $65.84 per square foot in 2023 and $54.87 per square foot in 2022 with an average tenant allowance on new leases of $66.80 per square foot and $53.91 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	June 30,	June 30,	%/Basis Points
	2023	2022	Change
Ending Occupancy	99.9%	99.2%	+70 bps
Average Base Minimum Rent per Square Foot	¥5,607	¥5,549	1.05%

Results of Operations

The following acquisitions and dispositions of consolidated properties affected our consolidated results in the comparative periods:

●	On April 27, 2023, we opened Paris-Giverny Designer Outlet, a 228,000 square foot center in Vernon, France. We own a 74% interest in this center.
●	On June 17, 2022, we acquired an additional interest in Gloucester Premium Outlets from a joint venture, resulting in the consolidation of this property.
●	During the second quarter of 2022, we disposed of one retail property.

The following acquisitions, dispositions and openings of equity method investments and properties affected our income from unconsolidated entities in the comparative periods:

●	During the fourth quarter of 2022, we disposed of one retail property.
●	During the fourth quarter of 2022, we contributed to ABG all of our interest in the licensing venture of Eddie Bauer in exchange for additional interest in ABG. Our non-controlling interest in ABG was approximately 12.3% after this transaction.
●	On December 19, 2022, we completed the acquisition of a 50% non-controlling legal ownership interest in Jamestown, a global real estate investment and asset management firm, as well as separate interests in certain real estate and working capital, for cash consideration of $173.4 million.
●	On November 3, 2022, we opened Fukaya-Hanazono Premium Outlet, a 296,300 square foot center in Fukaya City, Japan. We own a 40% interest in this center.
●	During the third quarter of 2022, we disposed of one retail property.

For the purposes of the following comparison between the three and six months ended June 30, 2023 and 2022, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned or held interests in and operated in both of the periods under comparison.

Three months ended June 30, 2023 vs. Three months ended June 30, 2022

Lease income increased $60.3 million, due to an increase in fixed lease income of $60.7 million primarily due to an increase in fixed minimum lease consideration and higher occupancy, partially offset by a decrease in variable lease income based on tenant sales of $0.4 million.

Total other income increased $24.8 million, primarily due to a $12.8 million increase in interest income, a $13.1 million increase in Simon Brand Ventures, gift card, fee income and mixed use and franchise operations income and a $2.7 million increase in dividend and distribution income, partially offset by a $3.8 million decrease in lease settlement income.

Other expense increased $11.8 million primarily due to increased mixed use and franchise operations expenses.

Interest expense increased $30.8 million primarily related to new USD bond issuances during 2023 of $18.4 million, activity with regards to the Credit Facilities of $7.8 million and $1.7 million from increased variable rates.

During the second quarter of 2023, ABG completed a capital transaction resulting in a dilution of our ownership to approximately 11.8% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $36.4 million.

Income and other tax expense decreased $13.9 million due to lower tax expense in the second quarter of 2023 on our share of operating results from our other platform investments, partially offset by deferred taxes on the ABG transaction noted above.

Income from unconsolidated entities decreased $99.6 million primarily due to lower results of operations year over year from our other platform investments, partially offset by improved performance by our international joint venture properties.

During the second quarter of 2023, we recorded a $9.3 million loss on the disposition of certain assets by Klépierre, partially offset by a $4.9 million gain on excess insurance proceeds.  During the second quarter of 2022, we recorded a $17.9 million loss primarily related to the disposition of one consolidated property.

Simon’s net income attributable to noncontrolling interests decreased $1.6 million due to a decrease in the net income of the Operating Partnership.

Six months ended June 30, 2023 vs. Six months ended June 30, 2022

Lease income increased $100.6 million, due to an increase in fixed lease income of $114.2 million primarily due to an increase in fixed minimum lease consideration and higher occupancy, partially offset by a decrease in variable lease income based on tenant sales of $13.6 million.

Total other income increased $38.1 million, primarily due to a $22.3 million increase in interest income, a $27.1 million increase in Simon Brand Ventures, gift card, fee income and mixed use and franchise operations income and a $7.5 million increase in dividend and distribution income, partially offset by a $18.8 million decrease in lease settlement income.

Home and regional office costs increased $7.1 million due to increased personnel and compensation costs.

Other expense increased $15.3 million primarily due to increased mixed use and franchise operations expenses.

Interest expense increased $45.0 million primarily related to new USD bond issuances during 2023 of $23.5 million, activity with regards to the Credit Facilities of $14.8 million and $9.7 million from increased variable rates.

During the second quarter of 2023, ABG completed a capital transaction resulting in a dilution of our ownership to approximately 11.8% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $36.4 million.

Income and other tax expense decreased $25.9 million due to lower tax expense in the first six months of 2023 on our share of operating results from our other platform investments, partially offset by deferred taxes on the ABG transaction noted above.

Income from unconsolidated entities decreased $158.9 million primarily due to lower results of operations year over year from our other platform investments, partially offset by improved performance by our international joint venture properties.

During the first six months of 2023, we recorded a $9.3 million loss on the disposition of certain assets by Klépierre, partially offset by a $4.9 million gain on excess insurance proceeds.  During the first six months of 2022, we recorded a $17.9 million loss primarily related to the disposition of one consolidated property, offset by a $1.5 million gain related to excess insurance proceeds.

Simon’s net income attributable to noncontrolling interests increased $4.2 million due to an increase in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised 2.0% of our total consolidated debt at June 30, 2023. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $2.1 billion in the aggregate during the six months ended June 30, 2023. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents increased $215.8 million during the first six months of 2023 to $837.5 million as of June 30, 2023 as a result of the operating and financing activity, as further discussed in “Cash Flows” below.

On June 30, 2023, we had an aggregate available borrowing capacity of approximately $7.4 billion under the Credit Facilities, net of outstanding borrowings of $1.1 billion and letters of credit of $10.0 million. For the six months ended June 30, 2023, the maximum aggregate outstanding balance under the Credit Facilities was $1.1 billion and the weighted average outstanding balance was $1.0 billion. The weighted average interest rate was 4.02% for the six months ended June 30, 2023.

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

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the six months ended June 30, 2023 totaled $2.1 billion. In addition, we had net repayments of debt from our debt financing and repayment activities of $42.8 million in the first six months of 2023. These activities are further discussed below under “Financing and Debt.” During the first six months of 2023, we also:

●	paid stockholder dividends and unitholder distributions totaling approximately $1.4 billion and preferred unit distributions totaling $2.6 million,
●	funded consolidated capital expenditures of $387.3 million (including development and other costs of $67.5 million, redevelopment and expansion costs of $201.5 million, and tenant costs and other operational capital expenditures of $118.3 million), and
●	funded investments in unconsolidated entities of $15.6 million.

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

Financing and Debt

Unsecured Debt

At June 30, 2023, our unsecured debt consisted of $18.9 billion of senior unsecured notes of the Operating Partnership and $305.0 million outstanding under the Credit Facility and $816.4 million (U.S. dollar equivalent) of Euro-denominated borrowings outstanding under the Supplemental Facility.

At June 30, 2023, we had an aggregate available borrowing capacity of $7.4 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the six months ended June 30, 2023 was $1.1 billion and the weighted average outstanding balance was $1.0 billion. Letters of credit of $10.0 million were outstanding under the Credit Facilities as of June 30, 2023.

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

The Operating Partnership also has available a Commercial Paper program.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On June 30, 2023, we had no outstanding balance under the Commercial Paper program. Borrowings reduce amounts otherwise available under the Credit Facilities.

On June 1, 2023, the Operating Partnership completed the redemption, at par, of its $600 million 2.75% notes at maturity.

On April 28, 2023 the Operating Partnership completed a borrowing of $180.0 million under the Credit Facility and subsequently unencumbered two properties.

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

Mortgage Debt

Total mortgage indebtedness was $5.1 billion and $5.5 billion at June 30, 2023 and December 31, 2022, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Credit Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Credit Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of June 30, 2023, we were in compliance with all covenants of our unsecured debt.

At June 30, 2023, our consolidated subsidiaries were the borrowers under 36 non-recourse mortgage notes secured by mortgages on 39 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At June 30, 2023, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of June 30, 2023 and December 31, 2022, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	June 30, 2023	Interest Rate(1)	December 31, 2022	Interest Rate(1)
Fixed Rate	$24,432,984	3.45%	$22,673,703	3.15%
Variable Rate	557,496	6.21%	2,286,583	3.93%
	$24,990,480	3.38%	$24,960,286	3.22%
(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the combined 2022 Annual Report on Form 10-K of Simon and the Operating Partnership.

In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of June 30, 2023, for the remainder of 2023 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2023	2024-2025	2026-2027	After 2027	Total
Long Term Debt (1)	$264,805	$5,732,712	$6,887,462	$12,215,040	$25,100,019
Interest Payments (2)	442,324	1,577,592	1,085,428	4,766,514	7,871,858
(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	Variable rate interest payments are estimated based on the applicable LIBOR or SOFR rate at June 30, 2023.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in note 6 of the condensed notes to our consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of June 30, 2023, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $137.5 million.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

On December 1, 2022, we sold to ABG our interests in the licensing venture of Eddie Bauer for additional interests in ABG. As a result, in the fourth quarter of 2022, we recognized a non-cash pre-tax gain of $159.0 million, representing the difference between the fair value of the interests received determined using Level 3 inputs and the $98.8 million carrying value of the intellectual property licensing venture less costs to sell. At June 30, 2023, our interest in ABG was approximately 11.8%.

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

Construction continues on certain redevelopment and new development projects in the U.S. and internationally that are nearing completion.  Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $1.0 billion.  Simon’s share of remaining net cash funding required to complete the new development and redevelopment projects currently under construction is approximately $298 million.  We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 7-10% for all of our new development, expansion and redevelopment projects.

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material. We expect our share of estimated committed capital for international development projects to be completed with projected delivery in 2023 or 2024 is $115 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these new development and expansion projects as well as our share of the estimated total cost as of June 30, 2023 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected/Actual
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
New Development Projects:
Paris-Giverny Designer Outlet	Vernon, France	228,000	74%	EUR	128.9	$140.3	Opened Apr. - 2023
Expansion:
Busan Premium Outlet Phase 2	Busan, South Korea	194,000	50%	KRW	72,933	$55.3	Oct. - 2024
(1)	USD equivalent based upon June 30, 2023 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $1.85 per share for the second quarter of 2023 and $3.65 per share for the six months ended June 30, 2023.  Simon paid a common stock dividend of $3.35 per share for the six months ended June 30, 2022.  The Operating Partnership paid distributions per unit for the same amounts.  On August 2, 2023, Simon’s Board of Directors declared a quarterly cash dividend for the third quarter of 2023 of $1.90 per share, payable on September 29, 2023 to shareholders of record on September 8, 2023.  The distribution rate on units is equal to the dividend rate on common stock.  In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

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

the potential loss of anchor stores or major tenants; the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise; the intensely competitive market environment in the retail industry, including e-commerce; the inability to lease newly developed properties on favorable terms; our international activities subjecting us to risks that are different from or greater than those associated with our domestic operations, including changes in foreign exchange rates; changes in market rates of interest; risks associated with the acquisition, development, redevelopment, expansion, leasing and management of properties; general risks related to real estate investments, including the illiquidity of real estate investments; the impact of our substantial indebtedness on our future operations, including covenants in the governing agreements that impose restrictions on us that may affect our ability to operate freely; any disruption in the financial markets that may adversely affect our ability to access capital for growth and satisfy our ongoing debt service requirements; any change in our credit rating; the continuing transition of LIBOR to SOFR; our continued ability to maintain our status as a REIT; changes in tax laws or regulations that result in adverse tax consequences; risks relating to our joint venture properties, including guarantees of certain joint venture indebtedness; environmental liabilities; the conflict in Ukraine; natural disasters; the availability of comprehensive insurance coverage; the potential for terrorist activities; security breaches that could compromise our information technology or infrastructure; uncertainties regarding the impact of pandemics, epidemics or public health crises, and the associated governmental restrictions, on our business, financial condition, results of operations, cash flow and liquidity; and the loss of key management personnel. The Company discusses these and other risks and uncertainties under the heading "Risk Factors" in its annual and quarterly periodic reports filed with the SEC.  The Company may update that discussion in subsequent other periodic reports, but except as required by law, the Company undertakes no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

You should understand that our computations of these non-GAAP measures might not be comparable to similar measures reported by other REITs and that these non-GAAP measures:

●	do not represent cash flow from operations as defined by GAAP,
●	should not be considered as an alternative to net income determined in accordance with GAAP as a measure of operating performance, and
●	are not an alternative to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Consolidated Net Income	$557,505	$569,480	$1,076,760	$1,057,790
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	316,382	296,022	620,615	603,935
Our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments	205,321	215,616	414,651	440,702
Loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	4,356	17,875	4,356	16,384
Net loss (income) attributable to noncontrolling interest holders in properties	364	121	(398)	1,118
Noncontrolling interests portion of depreciation and amortization, gain on consolidation of properties, and gain on disposal of properties	(5,435)	(4,855)	(10,209)	(9,245)
Preferred distributions and dividends	(1,313)	(1,313)	(2,626)	(2,626)
FFO of the Operating Partnership	$1,077,180	$1,092,946	$2,103,149	$2,108,058
FFO allocable to limited partners	135,890	137,603	265,536	265,248
Dilutive FFO allocable to common stockholders	$941,290	$955,343	$1,837,613	$1,842,810
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.49	$1.51	$2.87	$2.81
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments, net of noncontrolling interests portion of depreciation and amortization	1.38	1.35	2.74	2.76
Loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	0.01	0.05	0.01	0.04
Diluted FFO per share	$2.88	$2.91	$5.62	$5.61
Basic and Diluted weighted average shares outstanding	327,190	328,445	327,073	328,525
Weighted average limited partnership units outstanding	47,233	47,310	47,262	47,287
Basic and Diluted weighted average shares and units outstanding	374,423	375,755	374,335	375,812

The following schedule reconciles consolidated net income to our beneficial interest of combined NOI and the components thereof.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$557,505	$569,480	$1,076,760	$1,057,790
Income and other tax expense (benefit)	10,487	24,346	(2,966)	22,912
Gain on disposal, exchange, or revaluation of equity interests	(36,437)	—	(36,437)	—
Interest expense	218,086	187,316	417,515	372,473
Income from unconsolidated entities	(90,455)	(190,073)	(112,355)	(271,257)
Unrealized (gains) losses in fair value of publicly traded equity instruments, net	(5,617)	17,817	(26,225)	48,850
Loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	4,356	17,875	4,356	16,384
Operating Income Before Other Items	657,925	626,761	1,320,648	1,247,152
Depreciation and amortization	319,534	298,273	626,592	608,436
Home and regional office costs	50,006	47,516	106,826	99,713
General and administrative	10,058	9,360	19,164	17,194
Other expenses (1)	--	—	--	12,395
NOI of consolidated entities	$1,037,523	$981,910	$2,073,230	$1,984,890
Less: Noncontrolling interest partners share of NOI	(7,122)	(5,634)	(14,644)	(11,577)
Beneficial NOI of consolidated entities	$1,030,401	$976,276	$2,058,586	$1,973,313
Reconciliation of NOI of unconsolidated entities:
Net Income	$226,631	$185,836	$407,325	$396,697
Interest expense	167,498	147,587	335,706	292,038
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	(1,134)	—	(1,134)	—
Operating Income Before Other Items	392,995	333,423	741,897	688,735
Depreciation and amortization	159,329	164,913	323,802	335,474
NOI of unconsolidated entities	$552,324	$498,336	$1,065,699	$1,024,209
Less: Joint Venture partners share of NOI	(288,775)	(260,373)	(556,677)	(533,900)
Beneficial NOI of unconsolidated entities	$263,549	$237,963	$509,022	$490,309
Add: Beneficial interest of NOI from TRG	116,316	118,403	236,015	225,695
Add: Beneficial interest of NOI from Other Platform Investments and Investments	109,191	174,324	129,778	266,321
Beneficial interest of Combined NOI	$1,519,457	$1,506,966	$2,933,401	$2,955,638
Less: Beneficial interest of Corporate and Other NOI Sources (2)	60,589	29,909	124,885	101,121
Less: Beneficial interest of NOI from Other Platform Investments (3)	50,153	116,540	(4,398)	142,425
Less: Beneficial interest of NOI from Investments (4)	59,039	58,951	107,083	104,981
Beneficial interest of Portfolio NOI	$1,349,676	$1,301,566	$2,705,831	$2,607,111
Beneficial interest of Portfolio NOI Change	3.7%		3.8%
(1)	Represents the write-off of pre-development costs, our beneficial interest of which was $10.5 million with respect to consolidated entities for the six months ended June 30, 2022.
(2)	Includes income components excluded from portfolio NOI and domestic property NOI (domestic lease termination income, interest income, land sale gains, straight line lease income, above/below market lease adjustments), Simon management company revenues, foreign exchange impact, and other assets.
(3)	Other Platform Investments include J.C. Penney, SPARC, ABG, RGG and Jamestown.
(4)	Includes our share of NOI of Klépierre (at constant currency) and other corporate investments.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of June 30, 2023. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of June 30, 2023. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Simon

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by Simon during the quarter ended June 30, 2023.

Issuer Purchases of Equity Securities

				Total number	Approximate
				of shares	value of shares
				purchased as	that may yet
	Total number		Average	part of publicly	be purchased
	of shares		price paid	announced	under
Period	purchased		per share	plans	plans (2)
April 1, 2023 - April 30, 2023	28,320	(1)	$111.97	—	$1,819,613,279
May 1, 2023 - May 31, 2023	—		$—	—	$1,819,613,279
June 1, 2023 - June 30, 2023	—		$—	—	$1,819,613,279
	28,320		$111.97	—
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

The Operating Partnership

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended June 30, 2023.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2023, the Operating Partnership redeemed 71,630 units from two limited partners for $7.9 million.

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

Date: August 3, 2023

SIMON PROPERTY GROUP, L.P.

/s/ Brian J. McDade
Brian J. McDade
Executive Vice President and Chief Financial Officer
of Simon Property Group, Inc., General Partner

Date: August 3, 2023