Form 10-Q
period 2023-09-30
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2023-11-02
CIK 1063761, 1022344

J

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of September 30, 2023, Simon Property Group, Inc. had 326,239,413 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2023 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority-owned partnership subsidiary, for which Simon is the general partner. As of September 30, 2023, Simon owned an approximate 87.0% ownership interest in the Operating Partnership, with the remaining 13.0% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day-to-day management.

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

To help investors understand the differences between Simon and the Operating Partnership, this report provides:

●	separate consolidated financial statements for Simon and the Operating Partnership;
●	a single set of condensed notes to such consolidated financial statements that includes separate discussions of noncontrolling interests and stockholders’ equity or partners’ equity, accumulated other comprehensive income (loss) and per share and per unit data, as applicable;

●	a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that also includes discrete information related to each entity; and
●	separate Part II, Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities sections related to each entity.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10-Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	September 30,	December 31,
	2023	2022
ASSETS:
Investment properties, at cost	$38,951,669	$38,326,912
Less - accumulated depreciation	17,410,320	16,563,749
	21,541,349	21,763,163
Cash and cash equivalents	769,031	621,628
Tenant receivables and accrued revenue, net	757,612	823,540
Investment in TRG, at equity	3,106,062	3,074,345
Investment in Klépierre, at equity	1,456,649	1,561,112
Investment in other unconsolidated entities, at equity	3,617,515	3,511,263
Right-of-use assets, net	489,989	496,930
Deferred costs and other assets	1,226,395	1,159,293
Total assets	$32,964,602	$33,011,274
LIABILITIES:
Mortgages and unsecured indebtedness	$24,916,760	$24,960,286
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,626,333	1,491,583
Cash distributions and losses in unconsolidated entities, at equity	1,758,175	1,699,828
Dividend payable	3,347	1,997
Lease liabilities	490,825	497,953
Other liabilities	556,289	535,736
Total liabilities	29,351,729	29,187,383
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests	202,465	212,239
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	41,188	41,435
Common stock, $0.0001 par value, 511,990,000 shares authorized, 342,900,671 and 342,905,419 issued and outstanding, respectively	34	34
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	11,392,636	11,232,881
Accumulated deficit	(6,218,936)	(5,926,974)
Accumulated other comprehensive loss	(140,987)	(164,873)
Common stock held in treasury, at cost, 16,661,258 and 15,959,628 shares, respectively	(2,121,201)	(2,043,979)
Total stockholders’ equity	2,952,734	3,138,524
Noncontrolling interests	457,674	473,128
Total equity	3,410,408	3,611,652
Total liabilities and equity	$32,964,602	$33,011,274

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
REVENUE:
Lease income	$1,298,737	$1,215,470	$3,801,880	$3,618,035
Management fees and other revenues	30,055	28,654	92,511	85,051
Other income	82,156	71,662	237,007	188,464
Total revenue	1,410,948	1,315,786	4,131,398	3,891,550
EXPENSES:
Property operating	136,541	120,858	366,553	336,929
Depreciation and amortization	315,259	301,754	941,851	910,190
Real estate taxes	115,456	109,932	338,452	333,611
Repairs and maintenance	22,660	21,639	67,837	63,993
Advertising and promotion	28,809	27,102	86,713	72,429
Home and regional office costs	47,679	43,711	154,505	143,424
General and administrative	9,070	7,784	28,235	24,977
Other	41,240	30,810	132,369	106,649
Total operating expenses	716,714	663,590	2,116,515	1,992,202
OPERATING INCOME BEFORE OTHER ITEMS	694,234	652,196	2,014,883	1,899,348
Interest expense	(212,210)	(187,878)	(629,725)	(560,353)
Gain on disposal, exchange, or revaluation of equity interests (Note 6)	158,192	—	194,629	—
Income and other tax expense	(43,218)	(8,256)	(40,252)	(31,168)
Income from unconsolidated entities	95,480	163,086	207,835	434,343
Unrealized (losses) gains in fair value of publicly traded equity instruments, net	(6,175)	(14,563)	20,049	(63,412)
(Loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(5,541)	17,262	(9,897)	879
CONSOLIDATED NET INCOME	680,762	621,847	1,757,522	1,679,637
Net income attributable to noncontrolling interests	85,789	81,975	222,710	214,722
Preferred dividends	834	834	2,503	2,503
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$594,139	$539,038	$1,532,309	$1,462,412
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.82	$1.65	$4.68	$4.46

Consolidated Net Income	$680,762	$621,847	$1,757,522	$1,679,637
Unrealized gain on derivative hedge agreements	41,314	35,470	62,305	80,327
Net gain reclassified from accumulated other comprehensive loss into earnings	(671)	(403)	(1,869)	(1,191)
Currency translation adjustments	(1,059)	(26,143)	(34,746)	(49,482)
Changes in available-for-sale securities and other	(361)	(546)	903	(1,619)
Comprehensive income	719,985	630,225	1,784,115	1,707,672
Comprehensive income attributable to noncontrolling interests	90,031	83,007	225,417	218,119
Comprehensive income attributable to common stockholders	$629,954	$547,218	$1,558,698	$1,489,553

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,757,522	$1,679,637
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	994,806	955,767
Loss (gain) upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	9,897	(879)
Gain on disposal, exchange, or revaluation of equity interests	(194,629)	—
Unrealized (gains) losses in fair value of equity instruments	(20,049)	63,412
Straight-line lease loss	8,648	21,451
Equity in income of unconsolidated entities	(207,835)	(434,343)
Distributions of income from unconsolidated entities	349,054	459,366
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	67,937	77,842
Deferred costs and other assets	(9,992)	(77,339)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	138,680	89,548
Net cash provided by operating activities	2,894,039	2,834,462
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(27,712)	(29,988)
Funding of loans to related parties	(15,250)	(132,857)
Repayments of loans to related parties	8,144	79,631
Capital expenditures, net	(614,994)	(465,387)
Cash impact from the consolidation of properties	—	20,988
Net proceeds from sale of assets	—	59,511
Investments in unconsolidated entities	(44,158)	(235,510)
Purchase of equity instruments	(18,992)	(63,653)
Proceeds from sales of equity instruments	2,566	26,086
Insurance proceeds for property restoration	7,427	—
Distributions of capital from unconsolidated entities and other	210,364	377,089
Net cash used in investing activities	(492,605)	(364,090)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(246)	(246)
Purchase of shares related to stock grant recipients' tax withholdings	(5,795)	(6,788)
Redemption of limited partner units	(10,876)	(1,758)
Purchase of treasury stock	(105,615)	(180,387)
Distributions to noncontrolling interest holders in properties	(30,002)	(14,544)
Contributions from noncontrolling interest holders in properties	8,064	29,681
Preferred distributions of the Operating Partnership	(1,436)	(1,436)
Distributions to stockholders and preferred dividends	(1,819,156)	(1,675,618)
Distributions to limited partners	(262,432)	(241,348)
Proceeds from issuance of debt, net of transaction costs	1,774,628	2,540,779
Repayments of debt	(1,801,165)	(2,851,123)
Net cash used in financing activities	(2,254,031)	(2,402,788)
INCREASE IN CASH AND CASH EQUIVALENTS	147,403	67,584
CASH AND CASH EQUIVALENTS, beginning of period	621,628	533,936
CASH AND CASH EQUIVALENTS, end of period	$769,031	$601,520

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
December 31, 2022	$41,435	$34	$(164,873)	$11,232,881	$(5,926,974)	$(2,043,979)	$473,128	$3,611,652
Series J preferred stock premium amortization	(83)							(83)
Stock incentive program (65,017 common shares)				(7,880)		7,880		—
Redemption of limited partner units (22,442 units)				(2,645)			(213)	(2,858)
Amortization of stock incentive				5,379				5,379
Long-term incentive performance units							3,382	3,382
Issuance of unit equivalents and other (22,338 common shares repurchased)					(5,020)	(2,624)	189	(7,455)
Unrealized gain on hedging activities			4,959				713	5,672
Currency translation adjustments			(671)				(80)	(751)
Changes in available-for-sale securities and other			169				25	194
Net gain reclassified from accumulated other comprehensive loss into earnings			(438)				(63)	(501)
Other comprehensive income (loss)			4,019				595	4,614
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				3,736			(3,736)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(590,434)		(85,163)	(675,597)
Distributions to other noncontrolling interest partners							(4,366)	(4,366)
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and $572 attributable to noncontrolling redeemable interests in properties					452,661		65,543	518,204
March 31, 2023	$41,352	$34	$(160,854)	$11,231,471	$(6,069,767)	$(2,038,723)	$449,359	$3,452,872
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (230,890 common shares, net)				(26,309)		26,309		—
Redemption of limited partner units (71,630 units)				(7,215)			(649)	(7,864)
Amortization of stock incentive				10,895				10,895
Long-term incentive performance units							2,617	2,617
Issuance of unit equivalents and other (28,320 common shares repurchased)				2	(770)	(3,171)	18	(3,921)
Unrealized gain on hedging activities			13,398				1,922	15,320
Currency translation adjustments			(28,837)				(4,099)	(32,936)
Changes in available-for-sale securities and other			935				135	1,070
Net gain reclassified from accumulated other comprehensive loss into earnings			(609)				(88)	(697)
Other comprehensive income (loss)			(15,113)				(2,130)	(17,243)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				2,581			(2,581)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(606,181)		(87,399)	(693,580)
Distributions to other noncontrolling interest partners							(772)	(772)
Net income, excluding $478 attributable to preferred interests in the Operating Partnership and a $622 loss attributable to noncontrolling redeemable interests in properties					487,178		70,471	557,649
June 30, 2023	$41,270	$34	$(175,967)	$11,211,425	$(6,189,540)	$(2,015,585)	$428,934	$3,300,571
Issuance of limited partner units (1,725,000 units)							197,426	197,426
Series J preferred stock premium amortization	(82)							(82)
Redemption of limited partner units (1,250 units)				(143)			(11)	(154)
Amortization of stock incentive				7,977				7,977
Treasury stock purchase (951,627 shares)						(105,616)		(105,616)
Long-term incentive performance units							3,446	3,446
Issuance of unit equivalents and other				5	(1,830)		1,082	(743)
Unrealized gain on hedging activities			35,653				5,660	41,313
Currency translation adjustments			215				(1,274)	(1,059)
Changes in available-for-sale securities and other			(310)				(51)	(361)
Net gain reclassified from accumulated other comprehensive loss into earnings			(578)				(93)	(671)
Other comprehensive income (loss)			34,980				4,242	39,222
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				173,372			(173,372)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(622,540)		(89,869)	(712,409)
Distributions to other noncontrolling interest partners							(533)	(533)
Net income, excluding $479 attributable to preferred interests in the Operating Partnership and a $1,019 loss attributable to noncontrolling redeemable interests in properties					594,974		86,329	681,303
September 30, 2023	$41,188	$34	$(140,987)	$11,392,636	$(6,218,936)	$(2,121,201)	$457,674	$3,410,408

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

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	September 30,	December 31,
	2023	2022
ASSETS:
Investment properties, at cost	$38,951,669	$38,326,912
Less — accumulated depreciation	17,410,320	16,563,749
	21,541,349	21,763,163
Cash and cash equivalents	769,031	621,628
Tenant receivables and accrued revenue, net	757,612	823,540
Investment in TRG, at equity	3,106,062	3,074,345
Investment in Klépierre, at equity	1,456,649	1,561,112
Investment in other unconsolidated entities, at equity	3,617,515	3,511,263
Right-of-use assets, net	489,989	496,930
Deferred costs and other assets	1,226,395	1,159,293
Total assets	$32,964,602	$33,011,274
LIABILITIES:
Mortgages and unsecured indebtedness	$24,916,760	$24,960,286
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,626,333	1,491,583
Cash distributions and losses in unconsolidated entities, at equity	1,758,175	1,699,828
Distribution payable	3,347	1,997
Lease liabilities	490,825	497,953
Other liabilities	556,289	535,736
Total liabilities	29,351,729	29,187,383
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests	202,465	212,239
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	41,188	41,435
General Partner, 326,247,413 and 326,953,791 units outstanding, respectively	2,911,546	3,097,089
Limited Partners, 48,932,636 and 47,302,958 units outstanding, respectively	436,693	448,076
Total partners’ equity	3,389,427	3,586,600
Nonredeemable noncontrolling interests in properties, net	20,981	25,052
Total equity	3,410,408	3,611,652
Total liabilities and equity	$32,964,602	$33,011,274

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
REVENUE:
Lease income	$1,298,737	$1,215,470	$3,801,880	$3,618,035
Management fees and other revenues	30,055	28,654	92,511	85,051
Other income	82,156	71,662	237,007	188,464
Total revenue	1,410,948	1,315,786	4,131,398	3,891,550
EXPENSES:
Property operating	136,541	120,858	366,553	336,929
Depreciation and amortization	315,259	301,754	941,851	910,190
Real estate taxes	115,456	109,932	338,452	333,611
Repairs and maintenance	22,660	21,639	67,837	63,993
Advertising and promotion	28,809	27,102	86,713	72,429
Home and regional office costs	47,679	43,711	154,505	143,424
General and administrative	9,070	7,784	28,235	24,977
Other	41,240	30,810	132,369	106,649
Total operating expenses	716,714	663,590	2,116,515	1,992,202
OPERATING INCOME BEFORE OTHER ITEMS	694,234	652,196	2,014,883	1,899,348
Interest expense	(212,210)	(187,878)	(629,725)	(560,353)
Gain on disposal, exchange, or revaluation of equity interests (Note 6)	158,192	—	194,629	—
Income and other tax expense	(43,218)	(8,256)	(40,252)	(31,168)
Income from unconsolidated entities	95,480	163,086	207,835	434,343
Unrealized (losses) gains in fair value of publicly traded equity instruments, net	(6,175)	(14,563)	20,049	(63,412)
(Loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(5,541)	17,262	(9,897)	879
CONSOLIDATED NET INCOME	680,762	621,847	1,757,522	1,679,637
Net (loss) income attributable to noncontrolling interests	(1,149)	3,616	(751)	2,498
Preferred unit requirements	1,313	1,313	3,939	3,939
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$680,598	$616,918	$1,754,334	$1,673,200
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$594,139	$539,038	$1,532,309	$1,462,412
Limited Partners	86,459	77,880	222,025	210,788
Net income attributable to unitholders	$680,598	$616,918	$1,754,334	$1,673,200
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$1.82	$1.65	$4.68	$4.46

Consolidated Net Income	$680,762	$621,847	$1,757,522	$1,679,637
Unrealized gain on derivative hedge agreements	41,314	35,470	62,305	80,327
Net gain reclassified from accumulated other comprehensive loss into earnings	(671)	(403)	(1,869)	(1,191)
Currency translation adjustments	(1,059)	(26,143)	(34,746)	(49,482)
Changes in available-for-sale securities and other	(361)	(546)	903	(1,619)
Comprehensive income	719,985	630,225	1,784,115	1,707,672
Comprehensive (loss) income attributable to noncontrolling interests	(129)	1,366	319	1,381
Comprehensive income attributable to unitholders	$720,114	$628,859	$1,783,796	$1,706,291

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,757,522	$1,679,637
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	994,806	955,767
Loss (gain) upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	9,897	(879)
Gain on disposal, exchange, or revaluation of equity interests	(194,629)	—
Unrealized (gains) losses in fair value of equity instruments	(20,049)	63,412
Straight-line lease loss	8,648	21,451
Equity in income of unconsolidated entities	(207,835)	(434,343)
Distributions of income from unconsolidated entities	349,054	459,366
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	67,937	77,842
Deferred costs and other assets	(9,992)	(77,339)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	138,680	89,548
Net cash provided by operating activities	2,894,039	2,834,462
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(27,712)	(29,988)
Funding of loans to related parties	(15,250)	(132,857)
Repayments of loans to related parties	8,144	79,631
Capital expenditures, net	(614,994)	(465,387)
Cash impact from the consolidation of properties	—	20,988
Net proceeds from sale of assets	—	59,511
Investments in unconsolidated entities	(44,158)	(235,510)
Purchase of equity instruments	(18,992)	(63,653)
Proceeds from sale of equity instruments	2,566	26,086
Insurance proceeds for property restoration	7,427	—
Distributions of capital from unconsolidated entities and other	210,364	377,089
Net cash used in investing activities	(492,605)	(364,090)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(246)	(246)
Purchase of units related to stock grant recipients' tax withholdings	(5,795)	(6,788)
Redemption of limited partner units	(10,876)	(1,758)
Purchase of general partner units	(105,615)	(180,387)
Distributions to noncontrolling interest holders in properties	(30,002)	(14,544)
Contributions from noncontrolling interest holders in properties	8,064	29,681
Partnership distributions	(2,083,024)	(1,918,402)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	1,774,628	2,540,779
Mortgage and unsecured indebtedness principal payments	(1,801,165)	(2,851,123)
Net cash used in financing activities	(2,254,031)	(2,402,788)
INCREASE IN CASH AND CASH EQUIVALENTS	147,403	67,584
CASH AND CASH EQUIVALENTS, beginning of period	621,628	533,936
CASH AND CASH EQUIVALENTS, end of period	$769,031	$601,520

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
December 31, 2022	$41,435	$3,097,089	$448,076	$25,052	$3,611,652
Series J preferred stock premium and amortization	(83)				(83)
Stock incentive program (65,017 common units)		—			—
Amortization of stock incentive		5,379			5,379
Redemption of limited partner units (22,442 units)		(2,645)	(213)		(2,858)
Long-term incentive performance units			3,382		3,382
Issuance of unit equivalents and other (22,338 common units)		(7,644)	1	188	(7,455)
Unrealized gain on hedging activities		4,959	713		5,672
Currency translation adjustments		(671)	(80)		(751)
Changes in available-for-sale securities and other		169	25		194
Net gain reclassified from accumulated other comprehensive loss into earnings		(438)	(63)		(501)
Other comprehensive income (loss)		4,019	595		4,614
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		3,736	(3,736)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(834)	(589,600)	(85,163)	(4,366)	(679,963)
Net income, excluding preferred distributions on temporary equity preferred units of $479 and $572 attributable to noncontrolling redeemable interests in properties	834	451,827	65,353	190	518,204
March 31, 2023	$41,352	$2,962,161	$428,295	$21,064	$3,452,872
Series J preferred stock premium and amortization	(82)				(82)
Stock incentive program (230,890 common units, net)		—			—
Amortization of stock incentive		10,895			10,895
Redemption of limited partner units (71,630 units)		(7,215)	(649)		(7,864)
Long-term incentive performance units			2,617		2,617
Issuance of unit equivalents and other (28,320 common units)		(3,938)	5	13	(3,920)
Unrealized gain on hedging activities		13,398	1,922		15,320
Currency translation adjustments		(28,837)	(4,099)		(32,936)
Changes in available-for-sale securities and other		935	135		1,070
Net gain reclassified from accumulated other comprehensive loss into earnings		(609)	(88)		(697)
Other comprehensive income (loss)		(15,113)	(2,130)		(17,243)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		2,581	(2,581)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(834)	(605,347)	(87,399)	(772)	(694,352)
Net income, excluding preferred distributions on temporary equity preferred units of $478 and a $622 loss attributable to noncontrolling redeemable interests in properties	834	486,343	70,213	258	557,648
June 30, 2023	$41,270	$2,830,367	$408,371	$20,563	$3,300,571
Issuance of limited partner units (1,725,000 units)		—	197,426		197,426
Series J preferred stock premium and amortization	(82)				(82)
Amortization of stock incentive		7,977			7,977
Redemption of limited partner units (1,250 units)		(143)	(11)		(154)
Treasury unit purchase (951,627 units)		(105,616)			(105,616)
Long-term incentive performance units			3,446		3,446
Issuance of unit equivalents and other		(1,825)	2	1,080	(743)
Unrealized gain on hedging activities		35,653	5,660		41,313
Currency translation adjustments		215	(1,274)		(1,059)
Changes in available-for-sale securities and other		(310)	(51)		(361)
Net gain reclassified from accumulated other comprehensive loss into earnings		(578)	(93)		(671)
Other comprehensive income (loss)		34,980	4,242		39,222
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		173,372	(173,372)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(835)	(621,705)	(89,869)	(533)	(712,942)
Net income, excluding preferred distributions on temporary equity preferred units of $479 and a $1,019 loss attributable to noncontrolling redeemable interests in properties	835	594,139	86,458	(129)	681,303
September 30, 2023	$41,188	$2,911,546	$436,693	$20,981	$3,410,408

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of September 30, 2023, we owned or held an interest in 195 income-producing properties in the United States, which consisted of 93 malls, 69 Premium Outlets, 14 Mills, six lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. We also own an 84% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. Internationally, as of September 30, 2023, we had ownership in 35 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of September 30, 2023, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 14 countries in Europe.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim periods ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year.

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

As of September 30, 2023, we consolidated 130 wholly-owned properties and 19 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We apply the equity method of accounting to the other 81 properties (the joint venture properties) and our investments in Klépierre and TRG, as well as our investments (collectively, our other platform investments) in retail operations (J.C. Penney and SPARC Group); an intellectual property and licensing venture (Authentic Brands Group, LLC, or ABG); an e-commerce venture (Rue Gilt Groupe, or RGG); and Jamestown (a global real estate investment and management company). We manage the day-to-day operations of 51 of the 81 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Thailand, Canada, Spain, and the United Kingdom comprise 24 of the remaining 30 properties. These international properties and TRG are managed by joint ventures in which we share control.

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s weighted average ownership interest in the Operating Partnership was 87.3% and 87.4% for the nine months ended September

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

30, 2023 and 2022, respectively.  As of September 30, 2023 and December 31, 2022, Simon’s ownership interest in the Operating Partnership was 87.0% and 87.4%, respectively. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of equity instruments, our deferred compensation plan investments, the debt securities of our captive insurance subsidiary, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At September 30, 2023 and December 31, 2022, we had equity instruments with readily determinable fair values of $94.2 million and $73.0 million, respectively. Changes in the fair value of these equity instruments are recorded in unrealized (losses) gains in fair value of publicly traded equity instruments, net in our consolidated statements of operations and comprehensive income. At September 30, 2023 and December 31, 2022, we had equity instruments without readily determinable fair values of $237.7 million and $236.2 million, respectively, for which we have elected the measurement alternative.  We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the three or nine months ended September 30, 2023 and 2022.

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

At September 30, 2023 and December 31, 2022, we held debt securities of $68.0 million and $52.3 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

The equity instruments with readily determinable fair values we held at September 30, 2023 and December 31, 2022 were primarily classified as having Level 1 fair value inputs. In addition, we had derivative instruments which were classified as having Level 2 inputs, which consist primarily of foreign currency forward contracts, interest rate swap and cap agreements with an asset balance of $64.5 million at September 30, 2023 and $15.8 million at December 31, 2022, and a liability balance of $2.9 million and $8.6 million at September 30, 2023 and December 31, 2022, respectively.

Note 7 includes a discussion of the fair value of debt measured using Level 2 inputs.  Level 3 inputs to our purchase accounting and impairment analyses include our estimations of net operating results of the property, capitalization rates and discount rates.

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows:

	As of	As of
	September 30,	December 31,
	2023	2022
Limited partners’ interests in the Operating Partnership	$436,693	$448,076
Nonredeemable noncontrolling interests in properties, net	20,981	25,052
Total noncontrolling interests reflected in equity	$457,674	$473,128

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

Accumulated Other Comprehensive Income (Loss)

Simon

The total accumulated other comprehensive income (loss) related to Simon’s currency translation adjustment was ($228.8) million and ($199.5) million as of September 30, 2023 and December 31, 2022, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
					Affected line item where
	2023	2022	2023	2022	net income is presented

Accumulated derivative gains, net	$671	$403	$1,869	$1,191	Interest expense
	(93)	(51)	(244)	(150)	Net income attributable to noncontrolling interests
	$578	$352	$1,625	$1,041

The Operating Partnership

The total accumulated other comprehensive income (loss) related to the Operating Partnership’s currency translation adjustment was ($263.1) million and ($228.3) million as of September 30, 2023 and December 31, 2022, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
					Affected line item where
	2023	2022	2023	2022	net income is presented

Accumulated derivative gains, net	$671	$403	$1,869	$1,191	Interest expense

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

As of September 30, 2023, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	4	$538.0 million
Interest Rate Swaps	3	€878.0 million
Interest Rate Caps	3	€126.2 million

As of December 31, 2022, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	1	€128.0 million
Interest Rate Caps	5	€319.0 million

The carrying value of our interest rate swap and cap agreements, at fair value, as of September 30, 2023 and December 31, 2022 was an asset balance of $57.1 million and $13.1 million, respectively, and is included in deferred costs and other assets.

We may enter into treasury lock agreements as part of an anticipated debt issuance. Upon completion of the debt issuance, the fair value of these instruments that had been recorded as part of accumulated other comprehensive income (loss) is amortized to interest expense over the life of the debt agreement.

The unamortized gain on our treasury locks and terminated hedges recorded in accumulated other comprehensive income (loss) was $20.8 million and $10.9 million as of September 30, 2023 and December 31, 2022, respectively. Within the next 12 months, we expect to reclassify to earnings approximately $2.5 million of gains related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss).

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

We had the following Euro:USD forward contracts designated as net investment hedges at September 30, 2023 and December 31, 2022 (in millions):

		Asset (Liability) Value as of
		September 30,	December 31,
Notional Value	Maturity Date	2023	2022
€50.0	January 13, 2023	—	(2.9)
€15.0	March 15, 2023	—	0.7
€15.0	March 15, 2023	—	0.7
€45.0	April 12, 2023	—	(0.2)
€44.0	September 15, 2023	—	(0.1)
€50.0	December 15, 2023	(1.4)	(2.8)
€50.0	January 17, 2024	1.7	—
€30.0	March 15, 2024	2.2	1.3
€51.0	March 15, 2024	(1.5)	(2.8)
€20.0	April 12, 2024	0.7	—
€25.0	July 17, 2024	1.7
€37.0	December 13, 2024	0.6	—
€37.0	December 13, 2024	0.6	—

Asset balances in the above table are included in deferred costs and other assets. Liability balances in the above table are included in other liabilities.

We have designated certain derivative and nonderivative instruments as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss). For the nine months ended September 30, 2023 and 2022, we recorded gains (loss) of $23.8 million and $304.6 million, respectively, in the cumulative translation adjustment section of the other comprehensive income (loss). Changes in the value of these instruments are offset by changes in the underlying hedged Euro-denominated joint venture investments.

The total accumulated other comprehensive income (loss) related to Simon’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $88.9 million and $36.5 million as of September 30, 2023 and December 31, 2022, respectively. The total accumulated other comprehensive income (loss) related to the Operating Partnership’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $102.2 million and $41.8 million as of September 30, 2023 and December 31, 2022, respectively.

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

4. Real Estate Acquisitions and Dispositions

Unless otherwise noted, gains and losses on property transactions are included in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the nine months ended September 30, 2023 and 2022.

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

Simon

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income attributable to Common Stockholders — Basic and Diluted	$594,139	$539,038	$1,532,309	$1,462,412
Weighted Average Shares Outstanding — Basic and Diluted	327,158,743	327,286,003	327,101,690	328,107,491

For the nine months ended September 30, 2023, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the nine months ended September 30, 2023 and 2022. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income attributable to Unitholders — Basic and Diluted	$680,598	$616,918	$1,754,334	$1,673,200
Weighted Average Units Outstanding — Basic and Diluted	374,816,882	374,589,771	374,497,313	375,400,082

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

For the nine months ended September 30, 2023, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the nine months ended September 30, 2023 and 2022. We accrue distributions when they are declared.

6. Investment in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in note 2, we held joint venture interests in 81 properties as of September 30, 2023.

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

We may provide financing to joint venture properties primarily in the form of interest bearing loans. As of September 30, 2023 and December 31, 2022, we had construction loans and other advances to these related parties totaling $103.3 million and $112.0 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

During the third quarter of 2023, we disposed of our interest in one unconsolidated property through foreclosure in satisfaction of the $114.8 million non-recourse mortgage loan.  We recognized no gain or loss in connection with this disposal.

During 2022, we recorded a non-cash gain of $19.9 million related to the disposition and foreclosure of two unconsolidated properties in satisfaction of the respective $99.6 million and $83.1 million non-recourse mortgage loans. This non-cash investing and financing activity is excluded from our consolidated statement of cash flows.

Taubman Realty Group

On September 7, 2023, we acquired an additional 4% ownership in TRG for approximately $199.6 million by issuing 1,725,000 units in the Operating Partnership, bringing our noncontrolling ownership interest in TRG to 84%. Substantially all our investment has been determined to relate to investment property. Our investment includes 6.38% Series A Cumulative Redeemable Preferred Units for $362.5 million issued to us.

The table below represents summary financial information of TRG.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total revenues	$170,475	$161,503	$503,300	$504,034
Operating income before other items	64,134	57,355	200,828	192,414
Consolidated net income	(79,515)	35,500	(8,840)	123,304
Our share of net income	(64,927)	28,236	(9,863)	97,665
Amortization of excess investment	28,883	(44,189)	(65,897)	(142,239)

Other Platform Investments

As of September 30, 2023, we own a 41.67% non-controlling interest in J.C. Penney, a department store retailer. We also own a 33.3% non-controlling interest in SPARC Group. During the first quarter of 2022, SPARC Group acquired certain assets and operations of Reebok and entered into a long-term strategic partnership agreement with ABG to become the core licensee and operating partner for Reebok in the United States.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

During the third quarter of 2023, SPARC Group issued equity to a third party resulting in the dilution of our ownership to approximately 33.3% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $145.8 million, which is included in gain on disposal, exchange, or revaluation of equity interests, net in the consolidated statements of operations and comprehensive income. This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $36.9 million, which is included in income and other tax expense in the consolidated statements of operations and comprehensive income.

During the third quarter of 2023, ABG completed a capital transaction resulting in the dilution of our ownership to approximately 11.7% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $12.4 million, which is included in gain on disposal, exchange, or revaluation of equity interests, net in the consolidated statements of operations and comprehensive income. This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $3.1 million, which is included in income and other tax expense in the consolidated statements of operations and comprehensive income.

During the second quarter of 2023, ABG completed a capital transaction resulting in a dilution of our ownership and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $36.4 million, which is included in gain on disposal, exchange, or revaluation of equity interests in the consolidated statement of operations and comprehensive income. This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $9.1 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income.

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

As of September 30, 2023, we own a 45% non-controlling interest in Rue Gilt Groupe.

On December 19, 2022, we completed the acquisition of a 50% non-controlling legal ownership interest in Jamestown, a global real estate investment and asset management company, as well as separate interests in certain real estate and working capital, for total cash consideration of $173.4 million. In connection with this transaction our excess investment was primarily assigned to intangible assets and goodwill.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The table below represents combined summary financial information, after intercompany eliminations, of our other platform investments.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total revenues	$3,265,353	$3,543,438	$9,414,604	$10,247,196
Operating income before other items	257,104	337,119	342,353	596,234
Consolidated net income	136,745	280,999	8,379	454,606
Our share of net income (loss)	11,615	63,127	(18,122)	151,814
Amortization of excess investment	(1,665)	(1,665)	(4,994)	(4,994)

European Investments

At September 30, 2023, we owned 63,924,148 shares, or approximately 22.4%, of Klépierre, which had a quoted market price of $24.56 per share. The table below represents summary financial information with respect to our investment in Klépierre. This information is based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total revenues	$321,558	$265,348	$995,534	$940,408
Operating income before other items	131,041	103,087	450,466	411,965
Consolidated net income	94,035	84,723	268,335	311,608
Our share of net income	25,422	27,128	53,276	60,917
Amortization of excess investment	(3,300)	(2,904)	(9,855)	(8,936)

During the nine months ended September 30, 2023, Klépierre disposed of its interest in certain shopping centers and we recorded a loss of $9.3 million. These transactions are included in (loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

During the three and nine months ended September 30, 2022, Klépierre disposed of its interest in certain shopping centers and we recorded a loss of $3.3 million. These transactions are included in (loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

We have an interest in a European investee that had interests in 12 Designer Outlet properties as of September 30, 2023 and 11 Designer Outlet properties as of December 31, 2022. Eight of these Designer Outlet properties are consolidated by us as of September 30, 2023. As of September 30, 2023, our legal percentage ownership interests in these properties ranged from 23% to 94%.

In addition, we have a 50.0% noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we also have a direct minority ownership in three of those outlets. At September 30, 2023 and December 31, 2022, the carrying value of these equity instruments without readily determinable fair values was $140.8 million and is included in deferred costs and other assets.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $210.1 million and $206.3 million as of September 30, 2023 and December 31, 2022, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $203.5 million and $199.5 million as of September 30, 2023 and December 31, 2022, respectively, including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

A summary of the combined balance sheets and statements of operations of our equity method investments and share of income from such investments, excluding our investments in Klépierre and TRG as well as our other platform investments, follows.

COMBINED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
Assets:
Investment properties, at cost	$19,085,972	$19,256,108
Less - accumulated depreciation	8,673,301	8,490,990
	10,412,671	10,765,118
Cash and cash equivalents	1,413,812	1,445,353
Tenant receivables and accrued revenue, net	470,337	546,025
Right-of-use assets, net	123,149	143,526
Deferred costs and other assets	544,390	482,375
Total assets	$12,964,359	$13,382,397
Liabilities and Partners’ Deficit:
Mortgages	$14,324,171	$14,569,921
Accounts payable, accrued expenses, intangibles, and deferred revenue	990,731	961,984
Lease liabilities	113,047	133,096
Other liabilities	380,490	446,064
Total liabilities	15,808,439	16,111,065
Preferred units	67,450	67,450
Partners’ deficit	(2,911,530)	(2,796,118)
Total liabilities and partners’ deficit	$12,964,359	$13,382,397
Our Share of:
Partners’ deficit	$(1,277,109)	$(1,232,086)
Add: Excess Investment	1,184,743	1,219,117
Our net (deficit) Investment in unconsolidated entities, at equity	$(92,366)	$(12,969)

Excess Investment represents the unamortized difference of our investment over our share of the equity in the underlying net assets of the joint ventures or other investments acquired and has been determined to relate to the fair value of the investment properties, intangible assets, including goodwill, and debt premiums and discounts. We amortize excess investment over the life of the related depreciable components of assets acquired, typically no greater than 40 years, the terms of the applicable leases, the estimated useful lives of the finite lived intangibles, and the applicable debt maturity, respectively. The amortization is included in the reported amount of income from unconsolidated entities.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

COMBINED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
REVENUE:
Lease income	$743,388	$710,084	$2,212,197	$2,142,068
Other income	129,021	72,355	357,261	258,446
Total revenue	872,409	782,439	2,569,458	2,400,514
OPERATING EXPENSES:
Property operating	165,406	153,002	475,364	445,214
Depreciation and amortization	159,560	169,453	483,361	504,926
Real estate taxes	63,607	59,008	192,550	187,697
Repairs and maintenance	19,034	17,632	55,452	58,322
Advertising and promotion	19,188	17,153	58,702	52,718
Other	63,696	48,866	180,213	146,595
Total operating expenses	490,491	465,114	1,445,642	1,395,472
Operating Income Before Other Items	381,918	317,325	1,123,816	1,005,042
Interest expense	(172,523)	(147,539)	(508,230)	(438,559)
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	19,395	4,522	20,529	4,522
Net Income	$228,790	$174,308	$636,115	$571,005
Third-Party Investors’ Share of Net Income	$124,272	$83,222	$329,338	$280,919
Our Share of Net Income	104,518	91,086	306,777	290,086
Amortization of Excess Investment	(14,933)	(14,928)	(44,781)	(45,153)
Our Share of Gain on Sale or Disposal of, or Recovery on, Assets and Interests in Unconsolidated Entities, net	—	(2,532)	(454)	(2,532)
Income from Unconsolidated Entities	$89,585	$73,626	$261,542	$242,401

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

7. Debt

Unsecured Debt

At September 30, 2023, our unsecured debt consisted of $18.8 billion of senior unsecured notes of the Operating Partnership and $305.0 million outstanding under the Operating Partnership’s $5.0 billion unsecured revolving credit facility, or Credit Facility and $793.1 million (U.S. dollar equivalent) of Euro-denominated borrowings outstanding under the Operating

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, or together with the Credit Facility, the Credit Facilities.

At September 30, 2023, we had an aggregate available borrowing capacity of $7.3 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities, during the nine months ended September 30, 2023 was $1.1 billion and the weighted average outstanding balance was $1.0 billion. Letters of credit of $58.6 million were outstanding under the Credit Facilities as of September 30, 2023.

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

The Operating Partnership also has available a global unsecured commercial paper note program, or Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On September 30, 2023, we had no outstanding balance under the Commercial Paper program. Borrowings reduce amounts otherwise available under the Credit Facilities.

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

Mortgage Debt

Total mortgage indebtedness was $5.1 billion and $5.5 billion at September 30, 2023 and December 31, 2022, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Credit Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Credit Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of September 30, 2023, we were in compliance with all covenants of our unsecured debt.

At September 30, 2023, our consolidated subsidiaries were the borrowers under 35 non-recourse mortgage notes secured by mortgages on 38 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At September 30, 2023, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Fair Value of Debt

The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed rate mortgages and unsecured indebtedness including commercial paper was $24.3 billion and $22.6 billion as of September 30, 2023 and December 31, 2022. The fair values of these financial instruments and the related discount rate assumptions as of September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30,	December 31,
	2023	2022
Fair value of consolidated fixed rate mortgages and unsecured indebtedness (in millions)	$21,339	$20,020
Weighted average discount rates assumed in calculation of fair value for fixed rate mortgages	6.77%	6.10%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	6.74%	5.87%

8. Equity

During the nine months ended September 30, 2023, the Operating Partnership redeemed 95,322 units from seven limited partners for $10.9 million. These transactions increased Simon’s ownership interest in the Operating Partnership.

On September 7, 2023, the Operating Partnership issued 1,725,000 units in connection with the acquisition of an additional 4% interest in TRG as discussed in Note 6.

On May 9, 2022, Simon's Board of Directors authorized a common stock repurchase plan.  Under the plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period commencing on May 16, 2022 and ending on May 16, 2024 in the open market or in privately negotiated transactions as market conditions warrant.  During the nine months ended September 30, 2023, Simon acquired 1,267,995 shares at an average price of $110.32 per share, of which 951,627 shares were settled on or before September 30, 2023 at an average price of $110.98 per share.  During the year ended December 31, 2022, Simon purchased 1,830,022 shares at an average price of $98.57 per share.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

We paid a common stock dividend of $1.90 per share for the third quarter of 2023, and $5.55 per share for the nine months ended September 30, 2023.  We paid common stock dividends of $5.10 per share for the nine months ended September 30, 2022.  The Operating Partnership paid distributions per unit for the same amounts.  On November 2, 2023, Simon’s Board of Directors declared a quarterly cash dividend for the fourth quarter of 2023 of $1.90 per share, payable on December 29, 2023 to shareholders of record on December 8, 2023.  The distribution rate on units is equal to the dividend rate on common stock.

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

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units in the Operating Partnership contain provisions which could require the Operating Partnership to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties which are redeemable

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

at the option of the holder or in circumstances that may be outside Simon’s control are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit in the consolidated statements of equity in issuance of unit equivalents and other.  There were no noncontrolling interests redeemable at amounts in excess of fair value as of September 30, 2023 and December 31, 2022.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as follows:

	As of	As of
	September 30,	December 31,
	2023	2022
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests	176,928	186,702
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$202,465	$212,239

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

	As of	As of
	September 30,	December 31,
	2023	2022
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 255,373 issued and outstanding	$25,537	$25,537
Other noncontrolling redeemable interests	176,928	186,702
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$202,465	$212,239

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

2023 LTI Program.  In the first quarter of 2023, the Compensation and Human Capital Committee established and granted awards under a 2023 Long-Term Incentive Program, or 2023 LTI Program.  Awards under the 2023 LTI Program, took the form of LTIP units and restricted stock units.  Awards of LTIP units under this program will be considered earned if the respective performance conditions (based on FFO and Objective Criteria Goals), subject to adjustment based upon a TSR modifier, with respect to the FFO performance condition, as defined in the applicable award agreements, are achieved during the applicable three-year measurement period.  Any units determined to be earned LTIP units under the 2023 LTI Program will vest on January 1,

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

2027.  The 2023 LTI Program provides that the amount earned related to the performance-based portion of the awards is dependent on the Compensation and Human Capital Committee’s determination that Simon’s FFO performance and achievement of certain objective criteria goals and has a maximum potential fair value at grant date of $42.5 million.  As part of the 2023 LTI Program, on March 1, 2023, the Compensation and Human Capital Committee also established a grant of 64,852 time-based restricted stock units under the 2019 Plan at a grant date fair market value of $121.25 per share.  These awards will vest on March 1, 2026.  The $7.9 million grant date fair value of these awards is being recognized as expense over the three-year vesting period.

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

We recorded compensation expense, net of capitalization, related to the aforementioned LTIP and LTI programs of approximately $18.8 million and $16.2 million for the nine months ended September 30, 2023 and 2022, respectively.

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

We recorded compensation expense, net of capitalization, related to restricted stock of approximately $11.7 million and $7.2 million for the nine months ended September 30, 2023 and 2022, respectively.

9. Lease Income

Fixed lease income under our operating leases includes fixed minimum lease consideration and fixed CAM reimbursements recorded on a straight-line basis. Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, utilities, marketing, and certain other items as discussed below.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Fixed lease income	$1,041,999	$952,615	$3,078,043	$2,874,484
Variable lease income	256,738	262,855	723,837	743,551
Total lease income	$1,298,737	$1,215,470	$3,801,880	$3,618,035

Tenant receivables and accrued revenue in the accompanying consolidated balance sheets includes straight-line receivables of $537.4 million and $546.5 million on September 30, 2023, and December 31, 2022, respectively.

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

Lease Commitments

As of September 30, 2023, we are subject to ground leases that cover all or a portion of 23 of our consolidated properties with termination dates extending through 2090, including periods for which exercising an extension option is reasonably assured.  These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total sales of the property.  In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2023 to 2028.  These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate taxes, and utility expenses.  Some of our ground and office leases include escalation clauses.  All of our lease arrangements are classified as operating leases.  We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating Lease Cost
Fixed lease cost	$8,649	$8,128	$24,917	$24,354
Variable lease cost	3,537	4,396	12,718	13,253
Total operating lease cost	$12,186	$12,524	$37,635	$37,607

	For the Nine Months Ended
	September 30,
	2023	2022
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$37,581	$37,534

Weighted-average remaining lease term - operating leases	32.2 years	32.9 years
Weighted-average discount rate - operating leases	4.91%	4.87%

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

Minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2023	$32,049
2024	33,649
2025	35,060
2026	35,074
2027	35,103
Thereafter	986,429
$1,157,364
Impact of discounting	(666,539)
Operating lease liabilities	$490,825

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of September 30, 2023 and December 31, 2022, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $137.7 million and $128.0 million, respectively.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of September 30, 2023, we owned or held an interest in 195 income-producing properties in the United States, which consisted of 93 malls, 69 Premium Outlets, 14 Mills, six lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. We also own an 84% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at properties in North America, Europe and Asia. Internationally, as of September 30, 2023, we had ownership in 35 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of September 30, 2023, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 14 countries in Europe.  We also own investments in retail operations (J.C. Penney and SPARC Group); intellectual property and licensing venture (Authentic Brands Group, LLC, or ABG); and an e-commerce venture (Rue Gilt Groupe, or RGG), and Jamestown (a global real estate investment and management company), collectively, our other platform investments.

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

Results Overview

Diluted earnings per share and diluted earnings per unit increased $0.22 during the first nine months of 2023 to $4.68 from $4.46 for the same period last year. The increase in diluted earnings per share and diluted earnings per unit was primarily attributable to:

●	improved operating performance and solid core business fundamentals in 2023, as discussed below,
●	a non-cash pre-tax gain in 2023 on disposal, exchange, or revaluation of equity interests of $194.6 million, or $0.52 per diluted share/unit,
●	increased lease income in 2023 of $183.8 million, or $0.49 per diluted share/unit,
●	an unrealized favorable change in fair value of publicly traded equity instruments of $83.5 million, or $0.22 per diluted share/unit,
●	increased other income of $48.5 million, or $0.13 per diluted share/unit, the majority of which is due to increased interest income of $29.3 million, or $0.08 per diluted share/unit, and distributions and other income, net, of $48.9 million, or $0.13 per diluted share/unit, partially offset by a decrease in lease settlement income of $19.3 million, or $0.05 per diluted share/unit, and land sales of $10.4 million, or $0.03 per diluted share/unit, partially offset by,
●	decreased income from unconsolidated entities of $226.5 million, or $0.60 per diluted share/unit, the majority of which is due to unfavorable year-over-year operations from other platform investments, partially offset by improved operations and core fundamentals in our other unconsolidated entities,
●	increased interest expense of $69.4 million, or $0.19 per diluted share/unit, primarily due to increases to rates on variable rate mortgages and new USD bond issuances,
●	increased depreciation and amortization in 2023 of $31.7 million, or $0.08 per diluted share/unit,
●	increased property operating expenses in 2023 of $29.6 million, or $0.08 per diluted share/unit, and
●	increased other expenses in 2023 of $25.7 million, or $0.07 per diluted share/unit.

Portfolio NOI increased 4.0% for the nine month period in 2023 over the prior year period primarily as a result of improved operations in our domestic and international portfolios compared to the prior year. Average base minimum rent for U.S. Malls and Premium Outlets increased 2.9% to $56.41 psf as of September 30, 2023, from $54.80 psf as of September 30, 2022.  Ending occupancy for our U.S. Malls and Premium Outlets increased 0.7% to 95.2% as of September 30, 2023, from 94.5% as of September 30, 2022.

Our effective overall borrowing rate at September 30, 2023 on our consolidated indebtedness increased 28 basis points to 3.40% as compared to 3.12% at September 30, 2022. This is primarily due to an increase in the effective overall borrowing rate on variable rate debt of 249 basis points (6.06% at September 30, 2023 compared to 3.57% at September 30, 2022) due to increasing benchmark rates, partially offset by a decrease in the amount of our variable rate debt. The weighted average years to maturity of our consolidated indebtedness was 7.9 years and 7.5 years at September 30, 2023 and December 31, 2022, respectively.

Our financing activity for the nine months ended September 30, 2023 included:

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

The following table sets forth these key operating statistics for the combined U.S. Malls and Premium Outlets:

●	properties that are consolidated in our consolidated financial statements,
●	properties we account for under the equity method of accounting as joint ventures, and
●	the foregoing two categories of properties on a total portfolio basis.

	September 30,	September 30,	%/Basis Points
	2023	2022	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	95.2%	94.5%	70 bps
Unconsolidated	95.2%	94.5%	70 bps
Total Portfolio	95.2%	94.5%	70 bps
Average Base Minimum Rent per Square Foot
Consolidated	$55.17	$53.58	3.0%
Unconsolidated	$59.86	$58.12	3.0%
Total Portfolio	$56.41	$54.80	2.9%
U.S. TRG:
Ending Occupancy	93.4%	94.5%	-110 bps
Average Base Minimum Rent per Square Foot	$61.83	$61.11	1.2%
The Mills:
Ending Occupancy	97.4%	97.8%	-40 bps
Average Base Minimum Rent per Square Foot	$35.94	$34.69	3.6%
(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the nine months ended September 30, 2023, we signed 922 new leases and 1440 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 8.5 million square feet, of which 6.5 million square feet related to consolidated properties. During the comparable period in 2022, we signed 983 new leases and 1116 renewal leases with a fixed minimum rent, comprising approximately 6.9 million square feet, of which 5.2 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $68.22 per square foot in 2023 and $54.53 per square foot in 2022 with an average tenant allowance on new leases of $67.77 per square foot and $52.11 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	September 30,	September 30,	%/Basis Points
	2023	2022	Change
Ending Occupancy	99.9%	99.3%	+60 bps
Average Base Minimum Rent per Square Foot	¥5,502	¥5,563	-1.10%

Results of Operations

The following acquisitions and dispositions of consolidated properties affected our consolidated results in the comparative periods:

●	On April 27, 2023, we opened Paris-Giverny Designer Outlet, a 228,000 square foot center in Vernon, France. We own a 74% interest in this center.
●	On June 17, 2022, we acquired an additional interest in Gloucester Premium Outlets from a joint venture, resulting in the consolidation of this property.
●	During the second quarter of 2022, we disposed of one retail property.

The following acquisitions, dispositions and openings of equity method investments and properties affected our income from unconsolidated entities in the comparative periods:

●	During the third quarter of 2023, we disposed of our interest in one unconsolidated retail property through foreclosure in satisfaction of its $114.8 million non-recourse loan. We recognized no gain or loss in connection with this disposal.
●	On September 7, 2023, we acquired an additional 4% ownership in TRG for approximately $199.6 million by issuing 1,725,000 units in the Operating Partnership, bringing our noncontrolling ownership interest in TRG to 84%.
●	During the third quarter of 2023, SPARC Group issued equity to a third party resulting in the dilution of our ownership to 33.3% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $145.8 million.
●	During the third quarter of 2023, ABG completed a capital transaction resulting in the dilution of our ownership to approximately 11.7% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $12.4 million.
●	During the fourth quarter of 2022, we disposed of one retail property.
●	During the fourth quarter of 2022, we contributed to ABG all of our interest in the licensing venture of Eddie Bauer in exchange for additional interest in ABG. Our non-controlling interest in ABG was approximately 12.3% after this transaction.

●	On December 19, 2022, we completed the acquisition of a 50% non-controlling legal ownership interest in Jamestown, a global real estate investment and asset management firm, as well as separate interests in certain real estate and working capital, for cash consideration of $173.4 million.
●	On November 3, 2022, we opened Fukaya-Hanazono Premium Outlet, a 296,300 square foot center in Fukaya City, Japan. We own a 40% interest in this center.
●	During the third quarter of 2022, we disposed of one retail property.

For the purposes of the following comparison between the three and nine months ended September 30, 2023 and 2022, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned or held interests in and operated in both of the periods under comparison.

Three months ended September 30, 2023 vs. Three months ended September 30, 2022

Lease income increased $83.3 million, due to an increase in fixed lease income of $89.4 million primarily due to an increase in fixed minimum lease consideration and higher occupancy, partially offset by a decrease in variable lease income based on tenant sales of $6.1 million.

Total other income increased $10.5 million, primarily due to a $7.0 million increase in interest income, a $9.7 million increase in Simon Brand Ventures, fee income and mixed use and franchise operations income and a $1.4 million increase in dividend and distribution income, partially offset by a $7.6 million decrease in land sale activity.

Other expense increased $10.4 million primarily due to increased mixed use and franchise operations expenses.

Interest expense increased $24.3 million primarily related to new USD bond issuances during 2023 of $18.4 million, activity with regards to the Credit Facilities of $8.0 million and $1.3 million from increased variable rates, partially offset by a USD bond payoff during 2023 of $7.3 million and a Euro bond payoff during 2022 of $2.6 million.

During the third quarter of 2023, SPARC Group issued equity to a third-party resulting in the dilution of our ownership to 33.3% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $145.8 million. During the third quarter of 2023, ABG completed a capital transaction resulting in a dilution of our ownership to approximately 11.7% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $12.4 million.

Income and other tax expense increased $35.0 million primarily due to deferred taxes of $40.0 million related to the SPARC Group and ABG non-cash dilution gains noted above.

Income from unconsolidated entities decreased $67.6 million primarily due to lower results of operations year over year from our other platform investments, partially offset by improved performance by our international joint venture properties.

During 2023, we recognized an impairment on a joint venture property, our share of which was $8.6 million, partially offset by a $3.1 million gain on excess insurance proceeds.  During 2022, we recorded a $17.3 million gain primarily related to the disposition of one unconsolidated property, partially offset by a loss on the disposal of certain assets by Klépierre.

Simon’s net income attributable to noncontrolling interests increased $3.8 million due to an increase in the net income of the Operating Partnership.

Nine months ended September 30, 2023 vs. Nine months ended September 30, 2022

Lease income increased $183.8 million, due to an increase in fixed lease income of $203.6 million primarily due to an increase in fixed minimum lease consideration and higher occupancy, partially offset by a decrease in variable lease income based on tenant sales of $19.8 million.

Total other income increased $48.5 million, primarily due to a $29.3 million increase in interest income, a $39.6 million increase in Simon Brand Ventures, fee income and mixed use and franchise operations income and a $9.3 million increase in dividend and distribution income, partially offset by a $19.3 million decrease in lease settlement income and a $10.4 million decrease in land sale activity.

Home and regional office costs increased $11.1 million due to increased personnel and compensation costs.

Other expense increased $25.7 million primarily due to increased mixed use and franchise operations expenses, partially offset by the 2022 write-off of development costs related to an international development project in Germany we no longer intended to pursue.

Interest expense increased $69.4 million primarily related to new USD bond issuances during 2023 of $41.9 million, activity with regards to the Credit Facilities of $22.7 million and $10.9 million from increased variable rates, partially offset by a USD bond payoff during 2023 of $8.7 million and a Euro bond payoff during 2022 of $8.7 million.

During the third quarter of 2023, SPARC Group issued equity to a third party resulting in the dilution of our ownership to 33.3% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $145.8 million. During 2023, ABG completed capital transactions resulting in a dilution of our ownership to approximately 11.7% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposals of $48.8 million.

Income and other tax expense increased $9.1 million primarily due to deferred taxes of $49.1 million related to the SPARC Group and ABG non-cash dilution gains noted above, partially offset by lower tax expense in the first nine months of 2023 on our share of operating results from our other platform investments.

Income from unconsolidated entities decreased $226.5 million primarily due to lower results of operations year over year from our other platform investments, partially offset by improved performance by our international joint venture properties.

During 2023, we recorded a $9.3 million loss on the disposition of certain assets by Klépierre and an impairment on a joint venture property, our share of which was $8.6 million, partially offset by an $8.1 million gain on excess insurance proceeds.  During 2022, we recorded a $19.9 million gain on the disposition of one unconsolidated property and a $1.5 million gain related to excess insurance proceeds, partially offset by a $17.9 million loss primarily related to the disposition of one consolidated property and a $3.3 million loss on the disposition of certain assets by Klépierre.

Simon’s net income attributable to noncontrolling interests increased $8.0 million due to an increase in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised 2.2% of our total consolidated debt at September 30, 2023. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $3.1 billion in the aggregate during the nine months ended September 30, 2023. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents increased $147.4 million during the first nine months of 2023 to $769.0 million as of September 30, 2023 as a result of the operating and financing activity, as further discussed in “Cash Flows” below.

On September 30, 2023, we had an aggregate available borrowing capacity of approximately $7.3 billion under the Credit Facilities, net of outstanding borrowings of $1.1 billion and letters of credit of $58.6 million. For the nine months ended September 30, 2023, the maximum aggregate outstanding balance under the Credit Facilities was $1.1 billion and the weighted average outstanding balance was $1.0 billion. The weighted average interest rate was 4.19% for the nine months ended September 30, 2023.

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

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the nine months ended September 30, 2023 totaled $3.1 billion. In addition, we had net repayments of debt from our debt financing and repayment activities of $26.5 million in the first nine months of 2023. These activities are further discussed below under “Financing and Debt.” During the first nine months of 2023, we also:

●	paid stockholder dividends and unitholder distributions totaling approximately $2.1 billion and preferred unit distributions totaling $3.9 million,

●	funded consolidated capital expenditures of $615.0 million (including development and other costs of $132.0 million, redevelopment and expansion costs of $281.2 million, and tenant costs and other operational capital expenditures of $201.8 million),
●	funded investments in unconsolidated entities of $44.2 million, and
●	funded the repurchase of $105.6 million of Simon’s common stock.

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

Financing and Debt

Unsecured Debt

At September 30, 2023, our unsecured debt consisted of $18.8 billion of senior unsecured notes of the Operating Partnership and $305.0 million outstanding under the Credit Facility and $793.1 million (U.S. dollar equivalent) of Euro-denominated borrowings outstanding under the Supplemental Facility.

At September 30, 2023, we had an aggregate available borrowing capacity of $7.3 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities, during the nine months ended September 30, 2023 was $1.1 billion and the weighted average outstanding balance was $1.0 billion. Letters of credit of $58.6 million were outstanding under the Credit Facilities as of September 30, 2023.

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

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On September 30, 2023, we had no outstanding balance under the Commercial Paper program. Borrowings reduce amounts otherwise available under the Credit Facilities.

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

Mortgage Debt

Total mortgage indebtedness was $5.1 billion and $5.5 billion at September 30, 2023 and December 31, 2022, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Credit Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Credit Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of September 30, 2023, we were in compliance with all covenants of our unsecured debt.

At September 30, 2023, our consolidated subsidiaries were the borrowers under 35 non-recourse mortgage notes secured by mortgages on 38 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At September 30, 2023, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of September 30, 2023 and December 31, 2022, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	September 30, 2023	Interest Rate(1)	December 31, 2022	Interest Rate(1)
Fixed Rate	$24,345,348	3.34%	$22,673,703	3.15%
Variable Rate	571,412	6.06%	2,286,583	3.93%
	$24,916,760	3.40%	$24,960,286	3.22%
(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the combined 2022 Annual Report on Form 10-K of Simon and the Operating Partnership.

In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of September 30, 2023, for the remainder of 2023 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2023	2024-2025	2026-2027	After 2027	Total
Long Term Debt (1)	$117,494	$5,716,734	$6,867,305	$12,319,398	$25,020,931
Interest Payments (2)	218,902	1,582,185	1,103,761	4,798,275	7,703,123
(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	Variable rate interest payments are estimated based on the applicable LIBOR or SOFR rate at September 30, 2023.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in note 6 of the condensed notes to our consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of September 30, 2023, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $137.7 million.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

Acquisitions. On September 7, 2023, we acquired an additional 4% ownership in TRG for approximately $199.6 million by issuing 1,725,000 units in the Operating Partnership, bringing our noncontrolling ownership interest in TRG to 84%.

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

During 2023, we disposed of our interest in one unconsolidated retail property through foreclosure in satisfaction of the $114.8 million non-recourse mortgage loan.  We recognized no gain or loss in connection with this disposal.

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

Joint Venture Formation and Other Investment Activity

During the third quarter of 2023, SPARC Group issued equity to a third party resulting in the dilution of our ownership to 33.3% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $145.8 million, which is included in gain on disposal, exchange, or revaluation of equity interests, net in the consolidated statements of operations and comprehensive income. This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $36.9 million, which is included in income and other tax expense in the consolidated statements of operations and comprehensive income.

On December 19, 2022, we completed the acquisition of a 50% noncontrolling legal ownership interest in Jamestown, a global real estate investment and asset management company, as well as separate interests in certain real estate and working capital, for total cash consideration of $173.4 million.

During the third quarter of 2023, ABG completed a capital transaction resulting in the dilution of our ownership to approximately 11.7% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $12.4 million, which is included in gain on disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income. This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $3.1 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income.

During the second quarter of 2023, ABG completed a capital transaction resulting in a dilution of our ownership and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $36.4 million, which is included in gain on disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income. This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $9.1 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income.

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

Construction continues on certain redevelopment and new development projects in the U.S. and internationally that are nearing completion.  Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $1.3 billion.  Simon’s share of remaining net cash funding required to complete the new development and redevelopment projects currently under construction is approximately $384 million.  We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 7-10% for all of our new development, expansion and redevelopment projects.

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material. We expect our share of estimated committed capital for international development projects to be completed with projected delivery in 2023 or 2024 is $151 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these new development and expansion projects as well as our share of the estimated total cost as of September 30, 2023 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected/Actual
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
New Development Projects:
Paris-Giverny Designer Outlet	Vernon, France	228,000	74%	EUR	136.8	$144.7	Opened Apr. - 2023
Jakarta Premium Outlets	Jakarta, Indonesia	300,000	50%	IDR	931,782	$60.1	Feb. - 2025
Expansion:
Busan Premium Outlet Phase 2	Busan, South Korea	194,000	50%	KRW	72,933	$53.9	Oct. - 2024
(1)	USD equivalent based upon September 30, 2023 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $1.90 per share for the third quarter of 2023 and $5.55 per share for the nine months ended September 30, 2023.  Simon paid a common stock dividend of $5.10 per share for the nine months ended September 30, 2022.  The Operating Partnership paid distributions per unit for the same amounts.  On November 2, 2023, Simon’s Board of Directors declared a quarterly cash dividend for the fourth quarter of 2023 of $1.90 per share, payable on December 29, 2023 to shareholders of record on December 8, 2023.  The distribution rate on units is equal to the dividend rate on common stock.  In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On May 9, 2022, Simon's Board of Directors authorized a common stock repurchase plan.  Under the plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period commencing on May 16, 2022 and ending on May 16, 2024 in the open market or in privately negotiated transactions as market conditions warrant.  During the nine months ended September 30, 2023, Simon acquired 1,267,995 shares at an average price of $110.32 per share, of which 951,627 shares were settled on or before September 30, 2023 at an average price of $110.98 per share.  During the year ended December 31, 2022, Simon purchased 1,830,022 shares at an average price of $98.57 per share.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-q may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in any forward-looking statements are based on reasonable assumptions, the Company can give no assurance that its expectations will be attained, and it is possible that the Company's actual results may differ materially from those indicated by these forward–looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: changes in economic and market conditions that may adversely affect the general retail environment, including but not limited to those caused by inflation, recessionary pressures, wars, escalating geopolitical tensions as a result of the war in Ukraine and the conflicts in the Middle East, and supply chain disruptions; the inability to renew leases and relet vacant space at existing properties on favorable terms; the potential loss of anchor stores or major tenants; the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise; an increase in vacant space at our properties; the potential for violence, civil unrest, criminal activity or terrorist activities at our properties; natural disasters; the availability of comprehensive insurance coverage; the intensely competitive market environment in the retail industry, including e-commerce; security breaches that could compromise our information technology or infrastructure; the increased focus on ESG metrics and reporting; environmental liabilities; our international activities subjecting us to risks that are different from or greater than those associated with our domestic operations, including changes in foreign exchange rates; our continued ability to maintain our status as a REIT; changes in tax laws or regulations that result in adverse tax consequences; risks associated with the acquisition, development, redevelopment, expansion, leasing and management of properties; the inability to lease newly developed properties on favorable terms; the loss of key management personnel; uncertainties regarding the impact of pandemics, epidemics or public health crises, and the associated governmental restrictions on our business, financial condition, results of operations, cash flow and liquidity; changes in market rates of interest; the impact of our substantial indebtedness on our future operations, including covenants in the governing agreements that impose restrictions on us that may affect our ability to operate freely; any disruption in the financial markets that may adversely affect our ability to access capital for growth and satisfy our ongoing debt service requirements; any change in our credit rating; risks relating to our joint venture properties, including guarantees of certain joint venture indebtedness; and general risks related to real estate investments, including the illiquidity of real estate investments. The Company discusses these and other risks and uncertainties under the heading "Risk Factors" in its annual and quarterly periodic reports filed with the SEC.  The Company may update that discussion in subsequent other periodic reports, but except as required by law, the Company undertakes no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

You should understand that our computations of these non-GAAP measures might not be comparable to similar measures reported by other REITs and that these non-GAAP measures:

●	do not represent cash flow from operations as defined by GAAP,
●	should not be considered as an alternative to net income determined in accordance with GAAP as a measure of operating performance, and
●	are not an alternative to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Consolidated Net Income	$680,762	$621,847	$1,757,522	$1,679,637
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	313,053	299,202	933,669	903,137
Our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments	207,607	204,428	622,258	645,130
Loss (gain) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	5,541	(17,262)	9,897	(879)
Net loss (income) attributable to noncontrolling interest holders in properties	1,149	(3,616)	751	(2,498)
Noncontrolling interests portion of depreciation and amortization, gain on consolidation of properties, and loss (gain) on disposal of properties	(6,045)	(4,396)	(16,255)	(13,640)
Preferred distributions and dividends	(1,313)	(1,313)	(3,939)	(3,939)
FFO of the Operating Partnership	$1,200,754	$1,098,890	$3,303,903	$3,206,948
FFO allocable to limited partners	152,599	138,760	418,135	404,008
Dilutive FFO allocable to common stockholders	$1,048,155	$960,130	$2,885,768	$2,802,940
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.82	$1.65	$4.68	$4.46
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments, net of noncontrolling interests portion of depreciation and amortization	1.37	1.33	4.11	4.08
Loss (gain) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	0.01	(0.05)	0.03	—
Diluted FFO per share	$3.20	$2.93	$8.82	$8.54
Basic and Diluted weighted average shares outstanding	327,159	327,286	327,101	328,107
Weighted average limited partnership units outstanding	47,658	47,304	47,396	47,293
Basic and Diluted weighted average shares and units outstanding	374,817	374,590	374,497	375,400

The following schedule reconciles consolidated net income to our beneficial interest of combined NOI and the components thereof.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$680,762	$621,847	$1,757,522	$1,679,637
Income and other tax expense	43,218	8,256	40,252	31,168
Gain on disposal, exchange, or revaluation of equity interests, net	(158,192)	—	(194,629)	—
Interest expense	212,210	187,878	629,725	560,353
Income from unconsolidated entities	(95,480)	(163,086)	(207,835)	(434,343)
Unrealized losses (gains) in fair value of publicly traded equity instruments, net	6,175	14,563	(20,049)	63,412
Loss (gain) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	5,541	(17,262)	9,897	(879)
Operating Income Before Other Items	694,234	652,196	2,014,883	1,899,348
Depreciation and amortization	315,259	301,754	941,851	910,190
Home and regional office costs	47,679	43,711	154,505	143,424
General and administrative	9,070	7,784	28,235	24,977
Other expenses (1)	--	1,018	--	13,413
NOI of consolidated entities	$1,066,242	$1,006,463	$3,139,474	$2,991,352
Less: Noncontrolling interest partners share of NOI	(7,918)	(9,484)	(22,562)	(21,062)
Beneficial NOI of consolidated entities	$1,058,324	$996,979	$3,116,912	$2,970,290
Reconciliation of NOI of unconsolidated entities:
Net Income	$228,790	$174,308	$636,115	$571,005
Interest expense	172,523	147,539	508,230	438,559
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	(19,395)	(4,522)	(20,529)	(4,522)
Operating Income Before Other Items	381,918	317,325	1,123,816	1,005,042
Depreciation and amortization	159,560	169,453	483,361	504,926
NOI of unconsolidated entities	$541,478	$486,778	$1,607,177	$1,509,968
Less: Joint Venture partners share of NOI	(282,640)	(255,856)	(839,316)	(788,737)
Beneficial NOI of unconsolidated entities	$258,838	$230,922	$767,861	$721,231
Add: Beneficial interest of NOI from TRG	123,164	121,503	359,178	347,199
Add: Beneficial interest of NOI from Other Platform Investments and Investments	109,028	149,638	238,805	415,957
Beneficial interest of Combined NOI	$1,549,354	$1,499,042	$4,482,756	$4,454,677
Less: Beneficial interest of Corporate and Other NOI Sources (2)	69,621	31,040	194,508	132,161
Less: Beneficial interest of NOI from Other Platform Investments (3)	46,045	87,537	41,646	229,960
Less: Beneficial interest of NOI from Investments (4)	62,983	66,735	170,066	171,716
Beneficial interest of Portfolio NOI	$1,370,705	$1,313,730	$4,076,536	$3,920,840
Beneficial interest of Portfolio NOI Change	4.3%		4.0%
(1)	Represents the write-off of pre-development costs, our beneficial interest of which was $11.4 million with respect to consolidated entities for the nine months ended September 30, 2022.
(2)	Includes income components excluded from portfolio NOI and domestic property NOI (domestic lease termination income, interest income, land sale gains, straight line lease income, above/below market lease adjustments), Simon management company revenues, foreign exchange impact, and other assets.
(3)	Other Platform Investments include J.C. Penney, SPARC Group, ABG, RGG and Jamestown.
(4)	Includes our share of NOI of Klépierre (at constant currency) and other corporate investments.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of September 30, 2023. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2023, we implemented a new lease management application and a new financial reporting consolidation software application, both of which are intended to increase the efficiency and effectiveness of certain financial and business transaction processes.  Neither implementation was a result of any identified deficiencies in the previous processes.  With respect to internal controls over financial reporting, we have updated our controls, as necessary, to reflect the changes to our business processes and system environment.

There have been no other changes in Simon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of September 30, 2023. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2023, we implemented a new lease management application and a new financial reporting consolidation software application, both of which are intended to increase the efficiency and effectiveness of certain financial and business transaction processes.  Neither implementation was a result of any identified deficiencies in the previous processes.  With respect to internal controls over financial reporting, we have updated our controls, as necessary, to reflect the changes to our business processes and system environment.

There have been no other changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Simon

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by Simon during the quarter ended September 30, 2023.

Issuer Purchases of Equity Securities

			Total number	Approximate
			of shares	value of shares
			purchased as	that may yet
	Total number	Average	part of publicly	be purchased
	of shares	price paid	announced	under
Period	purchased	per share	plans	plans (1)
July 1, 2023 - July 31, 2023	—	$—	—	$1,819,613,279
August 1, 2023 - August 31, 2023	—	$—	—	$1,819,613,279
September 1, 2023 - September 30, 2023 (2)	951,627	$110.98	951,627	$1,713,997,789
	951,627	$110.98	951,627
(1)	On May 9, 2022, Simon's Board of Directors authorized a common stock repurchase plan. Under the plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period commencing on May 16, 2022 and ending on May 16, 2024 in the open market or in privately negotiated transactions as market conditions warrant. As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.
(2)	During the three months ended September 30, 2023, Simon acquired 1,267,995 shares at an average price of $110.32 per share, of which 951,627 shares were settled on or before September 30, 2023 at an average price of $110.98 per share.

The Operating Partnership

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2023, we issued 1,725,000 units in the Operating Partnership to acquire an additional 4% ownership in TRG.  The issuance of the units was exempt from registration pursuant to Section 4(a)2 of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2023, the Operating Partnership redeemed 1,250 units from a limited partner for $0.2 million.

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

Date: November 2, 2023

SIMON PROPERTY GROUP, L.P.

/s/ Brian J. McDade
Brian J. McDade
Executive Vice President and Chief Financial Officer
of Simon Property Group, Inc., General Partner

Date: November 2, 2023