Form 10-K
period 2023-12-31
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2024-02-22
CIK 1063761, 1022344

/

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No:.001-14469
(Simon Property Group, Inc.)
Commission File No:001-36110
(Simon Property Group, L.P.)

SIMON PROPERTY GROUP, INC.

SIMON PROPERTY GROUP, L.P.

(Exact name of registrant as specified in its charter)

Delaware (Simon Property Group, Inc.) Delaware (Simon Property Group, L.P.) (State or other jurisdiction of incorporation or organization)	04-6268599 (Simon Property Group, Inc.) 34-1755769 (Simon Property Group, L.P.) (I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Simon Property Group, Inc.:
Large accelerated filer ☒	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐
Simon Property Group, L.P.:
Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ☒	Smaller reporting company ☐
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

Simon Property Group, Inc. ☒	Simon Property Group, L.P. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the corrections of an error to previously issued financial statements.

Simon Property Group, Inc. ◻	Simon Property Group, L.P. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Simon Property Group, Inc. ◻	Simon Property Group, L.P. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act).

Simon Property Group, Inc. Yes ☐ No ⌧	Simon Property Group, L.P. Yes ☐ No ⌧

The aggregate market value of shares of common stock held by non-affiliates of Simon Property Group, Inc. was approximately $37,467 million based on the closing sale price on the New York Stock Exchange for such stock on June 30, 2023.

As of January 31, 2024, Simon Property Group, Inc. had 325,891,010 and 8,000 shares of common stock and Class B common stock outstanding, respectively.

Simon Property Group, L.P. had no publicly-traded voting equity as of June 30, 2023.  Simon Property Group, L.P. has no common stock outstanding.

Documents Incorporated By Reference

Portions of Simon Property Group, Inc.’s Proxy Statement in connection with its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the annual period ended December 31, 2023 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority-owned partnership subsidiary, for which Simon is the general partner. As of December 31, 2023, Simon owned an approximate 87.0% ownership interest in the Operating Partnership, with the remaining 13.0% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day-to-day management.

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

December 31, 2023

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of December 31, 2023, we owned or held an interest in 195 income-producing properties in the United States, which consisted of 93 malls, 69 Premium Outlets, 14 Mills, six lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. We also own an 84% noncontrolling interest in The Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. Internationally, as of December 31, 2023, we had ownership interests in 35 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe and Canada. As of December 31, 2023, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 14 countries in Europe. We also own investments in retail operations (J.C. Penney and SPARC Group); an intellectual property and licensing venture (Authentic Brands Group, LLC, or ABG); an e-commerce venture (Rue Gilt Groupe, or RGG), and Jamestown (a global real estate investment and management company), collectively, our other platform investments.

For a description of our operational strategies and developments in our business during 2023, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

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

The Operating Partnership has a $5.0 billion unsecured revolving credit facility, or the Credit Facility, and a $3.5 billion supplemental unsecured revolving credit facility, or Supplemental Facility, or together, the Credit Facilities. The Credit Facility can be increased in the form of additional commitments in an aggregate amount not to exceed $1.0 billion, for a total aggregate size of $6.0 billion, subject to obtaining additional lender commitments and satisfying certain customary conditions precedent. The initial maturity date of the Credit Facility is June 30, 2027. The Credit Facility can be extended for two additional six-month periods to June 30, 2028, at our sole option, subject to satisfying certain customary conditions precedent.

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

Policies With Respect To Certain Other Activities

We intend to make investments which are consistent with Simon’s qualification as a REIT, unless Simon’s Board of Directors determines that it is no longer in Simon’s best interests to so qualify as a REIT. Simon’s Board of Directors may make such a determination because of changing circumstances or changes in the REIT requirements. Simon has authority to issue shares of its capital stock or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire Simon’s shares, the Operating Partnership’s units, or any other securities. On May 9, 2022, Simon’s Board of Directors authorized a common stock repurchase plan commencing on May 16, 2022, or the Repurchase Program.  Under the program, the Company may purchase up to $2.0 billion of its common stock during the two-year period ending May 16, 2024 in open market or privately negotiated transactions, at prices that the Company deems appropriate and subject to market conditions, applicable law, and other factors deemed relevant in the Company’s sole discretion.  On February 8 ,2024, Simon’s Board of Directors authorized a new common stock repurchase program which replaces the existing Repurchase Program immediately, where the Company may purchase up to $2.0 billion of its common stock over the next 24 months.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon. Simon may also issue shares of its common stock, or pay cash at its option, to holders of units in future periods upon exercise of such holders’ rights under the partnership agreement of the Operating Partnership. Our policy prohibits us from making any loans to the directors or executive officers of Simon for any purpose. We may make loans to the joint ventures in which we participate. Additionally, we may make or buy interests in loans secured by real estate properties owned by others or make investments in companies that own real estate assets.

Competition

The retail real estate industry is dynamic and competitive. We compete with numerous merchandise distribution channels, including malls, outlet centers, community/lifestyle centers, and other shopping centers in the United States and abroad. We also compete with internet retailing sites and catalogs, including our tenants, which provide retailers with distribution options beyond existing brick and mortar retail properties. The existence of competitive alternatives, accelerated by the impact of COVID-19, could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both the tenants to occupy the properties that we develop and manage as well as for the acquisition of prime sites (including land for development and operating properties). We believe that there are numerous factors that make our properties highly desirable to retailers, including:

●	the quality, location and diversity of our properties;
●	our management and operational expertise;
●	our extensive experience and relationships with retailers, lenders and suppliers;
●	our marketing initiatives and consumer focused strategic corporate alliances; and
●	the sustainability of physical retail.

Certain Activities

During the past three years, we have:

●	issued 61,251 shares of Simon common stock upon the exchange of units in the Operating Partnership;
●	issued 579,197 restricted shares of Simon common stock and 72,442 long-term incentive performance units, or LTIP units, net of forfeitures, under the Simon Property Group, L.P. 2019 Stock Incentive Plan, or the 2019 Plan;
●	purchased 3,103,755 shares of Simon common stock in the open market for $321.0 million pursuant to our Repurchase Program;
●	issued 1,725,000 units in the Operating Partnership as part of the consideration for the acquisition of an additional 4% interest in TRG, bringing our noncontrolling ownership interest in TRG to 84%;
●	redeemed 144,686 units in the Operating Partnership at an average price of $121.61 per unit in cash;
●	amended the Credit Facility to transition the borrowing rates from LIBOR to successor benchmark indexes in November 2021;
●	amended, restated, extended, and increased our existing $4.0 billion unsecured revolving credit facility on March 14, 2023 with a new $5.0 billion unsecured revolving credit facility.
●	amended, restated, and extended the Supplemental Facility in October 2021;
●	borrowed a maximum amount of $3.2 billion under the Credit Facilities; the outstanding amount of borrowings under the Credit Facility was $305.0 million as of December 31, 2023. There were no borrowings under the Supplemental Facility as of December 31, 2023;
●	there were no outstanding borrowings of Commercial Paper notes as of December 31, 2023; and
●	provided annual reports containing financial statements audited by our independent registered public accounting firm and quarterly reports containing unaudited financial statements to our security holders.

Human Capital

At December 31, 2023, we and our affiliates employed approximately 3,000 persons at various properties and offices throughout the United States, of which approximately 500 were part-time. Approximately 1,000 of these employees were located at our corporate headquarters in Indianapolis, Indiana.

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

Government Regulations Affecting Our Properties

We are subject to federal, state and local environmental regulations that apply generally to the ownership of real property and the operations conducted on real property.  As of December 31, 2023, we are not aware of any environmental conditions or material costs of complying with environmental or other regulations that would have a material adverse effect on our overall business, financial condition, or results of operations.  However, it is possible that we are not aware of, or may become subject to, potential environmental liabilities or material costs of complying with governmental regulations that could be material.  See further discussion in Item 1A. Risk Factors.

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

Information about our Executive Officers

The following table sets forth certain information with respect to Simon’s executive officers as of February 22, 2024.

Name	Age	Position
David Simon	62	Chairman of the Board, Chief Executive Officer and President
John Rulli	67	Chief Administrative Officer
Steven E. Fivel	63	General Counsel and Secretary
Brian J. McDade	44	Executive Vice President and Chief Financial Officer
Adam J. Reuille	49	Senior Vice President and Chief Accounting Officer
Donald G. Frey	48	Treasurer and Executive Vice President
Kevin M. Kelly	43	Assistant General Counsel and Assistant Secretary

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

●	Conditions that adversely affect the general retail environment could materially and adversely affect us.
●	Some of our properties depend on anchor stores or other large nationally recognized tenants to attract shoppers and we could be materially and adversely affected by the loss of one or more of these anchors or tenants.
●	We face potential adverse effects from tenant bankruptcies.
●	Vacant space at our properties could materially and adversely affect us.
●	We may not be able to lease newly developed properties to or renew leases and relet space at existing properties with an appropriate mix of tenants or at desired rents, if at all.
●	Acts of violence, civil unrest or criminal activity, actual or threatened terrorist attacks and inappropriate and unacceptable behavior by consumers at our properties could adversely affect our business operations.
●	We face a wide range of competition that could affect our ability to operate profitably, including e-commerce, and the evolution of consumer preferences and purchasing habits.
●	Epidemics, pandemics or other public health crisis, and governmental reactions thereto, could have a significant negative impact on our and our tenants’ business, financial condition, results of operations, cash flow and liquidity and our ability to access the capital markets, satisfy our debt service obligations and make distributions to our shareholders.
●	Some of our properties are subject to potential natural or other disasters.
●	We face risks associated with climate change.
●	Some of our potential losses may not be covered by insurance.
●	As owners of real estate, we can face liabilities for environmental contamination, and our efforts to identify environmental liabilities may not be successful.
●	We face risks associated with the acquisition, development, redevelopment and expansion of properties.
●	Real estate investments are relatively illiquid.
●	Simon and certain subsidiaries of the Operating Partnership have elected to be taxed as REITs in the United States. The failure to maintain Simon’s or the Subsidiary REITs’ qualifications as REITs or changes in applicable tax laws or regulations could result in adverse tax consequences.
●	If the Operating Partnership fails to qualify as a partnership for federal income tax purposes, we will cease to qualify as a REIT and suffer other adverse consequences.

●	Complying with REIT requirements might cause us to forgo otherwise attractive acquisition opportunities or liquidate otherwise attractive investments.
●	Our ownership of TRSs is subject to certain restrictions, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our TRSs are not conducted on arm’s-length terms.
●	Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends, which may negatively affect the value of our shares.
●	The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.
●	REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.
●	Partnership tax audit rules could have a material adverse effect on us.
●	Legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the IRS, could have a material adverse effect on us and our investors.
●	Provisions in Simon’s charter and by-laws and in the Operating Partnership’s partnership agreement could prevent a change of control.
●	We have a substantial debt burden that could affect our future operations.
●	The agreements that govern our indebtedness contain various covenants that impose restrictions on us that might affect our ability to operate freely.
●	Disruption in the capital and credit markets may increase the cost of capital and may adversely affect our ability to access external financings for our growth and ongoing debt service requirements.
●	Adverse changes in our credit ratings could affect our borrowing capacity and borrowing terms.
●	An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt on attractive terms, or at all; our hedging interest rate protection arrangements may not effectively limit our interest rate risk.
●	We have limited control with respect to some properties that are partially owned or managed by third parties, which may adversely affect our ability to sell or refinance them.
●	The Operating Partnership guarantees debt or otherwise provides support for a number of joint venture properties.
●	An increased focus on metrics and reporting related to environmental, social and governance (“ESG”) factors, may impose additional costs and expose us to new risks.
●	Our success depends, in part, on our ability to attract, motivate, retain and develop talented employees, and our failure to do so, including the loss of any one of our key personnel, could adversely impact our business.
●	We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our computer systems, hardware, technology infrastructure, online sites and related systems.
●	Our international activities may subject us to risks that are different from or greater than those associated with our domestic operations.

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

Our primary source of revenue is derived from retail tenants which means that we could be materially and adversely affected by conditions that materially and adversely affect the retail environment generally, including, without limitation:

●	domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, rising interest rates, inflation and limited growth in consumer income as well as from actual or perceived changes in economic conditions, which can result from global events such as international trade disputes, a foreign debt crisis, foreign currency volatility, natural disasters, war, such as the war in Ukraine and the conflict in Israel, Gaza and surrounding areas, epidemics and pandemics, the fear of spread of contagious diseases, civil unrest and terrorism;

●	levels of consumer spending, changes in consumer confidence, income levels, and fluctuations in seasonal spending in the United States and internationally;
●	supply chain disruptions and labor shortages;
●	consumers avoiding in-person shopping generally, or at certain properties, due to a heightened level of concern for safety in public places, whether due to consumer perception of increased risk of criminal activity and civil unrest, including acts of terrorism, riots, random acts of violence, mass shootings, organized retail crime or inappropriate or unacceptable behavior of other patrons, or due to heightened sensitivity to risks associated with transmission of disease, as occurred during the COVID-19 pandemic;
●	consumer perceptions of the safety, convenience and attractiveness of our properties;
●	the impact on our retail tenants and demand for retail space at our properties from the increasing use of the Internet by retailers and consumers;
●	the creditworthiness of our retail tenants and the availability of new creditworthy tenants and the related impact on our occupancy levels and lease income;
●	local real estate conditions, such as an oversupply of, or reduction in demand for, retail space or retail goods, decreases in rental rates and declines in real estate values;
●	the willingness of retailers to lease space in our properties at attractive rents, or at all;
●	changes in regional and local economies, which may be affected by increased rates of unemployment, increased foreclosures, higher taxes, decreased tourism, industry slowdowns, adverse weather conditions, and other factors;
●	increased operating costs and capital expenditures, whether from acquisitions, developments, redevelopments, replacing tenants or otherwise;
●	reductions in international travel and tourism, resulting in fewer international retail consumers;
●	changes in government policies and applicable laws and regulations, including tax, environmental, safety and zoning and political inefficiencies; and
●	epidemics, pandemics or other public health crises, like the COVID-19 pandemic, and the governmental reaction thereto.

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

Bankruptcy filings by retailers can occur regularly in the course of our operations. Although we have not seen an increase in tenant bankruptcies in the last few years, in previous years a number of companies in the retail industry, including certain of our tenants, declared bankruptcy. If a tenant files for bankruptcy, the tenant may have the right to reject and terminate one or more of its leases with us, and we cannot be sure that it will affirm one or more of its leases and continue to make rental payments to us in a timely manner. A bankruptcy filing by, or relating to, one of our tenants would generally prohibit us from evicting this tenant, and bar all efforts by us to collect pre-bankruptcy debts from that tenant, or from their property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of its bankruptcy. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If a lease is rejected, the unsecured claim we hold against a bankrupt tenant might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. In addition, we may make lease modifications either pre- or post-bankruptcy for certain tenants undergoing significant financial distress in order for them to continue as a going concern. Furthermore, we may be required to incur significant expense in re-tenanting the space formerly leased to the bankrupt tenant. We continually seek to re-lease vacant spaces resulting from tenant terminations. The bankruptcy of a tenant, particularly an anchor tenant or a national tenant with multiple locations, may require a substantial redevelopment of its space, the success of which cannot be assured, and may make the re-tenanting of its space difficult and costly. Any such bankruptcies also make it more difficult to lease the remainder of the space at the affected property or properties. Future tenant bankruptcies may strain our resources and impact our ability to successfully execute our re-leasing strategy and could materially and adversely affect us.

Vacant space at our properties could materially and adversely affect us.

Certain of our properties have had vacant space available for prospective tenants, and those properties may continue to experience, and other properties may commence experiencing, such oversupply in the future. Among other causes, (1) in recent years there had been an increased number of bankruptcies of anchor stores and other national retailers, as well as store closures, and (2) there has been lower demand from retail tenants for space, due to certain retailers increasing their use of e-commerce websites to distribute their merchandise. As a result of the increased bargaining power of creditworthy retail tenants, there is downward pressure on our rental rates and occupancy levels, and this increased bargaining power may also result in us having to increase our spend on tenant improvements and potentially make other lease modifications in order to attract or retain tenants, any of which, in the aggregate, could materially and adversely affect us.

We may not be able to lease newly developed properties to or renew leases and relet space at existing properties with an appropriate mix of tenants or at desired rents, if at all.

We may not be able to lease new properties to an appropriate mix of tenants that generates optimal customer traffic. Also, when leases for our existing properties expire, the premises may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms. Tenant preferences for properties may also change over time, like recent trends towards right-sizing portfolios, repositioning space and locations and pursuing new store concepts, and our properties may no longer align with such preferences. If we fail to identify and secure the right blend of tenants at our newly developed and existing properties that offer diversified categories and uses, such as retail, specialty entertainment, restaurants, and health and wellness, and that keep up with evolving customer preferences, our properties may not appeal to the communities they serve. If we elect to pursue a “mixed use”

redevelopment we expose ourselves to risks associated with each non-retail use (e.g., office, residential, hotel and entertainment), and the performance of our retail tenants in such properties may be negatively impacted by delays in opening and/or the performance of such non-retail uses. Additionally, an oversupply of space in the trade areas in which our properties operate could reduce market rents, negatively impacting the terms upon which we lease our properties. To the extent that our leasing goals are not achieved, we could be materially and adversely affected.

Acts of violence, civil unrest or criminal activity, actual or threatened terrorist attacks and inappropriate and unacceptable behavior by consumers at our properties could adversely affect our business operations.

Because our properties are open to the public, they are exposed to risks related to acts of violence, civil unrest and criminal activity as well as actual or threatened terrorist attacks that may be beyond our control or ability to prevent, and recently there has been an increased risk of organized retail crime and physical violence, the severity and frequency of which varies by market and location. If any of these incidents were to occur, the relevant property could face material damage physically and reputationally, and the revenue generated by such property could be negatively impacted. Consumers may also perceive a heightened threat of these risks due to increased crime in certain markets and negative media attention. Concern around safety risk may impact the willingness of consumers, tenants and tenants’ employees to shop and/or work at our properties, which could result in decreased consumer foot traffic and decreased sales at our properties, directly and indirectly impacting our revenue and overall asset value.

We face a wide range of competition that could affect our ability to operate profitably, including e-commerce, and the evolution of consumer preferences and purchasing habits.

Our properties compete with other forms of retailing such as pure online retail websites as well as other types of retail properties such as single user freestanding discounters (Costco, Walmart and Target). In addition, many of our tenants are omni-channel retailers who also distribute their products through online sales and provide options to consumers like buy online pick up in store, buy online ship to store or buy online return to store. Our business currently is predominantly reliant on consumer demand for shopping at physical stores, and our business could be materially and adversely affected if we are unsuccessful in adapting our business to evolving consumer purchasing habits. The increased popularity of digital and mobile technologies has accelerated the transition of a percentage of market share from shopping at physical stores to web-based shopping, and the COVID-19 pandemic and restrictions intended to prevent its spread significantly increased the utilization of e-commerce and may, particularly in certain market segments, accelerate the long-term penetration of pure online retail. Although a brick-and-mortar presence may have a positive impact on retailers’ online sales, the increased utilization of pure online shopping may lead to the closure of underperforming stores by retailers, which could impact our occupancy levels and the rates that tenants are willing to pay to lease our space. Additionally, the increase in online shopping may result in certain tenants underreporting sales at our properties which may materially and adversely impact our collection of overage rent. Examples may include, retailers and restaurants not reporting curbside pick-up sales or online sales fulfilled with store inventory, and tenants reducing store sales by including online returns processed in the store

Epidemics, pandemics or other public health crisis, and governmental reactions thereto, could have a significant negative impact on our and our tenants’ business, financial condition, results of operations, cash flow and liquidity and our ability to access the capital markets, satisfy our debt service obligations and make distributions to our shareholders.

Epidemics, pandemics or other health crises could have, a material negative impact on economic and market conditions around the world and an adverse impact on economic activity in retail real estate, as occurred during the height of the COVID-19 pandemic. Governments and other authorities could respond to epidemics, pandemics or other health crises, by imposing or re-imposing measures intended to control the spread of disease, including restrictions on freedom of movement, group gatherings and business operations such as travel bans, border closings, business closures, quarantines, stay-at-home, shelter-in-place orders, density limitations and social distancing measures. Although we cannot determine the severity of any such measures in the future, which depend on the government's recognition of the negative impacts on local communities and infrastructure resulting from future mandates and associated government responses, any restrictions could negatively impact us, our tenants and consumer behavior.

Demand for retail space and the profitability of our properties depends, in part, on the ability and willingness of tenants to enter into and perform obligations under leases, and the willingness of customers to visit our properties. Even without strict governmental restrictions, such as those put in place during the COVID-19 pandemic, the willingness of consumers to visit our properties may be reduced and our tenants’ businesses adversely affected, based upon many factors, including local transmission rates of disease, the development, availability, distribution, effectiveness and acceptance of existing and new vaccines, the effectiveness and availability of cures or treatments, and overall sensitivity to risks associated with the transmission of diseases. In addition, some of our properties are located at or within a close proximity to tourist destinations, and these properties and our tenants’ businesses may be heavily and adversely impacted by reductions in travel and tourism resulting from travel bans or restrictions and general concern regarding the risk of travel, as was the case during the COVID-19 pandemic.

Additionally, the impact of epidemics, pandemics or other public health crises, and governmental reactions thereto, on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and make distributions to our shareholders could depend on additional factors, including:

●	the financial condition and viability of our tenants, and their ability or willingness to pay rent in full;
●	state, local, federal and industry-initiated tenant relief efforts that may adversely affect landlords, including us, and their ability to collect rent and/or enforce remedies for the failure to pay rent;
●	the increased popularity and further utilization of e-commerce;
●	our ability to renew leases or re-lease available space in our properties on favorable terms or at all, including as a result of a deterioration in the economic and market conditions in the markets in which we own properties or due to restrictions intended to prevent the spread of disease, including any government mandated closures of businesses that frustrate our leasing activities;
●	a severe and prolonged disruption and instability in the global financial markets, including the debt and equity capital markets, which may affect our or our tenants' ability to access capital necessary to fund our or their respective business operations or repay, refinance or renew maturing liabilities on a timely basis, on attractive terms, or at all and may adversely affect the valuation of financial assets and liabilities, any of which could affect our and our tenants' ability to meet liquidity and capital expenditure requirements;
●	a refusal or failure of one or more lenders under our existing or future credit facilities to fund their respective financing commitment to us may affect our ability to access capital necessary to fund our business operations and to meet our liquidity and capital expenditure requirements;
●	a reduction in the cash flows generated by our properties and the values of our properties that could result in impairments or limit our ability to dispose of them at attractive prices or obtain debt financing secured by our properties;
●	the complete or partial closure of one or more of our tenants' manufacturing facilities or distribution centers, temporary or long-term disruption in our tenants' supply chains from local and international suppliers and/or delays in the delivery of our tenants' inventory, any of which could reduce or eliminate our tenants' sales, cause the temporary closure of our tenants' businesses, and/or result in their bankruptcy or insolvency;
●	a negative impact on consumer discretionary spending caused by high unemployment levels, reduced economic activity or a severe or prolonged recession;
●	our and our tenants' ability to manage our respective businesses to the extent our and their management or personnel (including on-site employees) are impacted in significant numbers or are otherwise not willing, available or allowed to conduct work, including any impact on our tenants' ability to deliver timely information to us that is necessary for us to make effective decisions; and
●	our and our tenants' ability to ensure business continuity in the event our or our tenants' continuity of operations plan is (i) not effective or improperly implemented or deployed or (ii) compromised due to increased cyber and remote access activity during such epidemic, pandemic or other public health crisis.

To the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described herein.

Risks Related to Real Estate Holdings and Operations

Some of our properties are subject to potential natural or other disasters.

A material amount of our share of NOI is derived in states such as Florida, California, Texas and New York which are located in areas which may be subject to a higher risk of natural disasters such as tornados, floods, blizzards, hurricanes, heatwaves, fires, drought, earthquakes or tsunamis.  The occurrence of natural disasters at any of our properties, which could occur more frequently, increase in intensity and may become more volatile in light of climate change, can adversely impact operations and development/redevelopment projects at our properties, increase investment costs to repair or replace damaged properties, increase future property insurance costs and negatively impact our tenants and the tenant demand for lease space. If insurance is unavailable to us or is unavailable on acceptable terms, or our insurance is not adequate to cover losses from these events, we could be materially and adversely affected. Additionally, the occurrence of natural disasters at our corporate headquarters or one of our satellite offices could affect our ability to carry on business functions that are critical to our financial and operational viability.

We face risks associated with climate change.

Due to changes in weather patterns caused by climate change, our properties in certain markets including Florida, California, Texas and New York, where we derive a material amount of our share of NOI could experience increases in storm intensity, storm frequency and be impacted by rising sea levels.  Over time, climate change could result in population migration or volatile or decreased demand for retail space at certain of our properties or, in extreme cases, our inability to operate the properties at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) insurance on favorable terms, or at all, increasing the cost of energy at our properties or requiring us to spend funds to repair and protect our properties against such risks.

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

Although we believe that our portfolio is in substantial compliance with U.S. federal, state and local environmental laws and regulations regarding hazardous or toxic substances, this belief is based on limited testing. Nearly all of our U.S. properties have been subjected to Phase I or similar environmental audits. These environmental audits have not revealed, nor are we aware of, any environmental liability that we believe is reasonably likely to have a material adverse effect on us. However, we cannot assure you that:

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

We regularly acquire and develop new properties and redevelop and expand existing properties, and these activities are subject to various risks. Acquisition or construction costs of a project may be higher than projected, potentially making the project unfeasible or unprofitable, and development, redevelopment or expansions may take considerably longer than expected, delaying the commencement and amount of income from the property. These risks, and the potential impact thereof, may be exacerbated by the volume and complexity of such activity, as well as inflationary pressures, rising interest rates, supply chain disruptions and labor shortages. We may not be successful in pursuing acquisition, development or redevelopment/expansion opportunities. In addition, newly acquired, developed or redeveloped/expanded properties may not perform as well as expected, impacting our anticipated return on investment. We are subject to other risks in connection with any acquisition, development and redevelopment/expansion activities, including the following:

●	we may not be able to obtain financing or to refinance loans on favorable terms, or at all;
●	we may be unable to obtain zoning, occupancy or other governmental approvals;
●	occupancy rates and rents may not meet our projections and the project may not be accretive;
●	we may need the consent of third parties such as department stores, anchor tenants, mortgage lenders and joint venture partners, and those consents may be withheld;
●	development, redevelopment or expansions may fail to appeal to the demographics of the communities they are intended to serve, including a failure to incorporate the appropriate blend of available space for tenants;
●	we may not be able to integrate an acquisition into our existing operations successfully; and
●	acquisitions of new properties will expose us to the liabilities of those properties, some of which we may not be aware of at the time of the acquisition.

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

If Simon or any of the Subsidiary REITs fail to comply with those provisions, Simon or any such Subsidiary REIT may be subject to monetary penalties or ultimately to possible disqualification as REITs. If such events occur, and if available relief provisions do not apply:

●	Simon or any such subsidiary will not be allowed a deduction for distributions to stockholders in computing taxable income;
●	Simon or any such subsidiary will be subject to corporate-level income tax on taxable income at the corporate rate;
●	Simon may be subject to the one-percent excise tax on stock repurchases imposed by the 2022 Inflation Reduction Act;
●	Simon or any such Subsidiary REIT could be subject to a federal alternative minimum tax for taxable years prior to 2018 or for taxable years commencing after December 31, 2022; and
●	unless entitled to relief under relevant statutory provisions, Simon or any such subsidiary will also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.

Any such corporate tax liability could be substantial and would reduce the amount of cash available for, among other things, our operations and distributions to stockholders. In addition, if Simon fails to qualify as a REIT, it will not be required to make distributions to our stockholders. Moreover, a failure by any Subsidiary REIT could also cause Simon to fail to qualify as a REIT, and the same adverse consequences would apply to such Subsidiary REIT and its stockholders. Failure by Simon or any of the Subsidiary REITs to qualify as a REIT also could impair our ability to expand our business and raise capital, which could materially and adversely affect us. Additionally, we are subject to certain income-based taxes, both domestically and internationally, and other taxes, including state and local taxes, franchise taxes, and withholding taxes on dividends from certain of our international investments. We currently follow local tax laws and regulations in various domestic and international jurisdictions. Should these laws or regulations change, the amount of taxes we pay may increase accordingly.

If the Operating Partnership fails to qualify as a partnership for federal income tax purposes, we will cease to qualify as a REIT and suffer other adverse consequences.

We believe that the Operating Partnership is treated as a partnership for federal income tax purposes. As a partnership, the Operating Partnership is not subject to federal income tax on its income. Instead, each of its partners, including us, is allocated, and may be required to pay tax with respect to, such partner’s share of its income. We cannot assure you that the Internal Revenue Service, or the IRS, will not challenge the status of the Operating Partnership, or any other subsidiary partnership or limited liability company in which we own an interest, as a disregarded entity or partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership or any such other subsidiary as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of the Operating Partnership or any subsidiary partnerships or limited liability company to qualify as a disregarded entity or partnership for applicable income tax purposes could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners or members, including us.

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

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, such characterization is a factual determination (unless a sale or disposition qualifies under certain statutory safe harbors), and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.

In order for Simon and the Subsidiary REITs to qualify to be taxed as REITs, and assuming that certain other requirements are also satisfied, each generally must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to their respective equity holders each year. To the extent that Simon or any such Subsidiary REIT satisfies this distribution requirement and qualifies for taxation as a REIT, but distributes less than 100% of its REIT taxable income, Simon or such subsidiary will be subject to U.S. federal corporate income tax on its undistributed net taxable income and could be subject to a 4% nondeductible excise tax if the actual amount that is distributed to equity holders in a calendar year is less than the minimum required distribution amount. We intend to make distributions to the equity holders of Simon and the Subsidiary REITs to comply with the REIT requirements of the Internal Revenue Code.

From time to time, Simon and the Subsidiary REITs might generate taxable income greater than their respective cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves, or required debt or amortization payments. If the applicable REIT does not have other funds available in these situations, it could be required to access capital on unfavorable terms (the receipt of which cannot be assured), sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or make taxable distributions of capital stock or debt securities to make distributions sufficient to enable it to pay out enough of its REIT taxable income to satisfy the REIT distribution requirement and avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase costs or reduce our equity. Further, amounts distributed will not be available to fund the growth of our business. Thus, compliance with the REIT requirements may adversely affect our liquidity and our ability to execute our business plan.

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

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process, and by the IRS and the U.S. Department of the Treasury, or the Treasury. Changes to the tax laws or interpretations thereof by the IRS and the Treasury, with or without retroactive application, could materially and adversely affect us and our investors. We cannot predict how changes in the tax laws might affect our investors and us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect the ability of Simon and the Subsidiary REITs to qualify to be taxed as REITs and/or the U.S. federal income tax consequences to us and our investors of such qualification. Moreover, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

Provisions in Simon’s charter and by-laws and in the Operating Partnership’s partnership agreement could prevent a change of control.

Simon’s charter contains a general restriction on the accumulation of shares in excess of 8% of its capital stock. The charter permits the members of the Simon family and related persons to own up to 18% of Simon’s capital stock. Ownership for such purpose is determined based on the number of outstanding shares, voting power or value controlled, whichever is most restrictive. Simon’s Board of Directors may, by majority vote, permit exceptions to those levels in circumstances where it determines that Simon’s ability to qualify as a REIT will not be jeopardized. These restrictions on ownership may have the effect of delaying, deferring or preventing a transaction or a change in control that might otherwise be in the best interest of Simon’s stockholders or the Operating Partnership’s unitholders or preferred unitholders. Other provisions of Simon’s charter and by-laws could have the effect of delaying or preventing a change of control even if some of Simon’s stockholders or the Operating Partnership’s unitholders or preferred unitholders deem such a change to be in their best interests. These include provisions preventing holders of Simon’s common stock from acting by written consent and requiring that up to four directors in the aggregate may be elected by holders of Class B common stock. In addition, certain provisions of the Operating Partnership’s partnership agreement could have the effect of delaying or preventing a change of control. These include a provision requiring the consent of a majority in interest of units in order for Simon, as general partner of the Operating Partnership, to, among other matters, engage in a merger transaction or sell all or substantially all of its assets.

Risks Related to Indebtedness and the Financial Markets

We have a substantial debt burden that could affect our future operations.

As of December 31, 2023, our consolidated mortgages and unsecured indebtedness, excluding related premium, discount and debt issuance costs, totaled $26.2 billion. As a result of this indebtedness, we are required to use a substantial portion of our cash flows for debt service, including selected repayment at scheduled maturities, which limits our ability to use those cash flows to fund the growth of our business. We are also subject to the risks normally associated with debt financing, including the risk that our cash flows from operations will be insufficient to meet required debt service or that we will be able to refinance such indebtedness on acceptable terms, or at all. Our debt service costs generally will not be reduced if developments at the applicable property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the property. Our indebtedness could also have other adverse consequences on us, including reducing our access to capital or increasing our vulnerability to general adverse economic, industry and market conditions. In addition, if a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value. If any of the foregoing occurs, we could be materially and adversely affected.

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

Disruption in the capital and credit markets may increase the cost of capital and may adversely affect our ability to access external financings for our growth and ongoing debt service requirements.

We depend on external financings, principally debt financings, to fund the growth of our business, execute on our business model, and to ensure that we can meet ongoing maturities of our outstanding debt. Our access to financing depends on our credit ratings, the willingness of lending institutions and other debt investors to grant credit to us and conditions in the capital markets in general, which can impact both our cost of capital and, to a lesser degree, our ability to access capital. An economic recession may cause extreme volatility and disruption in the capital and credit markets. We rely upon the Credit Facilities as sources of funding for numerous transactions. Our access to these funds is dependent upon the ability of each of the participants to the Credit Facilities to meet their funding commitments to us. When markets are volatile, access to capital and credit markets could be disrupted over an extended period of time and one or more financial institutions may not have the available capital to meet their previous commitments to us. The failure of one or more participants to the Credit Facilities to meet their funding commitments to us could have a material adverse effect on us, including as a result of making it difficult to obtain the financing we may need for future growth and/or meeting our debt service requirements. Additionally, a high interest rate environment, as we are currently experiencing, and which the Company believes will continue in 2024, could prevent us from accessing capital at attractive interest rates, which could adversely impact our ability to refinance existing debt at maturity as well as our ability to fund development and/or opportunistic acquisition activities. We cannot assure you that we will be able to obtain the financing we need for the future growth of our business, execution on our business model or to meet our debt service requirements, or that a sufficient amount of financing will be available to us on favorable terms, or at all.

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

As of December 31, 2023, we had approximately $328.0 million of outstanding consolidated indebtedness that bears interest at variable rates, and we may incur more variable rate indebtedness in the future. When interest rates increase, then so does the interest costs on our unhedged variable rate debt, which could adversely affect our cash flows and our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense.

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

As of December 31, 2023, we owned interests in 100 income-producing properties with other parties. Of those, 19 properties are included in our consolidated financial statements. We apply the equity method of accounting to the other 81 properties (the joint venture properties) and our investments in Klépierre (a publicly traded, Paris-based real estate company), The Taubman Realty Group, LLC, or TRG, and Jamestown, as well as our investments in certain entities involved in retail operations, such as J.C. Penney and SPARC Group; intellectual property and licensing venture, such as Authentic Brands Group, LLC, or ABG; and an e-commerce venture Rue Gilt Groupe, or RGG, (collectively, our other platform investments). We serve as general partner or property manager for 51 of these 81 joint venture properties; however, certain major decisions, such as approving the operating budget and selling, refinancing, and redeveloping the properties, require the consent of the other owners. Of the joint venture properties for which we do not serve as general partner or property manager, 24 are in our international joint ventures. These international properties are managed locally by joint ventures in which we share control of the properties with our partner. The other owners have participating rights that we consider substantive for purposes of determining control over the joint venture properties’ assets. The remaining joint venture properties, Klépierre, TRG, Jamestown, and our joint ventures with ABG, J.C. Penney, RGG, and SPARC Group are managed by third parties.

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

Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture property, which is non-recourse to us. Nevertheless, the joint venture’s failure to satisfy its debt obligations could result in the loss of our investment therein. As of December 31, 2023, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $139.2 million. A default by a joint venture under its debt obligations would expose us to liability under a guaranty. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

General Risk Factors

An increased focus on metrics and reporting related to environmental, social and governance (“ESG”) factors, may impose additional costs and expose us to new risks.

Investors and other stakeholders have become more focused on understanding how companies address a variety of ESG factors. As they evaluate investment decisions, many investors look not only at company disclosures but also to ESG rating systems that have been developed by third parties to allow ESG comparisons among companies. Although we participate in a number of these ratings systems, we do not participate in all such systems. The criteria used in these ratings systems may conflict and change frequently, and we cannot predict how these third parties will score us, nor can we have any assurance that they score us accurately or other companies accurately or that other companies have provided them with accurate data. We supplement our participation in ratings systems with published disclosures of our ESG activities, but some investors may desire other disclosures that we do not provide. In addition, the SEC is currently evaluating potential rule making that could mandate additional ESG disclosure and impose other requirements on us. In addition, some of the domestic and foreign jurisdictions in which we operate could mandate additional ESG disclosure and impose additional requirements on us. For example, in October 2023, California passed two bills that require certain companies that do business in California to disclose their GHG emissions and climate-related financial risks starting in 2026. Failure to participate in certain of the third party ratings systems, failure to score well in those ratings systems, failure to provide certain ESG disclosures, or unfavorable comparisons in these areas to other companies could result in reputational harm when employees, investors, partners and tenants are making employment, investment and business choices, and could cause certain investors to be unwilling to invest in our stock which could adversely impact our stock price.

Our success depends, in part, on our ability to attract, motivate, retain and develop talented employees, and our failure to do so, including the loss of any one of our key personnel, could adversely impact our business.

The success of our business depends, in part, on the leadership and performance of our executive management team and key employees, including our CEO, who operate without the existence of employment agreements. Many of our senior executives have extensive experience and strong reputations in the real estate industry, which aid us in identifying opportunities and negotiating with tenants. Our ability to attract, motivate and retain talented employees, and develop talent internally, could significantly impact our future performance. Competition for these individuals is intense, and we cannot assure you that we will retain our executive management team and other key employees or that we will be able to attract, motivate, retain and/or develop other highly qualified individuals for these positions in the future. Additionally, the compensation and benefits packages we may need to offer to remain competitive for these individuals could increase the cost of replacement and retention. Losing any one or more of these persons could adversely affect our business, disrupt short-term operational performance, diminish our opportunities and weaken our relationships with lenders, business partners, existing and prospective tenants and others, which could have a material adverse effect on us.

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our computer systems, hardware, technology infrastructure, online sites and related systems.

We rely on computer systems, hardware, software, technology infrastructure and online sites for the operation of our business and our ability to perform day-to-day operations (collectively, “IT Systems”) and, in some cases, our IT

Systems may be critical to the operations of certain of our tenants. We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services. And we collect, maintain and process confidential, sensitive, and proprietary information about investors, tenants, partners, businesses, our employees, and others, including personally identifiable information, as well as confidential, sensitive, and proprietary information belonging to our business such as trade secrets (collectively, “Confidential Information”). We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information. The risk of a cyber incident has generally increased as the number, intensity and sophistication of attempted attacks have increased globally, including by computer hackers, foreign governments, information service interruptions and cyber terrorists, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware. Techniques used in cyber incidents evolve frequently, may originate from less regulated and remote areas of the world and be difficult to detect and may not be recognized until launched against a target. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. For example, unauthorized parties, whether within or outside the Company, may disrupt or gain access to our IT Systems, those of our tenants, or those of other third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, computer viruses or other malicious codes, and similar means of unauthorized and destructive tampering.

The risk of a security breach or significant disruption has generally increased due to our increased reliance on technology, a rise in the number, intensity, and sophistication of attempted attacks globally, and the permanent nature of remote work as business travel has resumed and people now routinely work remotely outside of normal business hours. A breach or significant and extended disruption in the functioning of our systems, including our primary website, could damage our reputation and cause us to lose customers, tenants and revenues, generate third party claims, cause operational disruption, result in the unintended and/or unauthorized public disclosure or the misappropriation of Confidential Information, and require us to incur significant expenses to address and remediate or otherwise resolve these kinds of issues. We may not be able to recover these expenses in whole or in any part from our service providers or responsible parties, or their or our insurers.

Additionally, cyber-attacks perpetrated against our tenants, including unauthorized access to customers’ credit card data and other confidential information, could diminish consumer confidence and spending at our tenants, or negatively impact consumer perception of shopping at our properties, all of which could materially and adversely affect us.

As have many companies, we and our third party vendors have been impacted by security incidents in the past and will likely continue to experience security incidents of varying degrees. While we do not believe these incidents have had a material impact to date, as our reliance on technology increases, so do the risks of a security incident. The occurrence of any of the foregoing risks could have a material adverse effect on us.

In addition, our processing of Confidential Information, including personally identifiable information, subjects us to various federal, state and local laws, regulations and industry standards governing the collection, use, storage, sharing, transmission and other processing of personal information. The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements that are subject to differing interpretations. Any failure or perceived failure by us to comply with laws, regulations, policies or regulatory guidance relating to privacy or data security may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity and could cause our investors to lose trust in us, which could have an adverse effect on our reputation and business.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

Our international activities may subject us to risks that are different from or greater than those associated with our domestic operations.

As of December 31, 2023, we held interests in consolidated and joint venture properties that operate in Austria, Canada, France, Italy, Germany, Japan, Malaysia, Mexico, the Netherlands, South Korea, Spain, Thailand, and the United Kingdom. We also have an equity stake in Klépierre, a publicly traded European real estate company which operates in 14 countries in Europe, and in TRG, which has an interest in regional, super-regional, and outlet malls in the United States and Asia. Accordingly, our operating results and the value of our international operations may be impacted by any unhedged movements in the foreign currencies in which those operations transact and in which our net investment in those international operations is held. While we occasionally enter into hedging agreements to manage our exposure to changes in foreign exchange rates, these agreements may not eliminate foreign currency risk entirely.

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

Our international activities represented approximately 6.4% of consolidated net income and 9.4% of our net operating income, or NOI, for the year ended December 31, 2023. To the extent that we expand our international activities, the above risks could increase in significance, which in turn could have a material adverse effect on us.

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. We execute a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. Our cybersecurity risk management program includes a cybersecurity incident response plan and dedicated cybersecurity incident response team (“CSIRT”).  We do not have actual or contractual access to the systems or information maintained by our tenants, who maintain their own cybersecurity risk management programs to protect their operations from various risks from cybersecurity threats.

We use the National Institute of Standards and Technology Cybersecurity Framework and CIS Critical Security Controls as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. This does not imply that we meet any particular technical standards, specifications, or requirements.

Our cybersecurity risk management program is integrated with our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, public relations and financial risk areas.

Our cybersecurity risk management program includes the following key elements:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, services, and our broader enterprise information technology (IT) environment;

●	a team comprised of IT security, infrastructure, and compliance personnel principally responsible for directing (1) our cybersecurity risk assessment processes, (2) our security processes, and (3) our response to cybersecurity incidents, supported by legal, human resources, corporate security and other internal resources;
●	the use of external cybersecurity service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes, which enable us to leverage specialized knowledge and insights, with the goal of ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices;
●	cybersecurity awareness training of employees with access to our IT systems;
●	a cybersecurity incident response plan and Security Operations Center (“SOC”) to respond to cybersecurity incidents; and
●	a third-party risk management process for service providers.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See further discussion in Item 1A. Risk Factors.

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk as critical to the enterprise and delegates the cybersecurity risk oversight function to the Audit Committee. The Audit Committee oversees and is regularly updated on management’s design, implementation and enforcement of our cybersecurity risk management program. The Audit Committee is composed of board members with diverse expertise including, risk management, technology, and finance, equipping them to oversee cybersecurity risks.

Our Chief Financial Officer periodically provides reports to the Audit Committee, and, together with our Chief Technology Officer and Director of Cybersecurity, leads the Company’s overall cybersecurity function. The Audit Committee receives regular reports on our cybersecurity risks, including briefings on our cyber risk management program and cybersecurity incidents. Audit Committee members also receive periodic presentations on cybersecurity, IT and data protection topics.

Our Chief Financial Officer oversees our CSIRT, whose members have years of experience working in cybersecurity and certifications including CISSP (Certified Information Systems Security Professional), CCSP (Certified Cloud Security Professional), CGRC (Certification in Governance of Enterprise IT), GIAC (Global Information Assurance Certification) and GCED (GIAC Certified Enterprise Defender). Our CSIRT supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external cybersecurity service providers; and alerts and reports produced by security tools deployed in the IT environment.

The CSIRT is responsible for assessing and managing our material risks from cybersecurity threats.  They have primary responsibility for leading our overall cybersecurity risk management program and supervise both our internal cybersecurity personnel and our external cybersecurity service providers.

Item 2. Properties

United States Properties

Our U.S. properties primarily consist of malls, Premium Outlets, The Mills, lifestyle centers and other retail properties. These properties contain an aggregate of approximately 171.8 million square feet of gross leasable area, or GLA.

Malls typically contain at least one department store anchor or a combination of anchors and big box retailers with a wide variety of smaller stores connecting the anchors. Additional stores are usually located along the perimeter of the parking area. Our 93 malls are generally enclosed centers and range in size from approximately 270,000 to 2.7 million square feet of GLA.

Premium Outlets generally contain a wide variety of designer and manufacturer stores located in open-air centers. Our 69 Premium Outlets range in size from approximately 150,000 to 920,000 square feet of GLA. The Premium Outlets are generally located within a close proximity to major metropolitan areas and/or tourist destinations.

The 14 properties in The Mills generally range in size from 1.2 million to 2.4 million square feet of GLA and are located in major metropolitan areas. They have a combination of traditional mall, outlet center, big box retailers and entertainment uses.

We also have interests in six lifestyle centers and 13 other retail properties. The lifestyle centers range in size from 170,000 to 950,000 square feet of GLA. The other retail properties range in size from approximately 200,000 to 1.2 million square feet of GLA and are considered non-core to our business model.

As of December 31, 2023, approximately 95.8% of the owned GLA in malls and Premium Outlets was leased and approximately 97.8% of the owned GLA for The Mills was leased.

We wholly own 130 of our properties, effectively control 11 properties in which we have a joint venture interest, and hold the remaining 54 properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 188 properties in the United States. Certain of our joint venture properties are subject to various rights of first refusal, buy-sell provisions, put and call rights, or other sale or marketing rights for partners which are customary in real estate partnership agreements and the industry. We and our partners in these joint ventures may initiate these provisions (subject to any applicable lock up or similar restrictions) which may result in either the sale of our interest or the use of available cash or borrowings, or the use of Operating Partnership units, to acquire the joint venture interest from our partner.

We own an 84% noncontrolling interest in TRG, which has an interest in 20 regional, super-regional, and outlet malls in the U.S. Our effective ownership in these properties, through our investment in TRG, ranges from 40.7% to 84%.

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

The following property table summarizes certain data for our malls, Premium Outlets, The Mills, lifestyle centers and other retail properties located in the United States, including Puerto Rico, as of December 31, 2023.

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Larger Retailers and Uses
	Malls
1.	Apple Blossom Mall	VA	Winchester	Fee	49.1	% (4)	Acquired 1999	89.3%	473,909	Belk, JCPenney, AMC Cinemas
2.	Auburn Mall	MA	Auburn	Fee	56.4	% (4)	Acquired 1999	95.7%	498,585	Macy's, Reliant Medical (15)
3.	Aventura Mall (1)	FL	Miami Beach (Miami)	Fee	33.3	% (4)	Built 1983	93.7%	2,125,039	Bloomingdale's, Macy's (8), JCPenney, Nordstrom, Equinox Fitness Clubs, AMC Theatres
4.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	93.8%	1,450,120	Nordstrom, Macy's, Dillard's (8), JCPenney, AMC Theatres
5.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	97.6%	1,202,894	Macy's, Dillard's (8), JCPenney
6.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	94.6%	690,367	Kohl's, Marcus Cinema 16, Dave & Buster's, Steinhafel Furniture, Hy-Vee
7.	Brea Mall	CA	Brea (Los Angeles)	Fee	100.0%		Acquired 1998	98.7%	1,312,469	Nordstrom, Macy's (8), JCPenney, Life Time (6), Dick's Sporting Goods (6)
8.	Briarwood Mall	MI	Ann Arbor	Fee	50.0	% (4)	Acquired 2007	94.7%	978,578	Macy's, JCPenney, Von Maur, Harvest Market (6), Hilton Garden Inn (15), Towne Place Suites by Marriott (15)
9.	Brickell City Centre (1)	FL	Miami	Fee	25.0	% (4)	Built 2016	92.7%	474,976	Saks Fifth Avenue, Cinemex, EAST Miami Hotel (15)
10.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	98.3%	613,188	Dillard's, JCPenney, Dick's Sporting Goods, HomeGoods, Party City
11.	Burlington Mall	MA	Burlington (Boston)	Fee and Ground Lease (2026) (7)	100.0%		Acquired 1998	93.0%	1,257,403	Macy's, Nordstrom, Crate & Barrel, Primark, Arhaus Furniture
12.	Cape Cod Mall	MA	Hyannis	Fee and Ground Leases (2029-2073) (7)	56.4	% (4)	Acquired 1999	89.8%	712,316	Macy's (8), Best Buy, Marshalls, Barnes & Noble, Regal Cinema, Target, Dick's Sporting Goods, Planet Fitness
13.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	93.1%	1,378,543	Macy's, Von Maur, JCPenney, Dick's Sporting Goods, AMC Theatres
14.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2027) (7)	100.0%		Built 1974	97.4%	1,244,921	Macy's, Dillard's (8), JCPenney, Sears, Cinemark Theatres
15.	Coconut Point	FL	Estero	Fee	50.0	% (4)	Built 2006	94.6%	1,122,671

Dillard's, Barnes & Noble (10), Best Buy, DSW, Office Max, PetSmart, Ross, T.J. Maxx, Super Target, Michael's, Total Wine & More, JoAnn Fabrics, Home Centric, PGA TOUR Superstore, Hyatt Place Coconut Point (15), TownePlace Suites by Marriott (15)

16.	College Mall	IN	Bloomington	Fee and Ground Lease (2048) (7)	100.0%		Built 1965	86.0%	610,243	Target, Dick's Sporting Goods, Fresh Thyme, Dave & Buster's (6)
17.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	95.0%	763,262	Macy's (8), JCPenney, Barnes & Noble, DSW, Home Goods, Dick's Sporting Goods, JoAnn Fabrics
18.	Copley Place	MA	Boston	Fee	94.4	% (11)	Acquired 2002	91.2%	1,258,499	Neiman Marcus, Saks Fifth Avenue Men's, Boston Marriott Copley Place (15), The Westin Copley Place (15)
19.	Coral Square	FL	Coral Springs (Miami)	Fee	97.2%		Built 1984	94.9%	944,930	Macy's (8), JCPenney, Kohl's
20.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	98.8%	932,823	Dillard's, Belk, Best Buy, Cost Plus World Market, Ross, Dick's Sporting Goods
21.	Dadeland Mall	FL	Miami	Fee	50.0	% (4)	Acquired 1997	98.6%	1,512,286	Saks Fifth Avenue, Macy's (8), JCPenney, AC Hotel by Marriott
22.	Del Amo Fashion Center	CA	Torrance (Los Angeles)	Fee	50.0	% (4)	Acquired 2007	94.3%	2,506,375	Nordstrom, Macy's (8), JCPenney, Marshalls, Barnes & Noble, JoAnn Fabrics, AMC Theatres, Dick's Sporting Goods, Dave & Buster's, Mitsuwa Marketplace
23.	Domain, The	TX	Austin	Fee	100.0%		Built 2006	91.8%	1,235,864	Neiman Marcus, Macy's, Dillard's, Dick's Sporting Goods, iPic Theaters, Arhaus Furniture, Punch Bowl Social, Westin Austin at The Domain, Lone Star Court (15), (16)
24.	Empire Mall	SD	Sioux Falls	Fee and Ground Lease (2033) (7)	100.0%		Acquired 1998	89.4%	1,168,222	Macy's, JCPenney, Hy-Vee, Dick's Sporting Goods, Crunch Fitness, Dillard's (6)
25.	Falls, The	FL	Miami	Fee	50.0	% (4)	Acquired 2007	97.8%	708,039	Macy's, Regal Cinema, The Fresh Market, LifeTime Athletic
26.	Fashion Centre at Pentagon City, The	VA	Arlington (Washington, DC)	Fee	42.5	% (4)	Built 1989	97.1%	1,035,830	Nordstrom, Macy's, The Ritz-Carlton (15)

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Larger Retailers and Uses
27.	Fashion Mall at Keystone, The	IN	Indianapolis	Fee and Ground Lease (2067) (7)	100.0%		Acquired 1997	97.2%	710,416	Saks Fifth Avenue, Crate & Barrel, Nordstrom, Keystone Art Cinema, Sheraton (15)
28.	Fashion Valley	CA	San Diego	Fee	50.0	% (4)	Acquired 2001	97.6%	1,728,913	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, JCPenney, AMC Theatres, Forever 21, The Container Store
29.	Firewheel Town Center	TX	Garland (Dallas)	Fee	100.0%		Built 2005	93.7%	996,102	Dillard's, Macy's, Barnes & Noble, DSW, AMC Theatres, Dick's Sporting Goods, Kids Empire/Hapik, Fairfield Inn by Marriott (14), (16)
30.	Florida Mall, The	FL	Orlando	Fee	50.0	% (4)	Built 1986	99.0%	1,726,423	Macy's, Dillard's, JCPenney, Sears, H&M, Zara, American Girl, Dick's Sporting Goods, Crayola Experience, Primark (6), The Florida Hotel and Conference Center (15)
31.	Forum Shops at Caesars Palace, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	98.7%	677,254	Caesars Palace Las Vegas Hotel and Casino (15)
32.	Galleria, The	TX	Houston	Fee	50.4	% (4)	Acquired 2002	94.8%	2,006,392	Saks Fifth Avenue, Neiman Marcus, Nordstrom, Macy's, The Westin Galleria (15), The Westin Oaks (15), Life Time Tennis
33.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%		Acquired 1979	98.4%	1,285,587	Macy's, Von Maur, JCPenney, Dick's Sporting Goods, Barnes & Noble, Regal Cinema, Dave & Buster's
34.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2067) (7)	100.0%		Acquired 1998	94.9%	1,251,801	Macy's, Dillard's, JCPenney, Belk
35.	King of Prussia	PA	King of Prussia (Philadelphia)	Fee	100.0%		Acquired 2003	96.2%	2,669,140	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Arhaus Furniture, Dick's Sporting Goods, Primark
36.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (2040) (7)	100.0%		Built 1976	99.6%	1,323,670	Macy's (8), Dillard's, JCPenney, Primark (6), Wingate by Wyndham (15)
37.	Lakeline Mall	TX	Cedar Park (Austin)	Fee	100.0%		Built 1995	96.2%	1,098,830	Dillard's (8), Macy's, JCPenney, AMC Theatres
38.	Lehigh Valley Mall	PA	Whitehall	Fee	50.0	% (4)	Acquired 2003	94.4%	1,197,641	Macy's, JCPenney, Boscov's, Barnes & Noble, Michael's, Dave & Buster's
39.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	99.5%	1,561,760	Neiman Marcus, Bloomingdale's, Macy's, JW Marriott (15), Hyatt Centric (14)
40.	Mall at Rockingham Park, The	NH	Salem (Boston)	Fee	28.2	% (4)	Acquired 1999	96.9%	1,063,692	JCPenney, Macy's, Dick's Sporting Goods, Cinemark Theatre
41.	Mall of Georgia	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	97.1%	1,839,287	Dillard's, Macy's, JCPenney, Belk, Dick's Sporting Goods, Barnes & Noble, Havertys Furniture, Regal Cinema, Von Maur
42.	Mall of New Hampshire, The	NH	Manchester	Fee and Ground Lease (2027-2029) (7)	56.4	% (4)	Acquired 1999	96.9%	803,161	Macy's, JCPenney, Best Buy, Dick's Sporting Goods, Dave & Buster's
43.	McCain Mall	AR	N. Little Rock	Fee	100.0%		Built 1973	94.4%	789,435	Dillard's, JCPenney, Regal Cinema
44.	Meadowood Mall	NV	Reno	Fee	50.0	% (4)	Acquired 2007	99.5%	927,444	Macy's (8), JCPenney, Dick's Sporting Goods, Crunch Fitness, Round 1
45.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	98.2%	1,275,426	Nordstrom, Macy's, Barnes & Noble, AMC Dine-In Theatre
46.	Miami International Mall	FL	Miami	Fee	47.8	% (4)	Built 1982	99.6%	1,080,615	Macy's (8), JCPenney,
47.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	99.9%	644,974	Dillard's (8), JCPenney, Ross, Dick's Sporting Goods
48.	Miller Hill Mall	MN	Duluth	Fee	100.0%		Built 1973	96.5%	833,741	JCPenney, Barnes & Noble, DSW, Dick's Sporting Goods, Essentia Health West, Essentia Health East
49.	North East Mall	TX	Hurst (Dallas)	Fee	100.0%		Built 1971	94.7%	1,644,996	Dillard's, Macy's, JCPenney, Dick's Sporting Goods, Cinemark Theatres
50.	Northshore Mall	MA	Peabody (Boston)	Fee	56.4	% (4)	Acquired 1999	91.7%	1,584,045	JCPenney, Nordstrom, Macy's (8), Barnes & Noble, Shaw's Grocery, The Container Store, Tesla Sales and Service, Life Time Athletic, L.L. Bean, Arhaus Furniture
51.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%		Acquired 1998	96.4%	889,661	Macy's, Boscov's, JCPenney, LA Fitness, HomeSense, Ulta
52.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	97.7%	1,230,541	Macy's, JCPenney, Dave & Buster's, Von Maur
53.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	96.8%	1,083,361	Macy's, Dillard's (8), JCPenney, AMC Theatres, The Container Store
54.	Pheasant Lane Mall	NH	Nashua	-	—	% (12)	Acquired 2002	97.3%	978,753	JCPenney, Target, Macy's, Dick's Sporting Goods

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Larger Retailers and Uses
55.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	94.3%	941,962	Saks Fifth Avenue, Nordstrom, AMC Theatres, Arhaus Furniture, Legoland Discovery Center, AC Hotel by Marriott, Life Time Athletic, Life Time Work, Nobu Hotel and Restaurant, (16)
56.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		Acquired 2004	87.3%	1,156,417	JCPenney, Tiendas Capri, Econo, T.J. Maxx, Caribbean Cinemas, Burlington
57.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2040) (7)	100.0%		Built 1972	90.0%	719,289	Dillard's, JCPenney, Cinemark Theatres, Kohl's, Dick's Sporting Goods, T.J. Maxx/HomeGoods
58.	Quaker Bridge Mall	NJ	Lawrenceville	Fee	50.0	% (4)	Acquired 2003	95.4%	1,080,938	Macy's, JCPenney
59.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	96.3%	1,243,804	Macy's, JCPenney, Raymour & Flanigan
60.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090) (7)	100.0%		Acquired 1998	98.8%	2,349,859	Bloomingdale's, Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, AMC Entertainment, XSport Fitness, Neiman Marcus, Primark, Residence Inn by Marriott
61.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	98.9%	1,233,079	JCPenney, Nordstrom, L.L. Bean, Macy's (8), Crate & Barrel, Dick's House of Sport (6)
62.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	96.2%	698,074	Macy's, Forever 21 (13)
63.	Shops at Chestnut Hill, The	MA	Chestnut Hill (Boston)	Fee	94.4%		Acquired 2002	99.4%	470,062	Bloomingdale's (8)
64.	Shops at Clearfork, The	TX	Fort Worth	Fee	45.0	% (4)	Built 2017	95.1%	556,703	Neiman Marcus, Arhaus Furniture, AMC Theatres, Pinstripes, (16)
65.	Shops at Crystals, The	NV	Las Vegas	Fee	50.0	% (4)	Acquired 2016	97.4%	273,171	Aria Resort and Casino (15)
66.	Shops at Mission Viejo, The	CA	Mission Viejo (Los Angeles)	Fee	51.0	% (4)	Built 1979	97.5%	1,260,952	Nordstrom, Macy's (8), Dick's Sporting Goods
67.	Shops at Nanuet, The	NY	Nanuet	Fee	100.0%		Redeveloped 2013	75.5%	757,652	Regal Cinema, 24 Hour Fitness, At Home, Stop & Shop
68.	Shops at Riverside, The	NJ	Hackensack (New York)	Fee	100.0%		Acquired 2007	92.3%	726,132	Bloomingdale's, Barnes & Noble, Arhaus Furniture, AMC Theatres, Life Time Studio
69.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	25.0	% (4) (2)	Acquired 1995	97.7%	1,249,209	Macy's (8), Dick's Sporting Goods, Barnes & Noble, L.L. Bean, Primark (6), Stony Brook Medical (6)
70.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	97.1%	1,123,907	Macy's (8), Barnes & Noble, AMC Cinemas, Dick's Sporting Goods, Target, DSW, Ulta, Von Maur (6), Ashley HomeStore (6)
71.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	94.8%	1,590,586	Macy's, Sears, Nordstrom, Target, Primark
72.	Southdale Center	MN	Edina (Minneapolis)	Fee	100.0%		Acquired 2007	86.8%	1,148,722	Macy's, AMC Theatres, Dave & Buster's, RH Minneapolis, Life Time Athletic, Life Time Work/Sport, Kowalski's Market (6), Homewood Suites by Hilton, (16)
73.	SouthPark	NC	Charlotte	Fee and Ground Lease (2040) (9)	100.0%		Acquired 2002	98.8%	1,685,220	Neiman Marcus, Nordstrom, Macy's, Dillard's, Belk, Dick's Sporting Goods, Crate & Barrel, The Container Store, (16)
74.	Springfield Mall (1)	PA	Springfield (Philadelphia)	Fee	50.0	% (4)	Acquired 2005	91.9%	610,322	Macy's, Target
75.	St. Charles Towne Center	MD	Waldorf (Washington, DC)	Fee	100.0%		Built 1990	82.4%	980,164	Macy's (8), JCPenney, Kohl's, Dick Sporting Goods, AMC Theatres
76.	St. Johns Town Center	FL	Jacksonville	Fee	50.0	% (4)	Built 2005	97.5%	1,444,638	Nordstrom, Dillard's, Arhaus Furniture, Dick's Sporting Goods, Barnes & Noble, RH Jacksonville, Homewood Suites by Hilton (15), AC Hotel by Marriott (6)
										Target, Ashley Furniture Home Store, Ross, DSW, JoAnn Fabrics, PetsMart, Marshalls
77.	Stanford Shopping Center	CA	Palo Alto (San Jose)	Ground Lease (2064)	94.4	% (11)	Acquired 2003	99.0%	1,291,823	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Crate and Barrel, The Container Store, Wilkes Bashford, RH Palo Alto (6)
78.	Stoneridge Shopping Center	CA	Pleasanton (San Francisco)	Fee	49.9	% (4)	Acquired 2007	96.5%	1,299,721	Macy's (8), JCPenney, Arhaus Furniture (6)
79.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	92.8%	774,346	Dillard's (8), Macy's, Arhaus Furniture
80.	Tacoma Mall	WA	Tacoma (Seattle)	Fee	100.0%		Acquired 1987	90.1%	1,249,153	Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, Nordstrom Rack, Total Wine and More, Ulta, Kohl's
81.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	86.5%	864,759	Macy's, JCPenney, Kohl's, Dick's Sporting Goods, Malibu Jack's

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA		Selected Larger Retailers and Uses
82.	Town Center at Boca Raton	FL	Boca Raton (Miami)	Fee	100.0%		Acquired 1998	99.1%	1,778,036		Saks Fifth Avenue, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Crate & Barrel, The Container Store, Joseph's Classic Market, Arhaus Furniture
83.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	99.6%	1,157,209		Dillard's, Von Maur, JCPenney, Round 1, Scheels
84.	Treasure Coast Square	FL	Jensen Beach	Fee	100.0%		Built 1987	92.1%	875,028		Macy's, Dillard's, JCPenney, Regal Cinema
85.	Tyrone Square	FL	St. Petersburg (Tampa)	Fee	100.0%		Built 1972	89.6%	960,452		Macy's, Dillard's, JCPenney, DSW, Cobb 10 Luxury Theatres, Dick's Sporting Goods, Hitchcock's Green Market, PetSmart
86.	University Park Mall	IN	Mishawaka	Fee	100.0%		Built 1979	96.9%	917,498		Macy's, JCPenney, Barnes & Noble
87.	Walt Whitman Shops	NY	Huntington Station (New York)	Fee and Ground Lease (2052) (7)	100.0%		Acquired 1998	96.9%	1,083,139		Saks Fifth Avenue, Bloomingdale’s, Macy’s
88.	West Town Mall	TN	Knoxville	Fee and Ground Lease (2042)	50.0	% (4)	Acquired 1991	97.7%	1,281,179		Belk (8), Dillard’s, JCPenney, Regal Cinebarre Theatre, Dick's House of Sport, Tesla Sales and Service
89.	Westchester, The	NY	White Plains (New York)	Fee	40.0	% (4)	Acquired 1997	95.5%	805,159		Neiman Marcus, Nordstrom, Crate and Barrel, Arhaus Furniture
90.	White Oaks Mall	IL	Springfield	Fee	88.6%		Built 1977	71.8%	925,366		Macy's, Dick's Sporting Goods, LA Fitness, Michael's, State of Illinois Department of Central Management Services (6)
91.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	97.5%	1,151,424		Macy's, Dillard's, JCPenney, Malco Theatres, Courtyard by Marriott (14)
92.	Woodfield Mall	IL	Schaumburg (Chicago)	Fee	50.0	% (4)	Acquired 2012	98.3%	2,151,130		Nordstrom, Macy's, JCPenney, Enterrium, Peppa Pig World of Play, Primark
93.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%		Acquired 2002	96.4%	1,237,510		Macy's, Dillard's, JCPenney, Scheel's (6), Holiday Inn Express (15), Courtyard by Marriott (15)
	Total Mall GLA								106,219,207	(18)

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
	Premium Outlets
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis)	Fee	100.0%		Acquired 2004	98.8%	309,095	Coach, Gap Outlet, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Under Armour
2.	Allen Premium Outlets	TX	Allen (Dallas)	Fee	100.0%		Acquired 2004	100.0%	548,455

Adidas, Armani Outlet, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Staybridge Suites (14), The North Face, Tommy Hilfiger, Tory Burch, Under Armour

3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%		Acquired 2004	86.3%	265,970	Calvin Klein, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour
4.	Birch Run Premium Outlets	MI	Birch Run (Detroit)	Fee	100.0%		Acquired 2010	98.0%	593,316	Adidas, Calvin Klein, Coach, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Pottery Barn/Williams-Sonoma Outlet, Tommy Hilfiger, The North Face, Under Armour
5.	Camarillo Premium Outlets	CA	Camarillo (Los Angeles)	Fee	100.0%		Acquired 2004	99.7%	691,550

Adidas, Calvin Klein, Coach, Columbia Sportswear, Giorgio Armani, H&M, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

6.	Carlsbad Premium Outlets	CA	Carlsbad (San Diego)	Fee	100.0%		Acquired 2004	100.0%	288,893	Adidas, Calvin Klein, Coach, Gap Factory, Kate Spade New York, Michael Kors, Nike Unite, Polo Ralph Lauren, Tory Burch, Under Armour
7.	Carolina Premium Outlets	NC	Smithfield (Raleigh)	Fee	100.0%		Acquired 2004	99.5%	438,713	Adidas, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
8.	Charlotte Premium Outlets	NC	Charlotte	Fee	50.0	% (4)	Built 2014	99.1%	398,656	Adidas, Coach, Columbia Sportswear, Gap Outlet, Guess, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Under Armour
9.	Chicago Premium Outlets	IL	Aurora (Chicago)	Fee	100.0%		Built 2004	99.1%	687,048	Adidas, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Pottery Barn Outlet, Saks Fifth Avenue Off 5th, Under Armour
10.	Cincinnati Premium Outlets	OH	Monroe (Cincinnati)	Fee	100.0%		Built 2009	98.3%	398,986	Adidas, Calvin Klein, Coach, Gap Outlet, J.Crew, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Tory Burch, Under Armour
11.	Clarksburg Premium Outlets	MD	Clarksburg (Washington, DC)	Fee	66.0	% (4)	Built 2016	93.8%	389,983

Armani Outlet, A/X Armani Exchange, Adidas, Calvin Klein, Coach, Columbia Sportswear, Express, Kate Spade New York, Lafayette 148 New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Tommy Hilfiger, Tory Burch, Under Armour, Vince

12.	Clinton Premium Outlets	CT	Clinton	Fee	100.0%		Acquired 2004	99.6%	276,225	Adidas, Calvin Klein, Coach, Gap Outlet, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Under Armour
13.	Denver Premium Outlets	CO	Thornton (Denver)	Fee	100.0%		Built 2018	100.0%	328,101

Adidas, A/X Armani Exchange, Calvin Klein, Coach, Gap Outlet, H&M, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Tory Burch, Under Armour, Vineyard Vines, Staybridge Suites (15)

14.	Desert Hills Premium Outlets	CA	Cabazon (Palm Springs)	Fee	100.0%		Acquired 2004	99.8%	656,108

Alexander McQueen, Armani Outlet, Balenciaga, Bottega Veneta, Brunello Cucinelli, Burberry, Coach, Fendi, Ferragamo, Gucci, Jimmy Choo, Loro Piana, Marc Jacobs, Moncler, Neiman Marcus Last Call, Nike, Polo Ralph Lauren, Prada, Saint Laurent, Saks Fifth Avenue Off 5th, Stuart Weitzman, Tory Burch, Valentino, Zegna

15.	Ellenton Premium Outlets	FL	Ellenton (Tampa)	Fee	100.0%		Acquired 2010	98.0%	477,158	Adidas, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Under Armour
16.	Finger Lakes Premium Outlets	NY	Waterloo	Fee	100.0%		Acquired 2004	78.6%	422,403

American Eagle Outfitters, Banana Republic, Brooks Brothers, Calvin Klein, Chico’s, Coach, Columbia Sportswear, H&M, J.Crew, Kate Spade New York, Levi's, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Under Armour

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest		Year Built
				(Expiration if	Legal	Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership	Acquired	Occupancy (5)	Total GLA	Selected Tenants
17.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%	Acquired 2004	89.4%	298,818	Adidas, Banana Republic, Calvin Klein, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Tommy Hilfiger, Under Armour
18.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%	Acquired 2004	84.3%	578,478	Adidas, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger
19.	Gloucester Premium Outlets	NJ	Blackwood (Philadelphia)	Fee	66.7%	Built 2015	95.9%	378,518

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Columbia Sportswear, Gap Outlet, Guess, Levi's, J. Crew, Loft Outlet, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Under Armour, Vera Bradley

20.	Grand Prairie Premium Outlets	TX	Grand Prairie (Dallas)	Fee	100.0%	Built 2012	98.5%	423,465

Banana Republic, Bloomingdale's The Outlet Store, Coach, Columbia Sportswear, Kate Spade New York, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Bahama, Tommy Hilfiger, Under Armour

21.	Grove City Premium Outlets	PA	Grove City (Pittsburgh)	Fee	100.0%	Acquired 2010	86.3%	531,156	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Guess (13), J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour
22.	Gulfport Premium Outlets	MS	Gulfport	Ground Lease (2059)	100.0%	Acquired 2010	94.4%	300,213	Banana Republic, Chico's, Coach, Gap Outlet, H&M, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
23.	Hagerstown Premium Outlets	MD	Hagerstown (Baltimore/Washington, DC)	Fee	100.0%	Acquired 2010	67.9%	485,646	Adidas, American Eagle Outfitters, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Kate Spade New York, Loft Outlet, The North Face, Under Armour
24.	Houston Premium Outlets	TX	Cypress (Houston)	Fee	100.0%	Built 2008	100.0%	548,311

Ann Taylor, Armani Outlet, A/X Armani Exchange, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Gap Outlet, Holiday Inn Express (15), Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Tory Burch, Victoria's Secret

25.	Indiana Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%	Acquired 2004	99.2%	378,015	Adidas, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
26.	Jackson Premium Outlets	NJ	Jackson (New York)	Fee	100.0%	Acquired 2004	92.1%	285,595	Adidas, American Eagle Outfitters, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Loft Outlet, Kate Spade New York, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
27.	Jersey Shore Premium Outlets	NJ	Tinton Falls (New York)	Fee	100.0%	Built 2008	99.0%	434,644

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour, Vineyard Vines

28.	Johnson Creek Premium Outlets	WI	Johnson Creek	Fee	100.0%	Acquired 2004	89.1%	277,663	Adidas, Banana Republic, Calvin Klein, Gap Outlet, Loft Outlet, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
29.	Kittery Premium Outlets	ME	Kittery	Fee and Ground Lease (2049) (7)	100.0%	Acquired 2004	84.1%	259,448

Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Express Factory Outlet, Gap Outlet, J.Crew, Kate Spade New York, New Balance, Nike, Polo Ralph Lauren, Tommy Hilfiger, Tumi

30.	Las Americas Premium Outlets	CA	San Diego	Fee	100.0%	Acquired 2007	96.7%	689,339

Adidas, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Giorgio Armani, Guess, Kate Spade New York, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour

31.	Las Vegas North Premium Outlets	NV	Las Vegas	Fee	100.0%	Built 2003	99.5%	675,814

All Saints, Armani Outlet, A/X Armani Exchange, Banana Republic, Burberry, Canali, CH Carolina Herrera, Cheesecake Factory, Coach, David Yurman, Dolce & Gabbana, Etro, Jimmy Choo, John Varvatos, Lululemon, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Roberto Cavalli, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Shake Shack, Tory Burch

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
32.	Las Vegas South Premium Outlets	NV	Las Vegas	Fee	100.0%		Acquired 2004	99.6%	535,669

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour

33.	Lee Premium Outlets	MA	Lee	Fee	100.0%		Acquired 2010	93.0%	224,753	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Kate Spade New York, Levi's, Loft Outlet, Michael Kors, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Under Armour
34.	Leesburg Premium Outlets	VA	Leesburg (Washington, DC)	Fee	100.0%		Acquired 2004	99.1%	478,218

Adidas, Ann Taylor, Armani Outlet, A/X Armani Exchange, Brooks Brothers, Burberry, Coach, Columbia Sportswear, J.Crew,  Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, RH Outlet (13), Salvatore Ferragamo, Tory Burch, Under Armour, Vineyard Vines, Williams-Sonoma

35.	Lighthouse Place Premium Outlets	IN	Michigan City (Chicago, IL)	Fee	100.0%		Acquired 2004	88.2%	454,790	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, Guess, H&M, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour
36.	Merrimack Premium Outlets	NH	Merrimack	Fee	100.0%		Built 2012	99.7%	408,849

Ann Taylor, Banana Republic, Barbour, Bloomingdale's The Outlet Store, Brooks Brothers, Calvin Klein, Coach, J.Crew, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Tory Burch, Under Armour, Vineyard Vines

37.	Napa Premium Outlets	CA	Napa	Fee	100.0%		Acquired 2004	92.8%	178,899	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger
38.	Norfolk Premium Outlets	VA	Norfolk	Fee	65.0	% (4)	Built 2017	94.0%	332,284

A/X Armani Exchange, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, H&M, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Puma, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

39.	North Bend Premium Outlets	WA	North Bend (Seattle)	Fee	100.0%		Acquired 2004	84.9%	189,132	Banana Republic, Coach, Gap Outlet, Levi's, Kate Spade New York, Michael Kors, Nike, Skechers, Under Armour
40.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%		Acquired 2004	96.9%	540,672

Ann Taylor, Armani Outlet, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Pottery Barn, The North Face, Tommy Hilfiger, Tory Burch, West Elm, Williams-Sonoma

41.	Orlando International Premium Outlets	FL	Orlando	Fee	100.0%		Acquired 2010	100.0%	774,234

Adidas, Armani Outlet, Calvin Klein, Carhartt, Coach, Columbia Sportswear, H&M,  J.Crew, Karl Lagerfeld, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, St. John, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

42.	Orlando Vineland Premium Outlets	FL	Orlando	Fee	100.0%		Acquired 2004	98.4%	657,454

Adidas, All Saints, Armani Outlet, Bally, Bottega Veneta, Brunello Cucinelli, Burberry, Calvin Klein, Carolina Herrera, Coach, Ermenegildo Zegna, Jimmy Choo, Kate Spade New York, Lacoste, Lululemon, Michael Kors, Nike, Prada, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, TAG Heuer, The North Face, Tod's, Tommy Hilfiger, Tory Burch, Under Armour, Versace

43.	Petaluma Village Premium Outlets	CA	Petaluma (San Francisco)	Fee	100.0%		Acquired 2004	92.2%	201,656	Adidas, Banana Republic, Brooks Brothers, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger
44.	Philadelphia Premium Outlets	PA	Limerick (Philadelphia)	Fee	100.0%		Built 2007	96.6%	549,092

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, H&M, J.Crew, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, RH Outlet (13), The North Face, Tommy Hilfiger, Tory Burch, Under Armour

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
45.	Phoenix Premium Outlets	AZ	Chandler (Phoenix)	Ground Lease (2077)	100.0%		Built 2013	99.8%	356,511

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Factory Store, Guess, Kate Spade New York, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Bahama, Tommy Hilfiger, Tumi, Under Armour

46.	Pismo Beach Premium Outlets	CA	Pismo Beach	Fee	100.0%		Acquired 2010	100.0%	147,603	Calvin Klein, Coach, Guess, Kate Spade New York, Levi's, Nike, Polo Ralph Lauren, Skechers, Tommy Hilfiger
47.	Pleasant Prairie Premium Outlets	WI	Pleasant Prairie (Chicago, IL/Milwaukee)	Fee	100.0%		Acquired 2010	94.1%	402,524

Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, Kate Spade New York, J.Crew, Lacoste, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

48.	Pocono Premium Outlets	PA	Tannersville	Fee and Ground Lease (2029) (7)	100.0%		Acquired 2004	100.0%	411,901

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Johnny Rockets, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour, Vera Bradley

49.	Puerto Rico Premium Outlets	PR	Barceloneta	Fee	100.0%		Acquired 2010	99.6%	353,166	Adidas, Calvin Klein, Coach, Gap Outlet, Invicta, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Puma, Tommy Hilfiger
50.	Queenstown Premium Outlets	MD	Queenstown (Baltimore)	Fee	100.0%		Acquired 2010	89.4%	289,748

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, St. John, Tommy Bahama, Under Armour

51.	Rio Grande Valley Premium Outlets	TX	Mercedes (McAllen)	Fee	100.0%		Built 2006	92.9%	603,987

Adidas, Ann Taylor, Armani Outlet, A/X Armani Exchange, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, H&M, Kate Spade New York, Levi's, Michael Kors, Nike, Pandora, Polo Ralph Lauren, Tommy Hilfiger, Under Armour

52.	Round Rock Premium Outlets	TX	Round Rock (Austin)	Fee	100.0%		Built 2006	99.4%	498,431

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Duluth Trading Company, Gap Outlet, J.Crew, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour, Embassy Suites (15), (16)

53.	San Francisco Premium Outlets	CA	Livermore (San Francisco)	Fee and Ground Lease (2026) (9)	100.0%		Built 2012	99.3%	697,173

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

54.	San Marcos Premium Outlets	TX	San Marcos (Austin/San Antonio)	Fee	100.0%		Acquired 2010	95.4%	737,818

Armani Outlet, Banana Republic, Burberry, CH Carolina Herrera, Gucci, J. Crew, Jimmy Choo, Kate Spade New York, Lacoste, Lululemon, Neiman Marcus Last Call, Marc Jacobs, Michael Kors, Pandora, Polo Ralph Lauren, Pottery Barn, Prada, Saint Laurent Paris, Salvatore Ferragamo, Stuart Weitzman, The North Face, Tommy Bahama, Tory Burch, Versace, Vineyard Vines

55.	Seattle Premium Outlets	WA	Tulalip (Seattle)	Ground Lease (2079)	100.0%		Built 2005	99.3%	554,521

Adidas, Ann Taylor, Arc'teryx, Armani Outlet, Banana Republic, Burberry, Calvin Klein, Coach, Columbia Sportswear, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Stuart Weitzman, The North Face, Tommy Bahama, Tommy Hilfiger, Tory Burch, Under Armour

56.	Silver Sands Premium Outlets	FL	Destin	Fee	50.0	% (4)	Acquired 2012	91.1%	448,412

Adidas, Banana Republic, Brooks Brothers, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Puma, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Tory Burch, Under Armour, Vera Bradley

57.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonville)	Fee	100.0%		Acquired 2004	100.0%	327,894

Adidas,  Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet,  J.Crew, Kate Spade New York, Lucky Brand, Nike, Polo Ralph Lauren, Puma, St. John, Tommy Hilfiger, Under Armour

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
58.	St. Louis Premium Outlets	MO	St. Louis (Chesterfield)	Fee	60.0	% (4)	Built 2013	97.9%	351,174	Adidas, Ann Taylor, Brooks Brothers, Coach, Gap Outlet, H&M, J. Crew, Kate Spade New York, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Puma, Tommy Hilfiger, Ugg, Under Armour, Vera Bradley
59.	Tampa Premium Outlets	FL	Lutz (Tampa)	Fee	100.0%		Built 2015	100.0%	460,387

Adidas, A/X Armani Outlet, Banana Republic, BJ's Restaurant and Brewhouse, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J. Crew, Kate Spade New York, Lucky Brand, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Puma, Saks 5th Avenue Off 5th, Tommy Hilfiger, Tumi, Under Armour

60.	Tanger Outlets - Columbus (1)	OH	Sunbury (Columbus)	Fee	50.0	% (4)	Built 2016	98.6%	355,282	Banana Republic, Brooks Brothers, Coach, Kate Spade New York, Nike, Polo Ralph Lauren, Under Armour
61.	Tanger Outlets - Galveston/Houston (1)	TX	Texas City	Fee	50.0	% (4)	Built 2012	94.5%	352,706	Banana Republic, Brooks Brothers, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Tommy Hilfiger
62.	Tucson Premium Outlets	AZ	Marana (Tucson)	Fee	100.0%		Built 2015	86.0%	367,200

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, Johnny Rockets, Levi’s, Michael Kors, Nike, Polo Ralph Lauren, Saks 5th Avenue Off 5th, Skechers, Tommy Hilfiger, Under Armour

63.	Twin Cities Premium Outlets	MN	Eagan	Fee	35.0	% (4)	Built 2014	97.4%	409,125

Adidas, Ann Taylor, Armani Outlet, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J. Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Talbots,  Under Armour

64.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%		Acquired 2004	95.9%	447,309

Adidas, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Skechers, The North Face, Tommy Hilfiger, Under Armour, West Elm Outlet

65.	Waikele Premium Outlets	HI	Waipahu (Honolulu)	Fee	100.0%		Acquired 2004	96.4%	219,375	Adidas, Armani Outlet, Calvin Klein, Coach, Furla, Kate Spade New York, Michael Kors, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Swarovski, Tommy Hilfiger, Tory Burch
66.	Williamsburg Premium Outlets	VA	Williamsburg	Fee	100.0%		Acquired 2010	93.8%	518,964

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, J.Crew, Kate Spade New York, Levi's, Loft Outlet, Michael Kors, New Balance, Nike, Pandora, Polo Ralph Lauren, Puma, The North Face, Timberland, Tommy Bahama, Tommy Hilfiger, Under Armour, Vera Bradley, Vineyard Vines

67.	Woodburn Premium Outlets	OR	Woodburn (Portland)	Fee	100.0%		Acquired 2013	100.0%	389,414	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, Levi's, Michael Kors, Nike, The North Face, Polo Ralph Lauren, Tommy Hilfiger, Tory Burch, Under Armour
68.	Woodbury Common Premium Outlets	NY	Central Valley (New York)	Fee	100.0%		Acquired 2004	99.2%	915,673

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

69.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%		Acquired 2004	98.5%	672,939

Adidas, All Saints, Armani Outlet, Banana Republic, Bloomingdale's The Outlet Store, Brooks Brothers, Burberry, Calvin Klein, Coach, David Yurman, Gucci, Karl Lagerfeld, Kate Spade New York, Lacoste, Lululemon, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Puma, RH Outlet (13), Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Theory, Tommy Hilfiger, Tory Burch, Under Armour, Vineyard Vines

	Total U.S. Premium Outlets GLA								30,530,722

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
	The Mills
1.	Arizona Mills	AZ	Tempe (Phoenix)	Fee	100.0%		Acquired 2007	99.6%	1,221,034	Marshalls, Burlington, Ross, Harkins Cinemas & IMAX, Sea Life Center, Conn's, Legoland, Forever 21, dd's Discounts, Going, Going, Gone by Dick's Sporting Goods, Rainforest Café
2.	Arundel Mills	MD	Hanover (Baltimore)	Fee	59.3	% (4)	Acquired 2007	100.0%	1,950,996

Bass Pro Shops Outdoor World, Burlington, Dave & Buster's, Medieval Times, Saks Fifth Avenue Off 5th, Off Broadway Shoe Warehouse, T.J. Maxx, Cinemark Egyptian 24 Theatres, Live! Casino Hotel, Forever 21, Ulta, Sun & Ski, Primark

3.	Colorado Mills	CO	Lakewood (Denver)	Fee	37.5	% (4)	Acquired 2007	98.3%	1,365,975

Forever 21, Off Broadway Shoe Warehouse, Super Target, United Artists Theatre, Burlington, H&M, Dick's Sporting Goods, Rodz & Bodz Museum Movie Cars & More, Slick City Action Park, 2nd & Charles, Springhill Suites (15)

4.	Concord Mills	NC	Concord (Charlotte)	Fee	59.3	% (4)	Acquired 2007	99.8%	1,367,028

Bass Pro Shops Outdoor World, Burlington, Dave & Buster's, Nike Factory Store, Off Broadway Shoes, AMC Theatres, Best Buy, Forever 21, Sea Life Center, H&M, Dick's Sporting Goods, Alex Baby & Toy, Primark (6)

5.	Grapevine Mills	TX	Grapevine (Dallas)	Fee	59.3	% (4)	Acquired 2007	97.8%	1,781,167

Burlington, Marshalls, Saks Fifth Avenue Off 5th, AMC Theatres, Sun & Ski Sports, Neiman Marcus Last Call, Legoland Discovery Center, Sea Life Center, Ross, H&M, Round 1 Entertainment, Fieldhouse USA, Rainforest Café, Meow Wolf, Macy's Backstage, Springhill Suites (15), Hyatt Place (15), Hawthorn (15)

6.	Great Mall	CA	Milpitas (San Jose)	Fee and Ground Lease (2049) (7)	100.0%		Acquired 2007	100.0%	1,364,646	Camille La Vie, Kohl's, Dave & Buster's, Burlington, Marshalls, Saks Fifth Avenue Off 5th, Nike Factory Store, Century Theatres, Dick's Sporting Goods, Legoland Discovery Center
7.	Gurnee Mills	IL	Gurnee (Chicago)	Fee	100.0%		Acquired 2007	92.2%	1,863,441

Bass Pro Shops Outdoor World, Burlington, Kohl's, Marshalls Home Goods, Marcus Cinemas, Value City Furniture, Off Broadway Shoe Warehouse, Macy's, Floor & Decor, Dick's Sporting Goods, Rainforest Café, The Room Place, 2nd & Charles, Hobby Lobby, Round 1 (6)

8.	Katy Mills	TX	Katy (Houston)	Fee	62.5	% (4) (2)	Acquired 2007	99.8%	1,681,020	Bass Pro Shops Outdoor World, Books-A-Million, Burlington, Marshalls, Saks Fifth Avenue Off 5th, Sun & Ski Sports, AMC Theatres, Tilt, Ross, H&M, RH Outlet, Rainforest Café, Slick City (6)
9.	Mills at Jersey Gardens, The	NJ	Elizabeth	Fee	100.0%		Acquired 2015	100.0%	1,304,813

Burlington, Cohoes, Forever 21, AMC Theatres, Marshalls, Nike Factory Store, Saks 5th Avenue Off 5th, H&M, Tommy Hilfiger, Bloomingdale's Outlet, Potterty Barn Outlet, Primark, Residence Inn (15), Courtyard by Marriott (15), Embassy Suites (15), Country Inn & Suites (15)

10.	Ontario Mills	CA	Ontario (Riverside)	Fee	50.0	% (4)	Acquired 2007	99.9%	1,419,968

Burlington, Nike Factory Store, Marshalls, Saks Fifth Avenue Off 5th, Nordstrom Rack, Dave & Buster's, Camille La Vie, Sam Ash Music, AMC Theatres, Forever 21, Uniqlo, Skechers Superstore, Rainforest Café, Nitori, Pottery Barn + West Elm Outlet

11.	Opry Mills	TN	Nashville	Fee	100.0%		Acquired 2007	99.3%	1,174,624	Regal Cinema & IMAX, Dave & Buster's, Sun & Ski, Bass Pro Shops Outdoor World, Forever 21, H&M, Madame Tussauds, TJ Maxx, Rainforest Café, Aquarium Restaurant
12.	Outlets at Orange, The	CA	Orange (Los Angeles)	Fee	100.0%		Acquired 2007	99.3%	867,118	Dave & Buster’s, Saks Fifth Avenue Off 5th, AMC Theatres, Neiman Marcus Last Call, Nordstrom Rack, Bloomingdale's the Outlet Store, Guitar Center, Nike Factory Store
13.	Potomac Mills	VA	Woodbridge (Washington, DC)	Fee	100.0%		Acquired 2007	92.8%	1,553,466	Marshalls, T.J. Maxx, JCPenney, Burlington, Nordstrom Rack, Saks Fifth Avenue Off 5th Outlet, Costco Warehouse, AMC Theatres, Bloomingdale's Outlet, Buy Buy Baby/and That!, Round 1
14.	Sawgrass Mills	FL	Sunrise (Miami)	Fee	100.0%		Acquired 2007	94.8%	2,367,433

BrandsMart USA, Burlington, Marshalls, Neiman Marcus Last Call, Nordstrom Rack, Saks Fifth Avenue Off 5th, Super Target, T.J. Maxx, Regal Cinema, Bloomingdale's Outlet, Dick's Sporting Goods, Primark, HomeSense, AC Hotel by Marriott

	Total Mills Properties GLA								21,282,729

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)		Total GLA		Selected Tenants
	Lifestyle Centers
1.	ABQ Uptown	NM	Albuquerque	Fee	100.0%		Acquired 2011	96.2%		228,751		Anthropologie, Apple, Pottery Barn
2.	Hamilton Town Center	IN	Noblesville (Indianapolis)	Fee	50.0	% (4)	Built 2008	100%		675,606		JCPenney, Dick's Sporting Goods, DSW, Emagine Noblesville, Total Wine & More, BJ's Wholesale, Big Blue Swim School, Ross Dress for Less, Nordstrom Rack (6)
3.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1	% (4)	Acquired 1999	87.1%		861,456		Marshalls, Target, Kohl's, Best Buy, Staples, AMC Theatres, Nordstrom Rack, Off Broadway Shoes, Sky Zone, Total Wine & More, Aldi
4.	Northgate Station	WA	Seattle	Fee	100.0%		Redeveloped 2021	N/A	(17)	416,622	(17)	Kraken Community Iceplex, Barnes & Noble, Nordstrom Rack, Residence Inn by Marriott (6)
5.	Pier Park	FL	Panama City Beach	Fee	65.6	% (4)	Built 2008	98.8%		946,945		Dillard's, JCPenney, Target, Grand Theatres, Ron Jon Surf Shop, Margaritaville, Marshalls, Dave & Buster's, Skywheel
6.	University Park Village	TX	Fort Worth	Fee	100.0%		Acquired 2015	96.4%		170,740		Anthropologie, Apple, Pottery Barn
	Total Lifestyle Centers GLA									3,300,120

	Other Properties
1 - 11.	Other Properties									7,662,259
12 - 13.	TMLP						Acquired 2007			2,774,661
	Total Other GLA									10,436,920	(18)
	Total U.S. Properties GLA									171,769,698

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
	Domestic Taubman
1.	Beverly Center	CA	Los Angeles	Ground Lease (2054)	84.0	% (4)	Acquired 2020	85.0%	780,000	Bloomingdale's, Macy's
2.	Cherry Creek Shopping Center	CO	Denver	Ground Lease (2083)	42.0	% (4)	Acquired 2020	95.4%	1,038,000	Macy's, Neiman Marcus, Nordstrom
3.	City Creek Center	UT	Salt Lake City	Ground Lease (2082)	84.0	% (4)	Acquired 2020	96.6%	623,000	Macy's, Nordstrom
4.	Country Club Plaza	MO	Kansas City	Fee	42.0	% (4)	Acquired 2020	80.3%	971,000	Barnes & Noble, Brio Italian, Banana Republic
5.	Dolphin Mall	FL	Miami	Fee	84.0	% (4)	Acquired 2020	97.1%	1,436,000	Bass Pro Shops, Cobb Theatres, Burlington, Dave & Busters, Vivo!
6.	Fair Oaks Mall	VA	Fairfax	Fee	42.0	% (4)	Acquired 2020	95.0%	1,560,000	JC Penney, Macy's (8), Dicks Sporting Goods
7.	Gardens Mall, The	FL	Palm Beach Gardens	Fee	42.0	% (4)	Acquired 2020	95.9%	1,383,000	Bloomingdale's, Macy's, Nordstrom, Saks Fifth Avenue, Sears
8.	Gardens on El Paseo, The	CA	Palm Desert	Fee	84.0	% (4)	Acquired 2020	94.6%	237,000	Saks Fifth Avenue
9.	Great Lakes Crossing Outlets	MI	Auburn Hills	Fee	84.0	% (4)	Acquired 2020	98.3%	1,356,000	AMC Theatre, Bass Pro Shops, Burlington, Round 1, Nordstrom Rack
10.	International Market Place	HI	Waikiki (Honolulu)	Ground Lease (2091)	78.5	% (4)	Acquired 2020	91.5%	341,000	Anthropologie, Balenciaga, Burberry, StripSteak
11.	International Plaza	FL	Tampa	Ground Lease (2080)	42.1	% (4)	Acquired 2020	95.5%	1,177,000	Dillard's, Neiman Marcus, Nordstrom, LifeTime Fitness
12.	Mall at Green Hills, The	TN	Nashville	Fee	84.0	% (4)	Acquired 2020	95.9%	1,036,000	Dillard's, Macy's, Nordstrom
13.	Mall at Millenia, The	FL	Orlando	Fee	42.0	% (4)	Acquired 2020	97.5%	1,113,000	Bloomingdale's, Macy's, Neiman Marcus
14.	Mall at Short Hills, The	NJ	Short Hills	Fee	84.0	% (4)	Acquired 2020	96.4%	1,411,000	Bloomingdale's, Macy's, Neiman Marcus, Nordstrom, Industrious
15.	Mall at University Town Center, The	FL	Sarasota	Fee	42.0	% (4)	Acquired 2020	97.1%	867,000	Dillard's, Macy's, Saks Fifth Avenue
16.	Mall of San Juan, The	PR	San Juan	Fee	79.8	% (4)	Acquired 2020	90.5%	628,000	H&M, Zara, Pottery Barn, Urban Outfitters, Anthropologie
17.	Sunvalley	CA	Concord	Ground Lease (2061)	42.0	% (4)	Acquired 2020	98.3%	1,324,000	JC Penney, Macy's (8), Sears
18.	Twelve Oaks Mall	MI	Novi	Fee	84.0	% (4)	Acquired 2020	95.8%	1,517,000	JC Penney, Macy's, Nordstrom
19.	Waterside Shops	FL	Naples	Fee	42.0	% (4)	Acquired 2020	96.3%	335,000	Saks Fifth Avenue
20.	Westfarms	CT	West Hartford	Fee	66.3	% (4)	Acquired 2020	95.9%	1,268,000	JC Penney, Macy's (8), Nordstrom
	Total Domestic Taubman Properties GLA								20,401,000

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

United States Lease Expirations

The following table summarizes lease expiration data for our U.S. malls and Premium Outlets, including Puerto Rico, as of December 31, 2023. The data presented does not consider the impact of renewal options that may be contained in leases and excludes data related to TRG.

U.S. MALLS AND PREMIUM OUTLETS LEASE EXPIRATIONS (1)

			Avg. Base	Percentage of Gross
	Number of		Minimum Rent	Annual Rental
Year	Leases Expiring	Square Feet	PSF at 12/31/2023	Revenues (2)
Inline Stores and Freestanding
Month to Month Leases	1,411	4,689,200	$63.14	5.2%
2024	3,138	11,781,465	$54.56	11.5%
2025	2,577	9,630,540	$60.72	10.4%
2026	2,243	9,209,816	$58.29	8.4%
2027	1,667	6,621,308	$65.39	7.7%
2028	1,403	6,387,151	$66.90	7.5%
2029	966	4,428,365	$71.40	5.4%
2030	608	2,760,369	$82.26	3.9%
2031	345	1,853,682	$72.84	2.3%
2032	456	1,699,419	$94.63	2.9%
2033	504	1,919,460	$90.27	3.1%
2034 and Thereafter	605	2,653,437	$58.21	2.5%
Specialty Leasing Agreements w/ terms in excess of 12 months	2,313	6,194,556	$16.98	1.9%
Anchors
Month to Month Leases	2	263,650	$2.52	0.0%
2024	7	842,303	$5.63	0.1%
2025	17	1,641,383	$6.49	0.2%
2026	17	1,765,292	$5.52	0.2%
2027	13	1,765,268	$5.32	0.2%
2028	16	1,986,210	$5.73	0.2%
2029	12	1,021,244	$8.10	0.2%
2030	9	865,476	$11.00	0.1%
2031	5	427,004	$14.53	0.0%
2032	4	282,245	$25.21	0.1%
2033	7	1,028,383	$8.48	0.2%
2034 and Thereafter	28	2,621,296	$16.39	0.6%
(1)	Does not consider the impact of renewal options that may be contained in leases. Average Base Minimum Rent psf reflects base minimum rent in the respective year of expiration.
(2)	Annual rental revenues represent domestic 2023 consolidated and joint venture combined base rental revenue.

International Properties

Our ownership interests in properties outside the United States are primarily owned through joint venture arrangements.  With the exception of our Premium Outlets in Canada, all of our international properties are managed by related parties.

European Investments

At December 31, 2023, we owned 63,924,148 shares, or approximately 22.4%, of Klépierre, which had a quoted market price of $27.24 per share. Klépierre is a publicly traded, Paris-based real estate company, which owns, or has an interest in shopping centers located in 14 countries.

As of December 31, 2023, we had a controlling interest in a European investee with interests in 12 Designer Outlet properties. 11 of the outlet properties are located in Europe and one outlet property is located in Canada. Of the 11 properties in Europe, two are in Italy, two are in the Netherlands, two are in the United Kingdom, two are in France and one each is in Austria, Germany, and Spain. As of December 31, 2023, our legal percentage ownership interests in these entities ranged from 23% to 94%.

We own a 14.6% interest in Value Retail PLC and affiliated entities, which own and operate nine luxury outlets throughout Europe. We also have a minority direct ownership in three of those outlets.

Other International Investments

We hold a 40% interest in ten operating joint venture properties in Japan, a 50% interest in five operating joint venture properties in South Korea, a 50% interest in two operating joint venture properties in Mexico, a 50% interest in two operating joint venture properties in Malaysia, a 50% interest in one operating joint venture in Thailand, and a 50% interest in three Premium Outlet operating joint venture properties in Canada. The ten Japanese Premium Outlets operate in various cities throughout Japan and comprise over 3.9 million square feet of GLA and were 99.7% leased as of December 31, 2023.

Our investment in TRG includes an interest in four operating joint venture properties located outside of the U.S.; two located in the People’s Republic of China and two located in South Korea. Our effective ownership in these centers, through our investment in TRG, ranges from 14.4% to 41.2%.

The following property tables summarize certain data for our international properties as of December 31, 2023 and do not include our equity investments in Klépierre, or our investment in Value Retail PLC and affiliated entities.

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective		Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	Year Built	Leasable Area (1)	Selected Tenants
	INTERNATIONAL PREMIUM OUTLETS
	JAPAN
1.	Ami Premium Outlets	Ami (Tokyo)	Fee	40.0%	2009	315,000	Adidas, Beams, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Polo Ralph Lauren, Puma, TaylorMade, Tommy Hilfiger
2.	Fukaya-Hanazono Premium Outlets	Fukaya City (Saitama)	Ground Lease (2042)	40.0%	2022	296,300	Adidas, Armani, Bally, Coach, Dsquared2, Furla, Marc Jacobs, Michael Kors, New Balance, Nike, Polo Ralph Lauren, Puma, Theory, Tommy Hilfiger, Tory Burch, Vans
3.	Gotemba Premium Outlets	Gotemba City (Tokyo)	Fee	40.0%	2000	659,500

Adidas, Armani, Balenciaga, Bally, Beams, Bottega Veneta, Burberry, Coach, Dolce & Gabbana, Dunhill, Gap Outlet, Gucci, Loro Piana, Michael Kors, Moncler, Nike, Polo Ralph Lauren, Prada/Miu Miu, Puma, Tod's, Tory Burch, United Arrows

4.	Kobe-Sanda Premium Outlets	Hyougo-ken (Osaka)	Ground Lease (2026)	40.0%	2007	441,000	Adidas, Armani, Bally, Beams, Coach, Dolce & Gabbana, Gap Outlet, Gucci, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Prada/Miu Miu, Tod's, Tommy Hilfiger, United Arrows, Valentino
5.	Rinku Premium Outlets	Izumisano (Osaka)	Ground Lease (2031)	40.0%	2000	512,500

Adidas, Armani, Bally, Beams, Brooks Brothers, Burberry, Coach, Dunhill, Furla, Gap Outlet, Kate Spade New York, Lanvin Collection, Michael Kors, Nike, Olive des Olive, Polo Ralph Lauren, Puma, TaylorMade, Tommy Hilfiger, United Arrows, Zara

6.	Sano Premium Outlets	Sano (Tokyo)	Fee	40.0%	2003	390,800	Adidas, Beams, Coach, Dunhill, Etro, Furla, Gap Outlet, Gucci, Kate Spade New York, Michael Kors, Nike, TaylorMade
7.	Sendai-Izumi Premium Outlets	Izumi Park Town (Sendai)	Ground Lease (2027)	40.0%	2008	164,200	Adidas, Beams, Coach, Gap, Polo Ralph Lauren, Tommy Hilfiger, United Arrows
8.	Shisui Premium Outlets	Shisui (Chiba)	Ground Lease (2033)	40.0%	2013	434,600	Adidas, Beams, Citizen, Coach, Furla, Gap, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Samsonite, Tommy Hilfiger, United Arrows
9.	Toki Premium Outlets	Toki (Nagoya)	Ground Lease (2033)	40.0%	2005	367,700	Adidas, Beams, Coach, Furla, Gap Outlet, Kate Spade New York, Nike, Olive des Olive, Polo Ralph Lauren, Puma, Timberland, Tommy Hilfiger, United Arrows
10.	Tosu Premium Outlets	Fukuoka (Kyushu)	Fee	40.0%	2004	328,400	Adidas, Beams, Coach, Furla, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Olive des Olive, Polo Ralph Lauren, Puma, Tommy Hilfiger, United Arrows
	Subtotal Japan					3,910,000

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective		Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	Year Built	Leasable Area (1)	Selected Tenants
	MEXICO
11.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%	2004	333,000	Adidas, Calvin Klein, CH Carolina Herrera, Coach, Dolce & Gabbana, Nautica, Nike, Salvatore Ferragamo, Zegna
12.	Premium Outlets Querétaro	Querétaro	Fee	50.0%	2019	274,800	Adidas, Adrianna Papell, Calvin Klein, Guess, Levi's, Nike, Tommy Hilfiger, True Religion, Under Armour
	Subtotal Mexico					607,800
	SOUTH KOREA
13.	Yeoju Premium Outlets	Yeoju (Seoul)	Fee	50.0%	2007	551,600	Adidas, Armani, Burberry, Chloe, Coach, Fendi, Gucci, Michael Kors, Nike, Polo Ralph Lauren, Prada, Salvatore Ferragamo, Tod's, Under Armour, Valentino, Vivienne Westwood
14.	Paju Premium Outlets	Paju (Seoul)	Ground Lease (2040)	50.0%	2011	558,900	Adidas, Armani, Bean Pole, Calvin Klein, Coach, Jill Stuart, Lanvin Collection, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Puma, Tory Burch, Under Armour, Vivienne Westwood
15.	Busan Premium Outlets (2)	Busan	Fee	50.0%	2013	360,200	Adidas, Armani, Bean Pole, Calvin Klein, Coach, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger
16.	Siehung Premium Outlets	Siehung	Fee	50.0%	2017	444,400	Adidas, Armani, Bean Pole, Calvin Klein, Coach, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, The North Face, Under Armour
17.	Jeju Premium Outlets	Jeju Province	Ground Lease (2041)	50.0%	2021	92,000	Arcteryx, Coach, Golden Goose, Hugo Boss, J. Lindeberg, Moncler
	Subtotal South Korea					2,007,100
	MALAYSIA
18.	Johor Premium Outlets	Johor (Singapore)	Fee	50.0%	2011	309,400	Adidas, Calvin Klein, Coach, DKNY, Furla, Gucci, Guess, Michael Kors, Nike, Polo Ralph Lauren, Prada, Puma, Salvatore Ferragamo, Timberland, Tommy Hilfiger, Tory Burch, Zegna
19.	Genting Highlands Premium Outlets	Kuala Lumpur	Fee	50.0%	2017	277,500	Adidas, Coach, Furla, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Puma
	Subtotal Malaysia					586,900
	THAILAND
20.	Siam Premium Outlets Bangkok	Bangkok	Fee	50.0%	2020	264,000	Adidas, Balenciage, Burberry, Calvin Klein, Coach, Furla, Kate Spade New York, Nike, Skechers, Under Armour
	Subtotal Thailand					264,000
	CANADA
21.	Toronto Premium Outlets	Toronto (Ontario)	Fee	50.0%	2013	504,900	Adidas, Armani, Burberry, Calvin Klein, Coach, Eddie Bauer, Gap, Gucci, Guess, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue, Tommy Hilfiger, Tory Burch, Under Armour
22.	Premium Outlets Montreal	Montreal (Quebec)	Fee	50.0%	2014	367,400	Adidas, Calvin Klein, Coach, Gap, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour
23.	Premium Outlet Collection Edmonton International Airport	Edmonton (Alberta)	Ground Lease (2072)	50.0%	2018	422,500	Adidas, Calvin Klein, Coach, Gap Factory, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
	Subtotal Canada					1,294,800
	TOTAL INTERNATIONAL PREMIUM OUTLETS					8,670,600

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

	Subtotal Italy					697,000
	NETHERLANDS
	Roermond Designer Outlet Phases 2 & 3	Roermond	Fee	90.0%	2005	173,000	Armani, Bally, Burberry, Calvin Klein, Coach, Furla, Gucci, Michael Kors, Moncler, Polo Ralph Lauren, Prada, Swarovski, Tod's, Tommy Hilfiger, UGG, Zegna
	Roermond Designer Outlet Phase 4	Roermond	Fee	46.1%	2017	125,000	Adidas, Karl Lagerfield, Liu Jo, Longchamp, Tag Heuer, Tom Tailor, Woolrich
4.	Subtotal Roermond					298,000
5.	Designer Outlet Roosendaal	Roosendaal	Fee	94.0%	2017	247,500	Adidas, Calvin Klein, Esprit, Guess, Nike, Puma, S. Oliver, Tommy Hilfiger
	Subtotal Netherlands					545,500
	UNITED KINGDOM
6.	Ashford Designer Outlet	Kent	Fee	45.0%	2000	281,000	Adidas, Calvin Klein, Clarks, Fossil, French Connection, Guess, Kate Spade New York, Nike, Polo Ralph Lauren, Superdry, Tommy Hilfiger
7.	West Midlands Designer Outlet	Cannock (West Midlands)	Fee	23.2%	2021	197,000	Adidas, Calvin Klein, Clarks, Coach, Guess, Kate Spade, Nike, Puma, Superdry, Tommy Hilfiger, Under Armour
	Subtotal England					478,000
	CANADA
8.	Vancouver Designer Outlets	Vancouver	Ground Lease (2072)	45.0%	2015	326,000	Adidas, Armani, Calvin Klein, Coach, Gap, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
	Subtotal Canada					326,000
	GERMANY
9.	Ochtrup Designer Outlets	Ochtrup	Fee	70.5%	2016	191,500	Adidas, Calvin Klein, Guess, Lindt, Nike, Puma, Samsonite, Schiesser, Seidensticker, Tom Tailor, Vero Moda
	Subtotal Germany					191,500
	FRANCE
10.	Paris-Giverny Designer Outlet	Vernon (Normandy)	Fee	73.8%	2023	228,000	Adidas, Calvin Klein, Coach, Dolce & Gabana, Guess, Moncler, Nike, Puma, Superdry, Tommy Hilfiger, Under Armour, Woolrich
11.	Provence Designer Outlet	Miramas	Fee	90.0%	2017	269,000	Armani, Calvin Klein, Guess, Michael Kors, Nike, Polo Ralph Lauren, Puma, Timberland, Tommy Hilfiger
	Subtotal France					497,000
	SPAIN
12.	Málaga Designer Outlet	Málaga	Fee	46.1%	2020	191,000	Adidas, Armani, Calvin Klein, Furla, Guess, Polo Ralph Lauren, Prada, Tommy Hilfiger, Under Armour
	Subtotal Spain					191,000
	Total International Designer Outlets					3,044,000

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

Land

We have direct or indirect ownership interests in approximately 70 acres of land held in the United States and Canada for future development.

Sustainability

Simon has integrated sustainability initiatives into our business operations: how we plan, develop, and operate our properties.

Reducing our energy consumption is a central commitment to reducing our environmental impact.  In 2020, we announced the adoption of 2035 greenhouse gas emissions targets approved by the Science Based Target Initiative (“SBTi”). Our target is to reduce scope 1 and scope 2 emissions by 68% (2019 baseline), and scope 3 emissions by 20.9% (2018 baseline). We believe that our climate related risk disclosures are aligned with the recommendations of the Task Force on Climate Related Financial Disclosures established by the Financial Stability Board.

Reducing water consumption and landfill waste are also components of reducing our carbon and environmental footprint. We have already achieved our initial target of reducing water usage by 20% (2013 baseline), and we set a new target to reduce water for comparable centers by 15% by 2030, base year 2022.

The Governance and Nominating Committee of our Board of Directors (“Board”) has been allocated the oversight of our sustainability policies, including environmental, social, and governance matters.  Additionally, the Board has delegated to the Audit Committee the oversight and the annual disclosure of our sustainability programs in the form of an annual sustainability report.

In 2023, we were once again awarded a Green Star rating (2014-2023) - the highest designation awarded for leadership in sustainability performance by the Global Real Estate Sustainability Benchmark.

To learn more about our sustainability initiatives and detailed reporting please access our latest Sustainability Report at investors.simon.com.  Information in the Sustainability Report and our Company website is not incorporated herein by reference and should not be considered part of this Annual Report on Form 10-K.

Mortgages and Unsecured Debt

The following table sets forth certain information regarding the mortgages encumbering our properties, and the properties held by our domestic and international joint venture arrangements, and also our unsecured corporate debt. Substantially all of the mortgage and property related debt is nonrecourse to us.

Mortgage and Unsecured Debt

As of December 31, 2023

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
Consolidated Indebtedness:
Secured Indebtedness:
Arizona Mills	3.80%		$95,919		$5,566		09/01/26
Birch Run Premium Outlets	4.21%		123,000		5,177	(2)	02/06/26
Calhoun Outlet Marketplace	4.17%		16,722	(19)	1,138		06/01/26
Domain, The	3.09%		210,000		6,497	(2)	07/01/31
Ellenton Premium Outlets	4.30%		178,000		7,651	(2)	12/01/25
Empire Mall	4.31%		173,340		11,252		12/01/25
Florida Keys Outlet Marketplace	4.17%		17,000		709	(2)	12/01/25
Gaffney Outlet Marketplace	4.17%		27,012	(19)	1,839		06/01/26
Gloucester Premium Outlets	6.12%		75,000		4,593	(2)	03/01/33
Grove City Premium Outlets	4.31%		140,000		6,032	(2)	12/01/25
Gulfport Premium Outlets	4.35%		50,000		2,174	(2)	12/01/25
Gurnee Mills	3.99%		257,710		10,283	(2)	10/01/26
Hagerstown Premium Outlets	4.26%		69,532		4,560		02/06/26
La Reggia Designer Outlets Phases 1 & 2	4.68%	(25)	176,595	(30)	10,033		03/31/27
Lee Premium Outlets	4.17%		46,307	(19)	3,152		06/01/26
Noventa Di Piave Designer Outlet Phases 1, 2, 3, 4	2.00%		306,384	(30)	6,118	(2)	07/25/25
Ochtrup Designer Outlet	2.10%		55,186	(30)	1,159	(2)	06/30/26
Opry Mills	4.09%		375,000		15,345	(2)	07/01/26
Outlets at Orange, The	4.22%		215,000		9,067	(2)	04/01/24
Paris-Giverny Designer Outlet	5.38%	(16)	110,373	(30)	5,940	(2)	06/11/25
Parndorf Designer Outlet	2.00%		199,594	(30)	3,992	(2)	07/04/29
Penn Square Mall	3.84%		310,000		11,910	(2)	01/01/26
Pismo Beach Premium Outlets	3.33%		31,242	(20)	1,949		09/06/26
Pleasant Prairie Premium Outlets	4.00%		145,000		5,793	(2)	09/01/27
Potomac Mills	3.46%		416,000		14,383	(2)	11/01/26
Provence Designer Outlet	4.92%		104,898	(30)	6,225		07/27/27	(3)
Queenstown Premium Outlets	3.33%		54,885	(20)	3,425		09/06/26
Roermond Designer Outlet	3.90%		309,042	(30)	12,046	(2)	06/06/29
Roosendaal Designer Outlets	3.35%	(24)	63,908	(30)	2,140		02/23/24
Shops at Chestnut Hill, The	6.66%		94,621		7,843		08/31/33
Syosset Park	4.76%		15,152		1,116		02/01/31
Southridge Mall	3.85%		112,087		4,320	(2)	06/06/23	(8)
Summit Mall	3.31%		85,000		2,817	(2)	10/01/26
Syosset Park	7.47%	(1)	84,047		6,278	(2)	05/12/26	(3)
University Park Village	3.85%		51,254		3,114		05/01/28
White Oaks Mall	7.76%	(4)	38,857		4,017		06/01/24
Williamsburg Premium Outlets	4.23%		185,000		7,824	(2)	02/06/26
Wolfchase Galleria	4.15%		155,152		6,433	(2)	11/01/26
Total Consolidated Secured Indebtedness			$5,173,819
Unsecured Indebtedness:
Simon Property Group, L.P.
Revolving Credit Facility - USD	5.22%	(15)	$305,000		$15,918	(2)	06/30/28	(3)

Mortgage and Unsecured Debt

As of December 31, 2023

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
Unsecured Notes - 22C	6.75%		$600,000		$40,500	(14)	02/01/40
Unsecured Notes - 25C	4.75%		550,000		26,125	(14)	03/15/42
Unsecured Notes - 27B	3.75%		600,000		22,500	(14)	02/01/24
Unsecured Notes - 28A	3.38%		900,000		30,375	(14)	10/01/24
Unsecured Notes - 28B	4.25%		400,000		17,000	(14)	10/01/44
Unsecured Notes - 29B	3.50%		1,100,000		38,500	(14)	09/01/25
Unsecured Notes - 30B	3.30%		800,000		26,400	(14)	01/15/26
Unsecured Notes - 31B	3.25%		750,000		24,375	(14)	11/30/26
Unsecured Notes - 31C	4.25%		550,000		23,375	(14)	11/30/46
Unsecured Notes - 32B	3.38%		750,000		25,313	(14)	06/15/27
Unsecured Notes - 33B	3.38%		750,000		25,313	(14)	12/01/27
Unsecured Notes - 34A	2.00%		1,000,000		20,000	(14)	09/13/24
Unsecured Notes - 34B	2.45%		1,250,000		30,625	(14)	09/13/29
Unsecured Notes - 34C	3.25%		1,250,000		40,625	(14)	09/13/49
Unsecured Notes - 35A	2.65%		750,000		19,875	(14)	07/15/30
Unsecured Notes - 35B	3.80%		750,000		28,500	(14)	07/15/50
Unsecured Notes - 36A	1.75%		800,000		14,000	(14)	02/01/28
Unsecured Notes - 36B	2.20%		700,000		15,400	(14)	02/01/31
Unsecured Notes - 37A	1.38%		550,000		7,563	(14)	01/15/27
Unsecured Notes - 37B	2.25%		700,000		15,750	(14)	01/15/32
Unsecured Notes - 38B	2.65%		700,000		18,550	(14)	02/01/32
Unsecured Notes - 39A	5.50%		650,000		35,750	(14)	03/08/33
Unsecured Notes - 39B	5.85%		650,000		38,025	(14)	03/08/53
Unsecured Notes - 40A	6.25%		500,000		31,250	(14)	01/15/34
Unsecured Notes - 40B	6.65%		500,000		33,250	(14)	01/15/54
Unsecured Notes - Euro 3	1.25%		551,860	(10)	6,898	(6)	05/13/25
Unsecured Notes - Euro 4	1.13%		827,791	(13)	9,313	(6)	03/19/33
Unsecured Bonds - Exchangable Euro 5	3.50%	(47)	827,791	(13)	28,973	(14)	11/14/26
Total Consolidated Unsecured Indebtedness			$21,012,442
Total Consolidated Indebtedness at Face Amounts			$26,186,261
Premium on Indebtedness			13,635
Discount on Indebtedness			(86,626)
Debt Issuance Costs			(140,442)
Other Debt Obligations			60,595	(18)
Total Consolidated Indebtedness			$26,033,423
Our Share of Consolidated Indebtedness			$25,807,249

Joint Venture Indebtedness:
Secured Indebtedness:
Arundel Mills	7.70%		$360,000		$27,724	(2)	11/01/33
Ashford Designer Outlet	4.90%	(35)	131,770	(21)	6,451	(2)	05/23/27
Aventura Mall	4.12%		1,750,000		72,122	(2)	07/01/28
Avenues, The	3.60%		110,000		3,960	(2)	02/06/26

Mortgage and Unsecured Debt

As of December 31, 2023

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
Briarwood Mall	3.29%		165,000		5,432	(2)	09/01/26
Busan Premium Outlets	4.40%		84,822	(17)	3,729	(2)	11/23/25
Cape Cod Mall	7.65%	(1)	$52,000		$3,980	(2)	07/30/26	(3)
Charlotte Premium Outlets	4.27%		99,309		5,950		07/01/28
Clarksburg Premium Outlets	3.95%		157,399		9,164		01/01/28
Coconut Point	3.95%		171,638		10,797		10/01/26
Colorado Mills - 1	4.28%		121,038		7,933		11/01/24
Colorado Mills - 2	2.80%		30,000		840	(2)	07/01/31
Concord Mills	6.55%		232,391		17,736		11/01/32
Coral Square Residential	7.40%	(1)	22,192		1,643	(2)	05/04/27	(3)
Dadeland Mall	3.11%		369,656		19,872		01/05/27
Dadeland Mall Hotel	7.70%	(1)	27,345		2,570		09/01/24	(3)
Del Amo Fashion Center	3.66%		585,000		21,396	(2)	06/01/27
Domain Westin	4.12%		58,786		5,708		09/01/25
Dover Mall	5.57%		77,929		4,341	(2)	08/06/26
Falls, The	3.45%		150,000		5,175	(2)	09/01/26
Fashion Centre Pentagon	6.94%	(38)	455,000		31,573	(2)	05/09/26	(3)
Fashion Valley	5.73%		450,000		25,785	(2)	06/01/33
Florida Mall, The	6.30%	(36)	600,000		37,800	(2)	02/09/27	(3)
Fukaya-Hanazono Premium Outlets	0.76%		75,867	(26)	575	(2)	09/30/32
Galleria, The	3.55%		1,200,000		42,598	(2)	03/01/25
Gotemba Premium Outlets	0.31%		92,176	(26)	285	(2)	04/08/27
Grapevine Mills	3.83%		268,000		10,272	(2)	10/01/24
Hamilton Town Center	7.70%	(1)	79,077		7,201		02/24/27	(3)
Johor Premium Outlet	5.95%	(7)	4,430	(9)	264	(2)	01/31/24
Katy Mills	5.77%		127,906		9,042		08/01/32
Lehigh Valley Mall	4.06%		177,171		11,512		11/01/27
Liberty Tree Mall	6.18%	(27)	28,311		2,070		05/03/28
Malaga Designer Outlet	5.54%	(22)	70,086	(30)	3,883	(2)	05/05/28	(3)
Mall at Rockingham Park, The	4.04%		262,000		10,585	(2)	06/01/26
Mall of New Hampshire, The	4.11%		150,000		6,162	(2)	07/01/25
Meadowood Mall	5.74%		103,768		8,211		12/01/26
Miami International Mall	4.42%		160,000		7,072	(2)	02/06/24
Norfolk Premium Outlets	4.50%		75,000		4,138		04/01/32
Northshore Mall	8.02%		190,083		19,390		07/05/25
Paju Premium Outlets	3.06%		47,125	(17)	1,443	(2)	03/13/25
Premium Outlet Collection Edmonton IA	6.76%	(37)	102,990	(5)	6,957	(2)	11/30/25
Premium Outlets Montréal	3.08%		90,554	(5)	2,789	(2)	06/01/24
Quaker Bridge Mall	4.20%		180,000		7,560	(2)	05/01/26
Queretaro Premium Outlets - Fixed	12.21%		23,644	(32)	4,106		12/20/33
Queretaro Premium Outlets - Variable	15.25%		1,169	(32)	178	(2)	06/20/28
Rinku Premium Outlets	0.30%		41,834	(26)	126	(2)	07/31/27
Roermond 4 Designer Outlet	4.55%	(23)	185,425	(30)	8,437	(2)	08/18/25
Roosevelt Field Hotel	8.09%	(34)	48,800		3,950	(2)	06/29/27	(3)

Mortgage and Unsecured Debt

As of December 31, 2023

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
Round Rock Residential	7.45%	(1)	29,918		2,230		08/26/26	(3)
Sano Premium Outlets	0.28%		32,261	(26)	91	(2)	02/28/25
Sawgrass Mills Hotel	8.29%	(33)	27,700		2,297	(2)	06/07/24
Shisui Premium Outlets Phase 2	0.37%		35,452	(26)	129	(2)	05/31/29
Shisui Premium Outlets Phase 3	0.37%	(12)	$18,435	(26)	$67	(2)	11/30/28
Shops at Clearfork, The	2.81%	(27)	145,000		4,072	(2)	03/11/30
Shops at Crystals, The	3.74%		550,000		20,592	(2)	07/01/26
Shops at Mission Viejo, The	3.61%		289,240		10,442	(2)	02/01/25	(3)
Siam Premium Outlets Bangkok	4.69%		64,490	(11)	3,025	(2)	06/05/31
Siheung Premium Outlets	2.51%		115,878	(17)	2,909	(2)	03/15/24
Silver Sands Premium Outlets	3.96%		140,000		5,543	(2)	03/01/32
Smith Haven Mall	8.45%	(1)	171,750		14,521	(2)	03/31/24
Solomon Pond Mall	4.01%		91,178		3,656		11/01/22	(8)
Southdale Hotel	7.70%	(1)	16,197		1,815		06/01/25
Southdale Residential	4.46%		35,265		2,550		10/15/35
Springfield Mall	4.45%		55,203		3,918		10/06/25
Square One Mall	5.47%		79,050		4,326	(2)	01/06/27
St. Johns Town Center	3.82%		350,000		13,367	(2)	09/11/24
St. Johns Hotel	8.15%	(1)	16,036		1,308	(2)	05/16/27	(3)
St. Louis Premium Outlets	4.06%		87,886		5,399		10/06/24
Stoneridge Shopping Center	3.50%		330,000		11,550	(2)	09/05/26
Tanger Outlets Columbus	6.25%		71,000		4,439	(2)	10/01/32	(3)
Tanger Outlets - Galveston/Houston	7.90%	(40)	58,000		4,581	(2)	06/16/28	(3)
Toki Premium Outlets - Fixed	0.21%		18,789	(26)	39	(2)	11/30/24
Toki Premium Outlets - Variable	0.31%	(12)	2,482	(26)	8	(2)	11/30/24
Tosu Premium Outlets	0.30%	(12)	43,961	(26)	130	(2)	10/31/26
Twin Cities Premium Outlets	4.32%		115,000		4,968	(2)	11/06/24
Vancouver Designer Outlet	5.67%	(39)	124,512	(5)	7,064	(2)	12/01/27	(3)
West Midlands Designer Outlets	7.49%	(28)	82,754	(21)	6,198	(2)	06/06/26
Westchester, The	3.25%		400,000		13,000	(2)	02/01/30
Woodfield Mall	6.71%		294,000		19,730	(2)	12/01/33
Yeoju Premium Outlets	3.53%		47,897	(17)	1,692	(2)	09/28/24

Total Joint Venture Secured Indebtedness at Face Amount			$13,986,025
TMLP Indebtedness at Face Amount			328,199	(29)
Total Joint Venture and TMLP Indebtedness at Face Amount			14,314,224
Debt Issuance Costs			(31,385)
Total Joint Venture Indebtedness			$14,282,839
Our Share of Joint Venture Indebtedness			$6,688,169	(31)

Taubman Realty Group Indebtedness:			TRG Share
Secured Indebtedness:			of Face Amount

Mortgage and Unsecured Debt

As of December 31, 2023

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
Cherry Creek Shopping Center	3.85%		$275,000		$10,588	(2)	06/01/28
City Creek Center	9.37%		68,284		8,046		04/01/24
Country Club Plaza	3.85%		147,735		7,055		04/01/26
Dolphin Mall	6.87%	(44)	1,000,000		68,700	(2)	05/09/27	(3)
Fair Oaks Mall	5.32%		119,387		8,530		11/10/23	(8)
Gardens Mall, The	4.41%		98,532		7,584		07/15/25
Great Lakes Crossing Outlets	6.52%		$180,000		$11,736	(2)	02/01/33
International Plaza	5.57%	(43)	238,977		13,311	(2)	10/09/26	(3)
Mall at Green Hills, The	8.06%	(42)	150,000		12,090	(2)	01/01/27	(3)
Mall at Millenia, The	3.94%		225,000		8,865	(2)	10/15/24
Mall at Short Hills, The	3.48%		1,000,000		34,800	(2)	10/01/27
Mall at University Town Center, The	3.40%		137,267		7,400		11/01/26
Sunvalley	4.44%		73,200		6,306		09/01/25	(3)
Twelve Oaks Mall	4.85%		272,445		18,670		03/06/28
Waterside Shops	3.86%		78,534		4,613		04/15/26
Westfarms	7.80%		191,035		14,901	(2)	09/06/28
CityOn.Xian	5.00%		31,025	(46)	4,354		03/14/29
CityOn.Zhengzhou	4.95%		32,852	(46)	4,080		03/22/32
Starfield Anseong	2.17%		113,817	(45)	2,470	(2)	02/27/25
Starfield Hanam	2.38%		79,672	(45)	1,896	(2)	10/26/25
Total TRG Secured Indebtedness at TRG Share of Face Amount			$4,512,762

Corporate and Other Indebtedness:
TRG U.S. Headquarters	3.49%		$12,000		$419	(2)	03/01/24
TRG - $650M Revolving Credit Facility	6.65%	(48)	125,000		8,313	(2)	03/31/27	(3)
TRG - $65M Revolving Credit Facility	6.84%	(49)	30,000		2,052	(2)	04/20/24
Other	7.69%		12,000		923	(2)	11/01/27	(3)
Total TRG Corporate and Other Indebtedness at TRG Share of Face Amount			$179,000
Total TRG Indebtedness at TRG Share			$4,691,762
Our Share of TRG Indebtedness			$3,941,080
(1)	Variable rate loans based on one-month (1M) SOFR plus interest rate spreads ranging from 110 bps to 310 bps. 1M SOFR as of December 31, 2023 was 5.35%.
(2)	Requires monthly payment of interest only.
(3)	Includes applicable extension available at the Applicable Borrower's option.
(4)	Variable rate loan based on 1M SOFR plus an interest rate spread of 299bps. Through an interest rate cap agreement, 1M SOFR is currently fixed at 4.76% on a portion of the balance.
(5)	Amount shown in USD equivalent. CAD Equivalent is 421.5 million.
(6)	Requires annual payment of interest only.
(7)	Variable rate loans based on Cost of Fund plus an interest rate spreads ranging from 125bps to 175 bps. Cost of Fund as of December 31, 2023 was 4.3378%.

Mortgage and Unsecured Debt

As of December 31, 2023

(Dollars in thousands)

(8)	Mortgage is outstanding as of 12/31/2023.
(9)	Amount shown in USD Equivalent. Ringgit equivalent is 20.3 million.
(10)	Amount shown in USD equivalent. Euro equivalent is 500.0 million.
(11)	Amount shown in USD equivalent. Baht equivalent is 2.2 billion.
(12)	Variable rate loans based on six-month (6M) TIBOR plus interest rate spreads ranging from 15 bps to 35 bps. As of December 31, 2023, 6M TIBOR was 0.16%.
(13)	Amount shown in USD equivalent. Euro equivalent is 750.0 million.
(14)	Requires semi-annual payments of interest only.
(15)	Credit Facilities. As of December 31, 2023, the Credit Facilities bear interest at a SOFR index subject to a 10 bps adjustment plus 72.5 bps credit spread. The credit facilities provide for different pricing based upon our investment grade rating. Through an interest rate swap agreement, the SOFR index is currently fixed at 4.394%. As of December 31, 2023, $8.1 billion was available after outstanding borrowings and letters of credit under our Credit Facilities.
(16)	Variable rate loan based on 3M EURIBOR plus an interest rate spread of 380bps. Through an interest rate cap agreement, 3M Euribor is currently fixed at 1.00% on a portion of the balance.
(17)	Amount shown in USD equivalent. Won Equivalent is 382.8 billion.
(18)	City of Sunrise Bond Liability (Sawgrass Mills).
(19)	Loans secured by these three properties are cross-collateralized and cross-defaulted.
(20)	Loans secured by these two properties are cross-collateralized and cross-defaulted.
(21)	Amount shown in USD equivalent. GBP equivalent is 168.5 million.
(22)	Variable rate loan based on 3M EURIBOR plus interest rate spread of 225 bps. Through an interest rate cap agreement 3M EURIBOR is capped at 3.29%.
(23)	Variable rate loan based on 3M EURIBOR plus interest rate spread of 130 bps. Through an interest rate swap agreement 3M EURIBOR is fixed at 3.25%.
(24)	Variable rate loan based on 3M EURIBOR, which is subject to a floor of 0.00%, plus an interest rate spread of 185 bps. Through an interest rate cap agreement, 3M EURIBOR is currently fixed at 1.00% on a portion of the balance.
(25)	Variable rate loan based on 3M EURIBOR plus an interest rate spread of 250bps. Through an interest rate swap agreement, 3M Euribor is currently fixed at 1.75% on a portion of the balance.
(26)	Amount shown in USD Equivalent. Yen equivalent is 50.9 billion.
(27)	Associated with this loan is an interest rate swap agreement that effectively fixes the interest rate on this loan at the all-in rate presented.
(28)	Variable rate loan based on Overnight SONIA plus an interest rate spread of 250bps. Through an interest rate swap agreement, Overnight SONIA is fixed at 4.99%.
(29)	Consists of two properties with interest rates ranging from 5.65% to 7.32% and maturities in 2024.
(30)	Amount shown in USD equivalent. Euro equivalent is 1.4 billion.
(31)	Our share of total indebtedness includes a pro rata share of the mortgage debt on joint venture properties, including The Mills Limited Partnership. To the extent total indebtedness is secured by a property, it is non-recourse to us, with the exception of approximately $139.2 million of payment guarantees provided by the Operating Partnership.
(32)	Amount shown in USD equivalent. Peso equivalent is 421.2 million.
(33)	Variable rate loan based on 30 day Average SOFR plus an interest rate spread of 295 bps. Through an interest rate cap agreement, 30 day Average SOFR is currently fixed at 5.34%.
(34)	Variable rate loan based on 30 day Average SOFR plus an interest rate spread of 275 bps. 30 day Average SOFR, as of December 31, 2023 was 5.34%.

Mortgage and Unsecured Debt

As of December 31, 2023

(Dollars in thousands)

(35)	Variable rate loan based on Overnight SONIA plus an interest rate spread of 215bps. Through an interest rate swap agreement, Overnight SONIA is fixed at 2.14% for a portion of the balance.
(36)	Variable rate loan based on 1M SOFR plus an interest rate spread of 230 bps. Through an interest rate cap agreement, 1M SOFR is currently fixed at 4.00%.
(37)	Variable rate loan based on one-month (1M) CDOR plus an interest rate spread of 130bps. 1M CDOR as of December 31, 2023 was 5.46%.
(38)	Variable rate loan based on 1M SOFR plus an interest rate spread of 305 bps. Through an interest rate cap agreement, 1M SOFR is currently fixed at 3.89%.
(39)	Variable rate loan based on CDOR plus an interest rate spread of 185 bps. Through an interest rate swap agreements, CDOR is currently fixed at rates ranging from 3.66% to 3.99% for a portion of the balance.
(40)	Variable rate loan based on 1M SOFR plus an interest rate spread of 300 bps. Through an interest rate swap agreement, 1M SOFR is currently fixed at 4.44%.
(41)	Variable rate loan based on Overnight SONIA plus an interest rate spread of 215bps. Through an interest rate swap agreement, Overnight SONIA is fixed at 2.14% for a portion of the balance.
(42)	Variable rate loan based on 30 day Average SOFR, which is subject to a floor of 0.035%, plus an interest rate spread of 272 bps. 30 day Average SOFR, as of December 31, 2023 was 5.34%.
(43)	Variable rate loan based on 1M SOFR, which is subject to a floor of 0.00% plus an interest rate spread of 207bps. Through interest rate cap agreements, 1M SOFR is currently fixed at 3.50%.
(44)	Variable rate loan based on 1M Term SOFR, which is subject to a floor of 0.00% plus an interest rate spread of 310bps. Through interest rate swap agreements, 1M Term SOFR is currently fixed at 3.77%.
(45)	Amounts shown in USD Equivalent. KRW Equivalent is 902.0 billion.
(46)	Amounts shown in USD Equivalent. CNY Equivalent is 1.8 billion.
(47)	Notes exchangeable into ordinary shares of Klépierre S.A. at a common price of €27.2092.
(48)	Variable rate loan based on 1M SOFR, which is subject to a floor of 0.00% plus an interest rate spread ranging from 115bps to 170bps. 1M SOFR, as of December 31, 2023 was 5.35%.
(49)	Variable rate loan based on one-month (1M) BSBY, which is subject to a floor of 0.00% plus an interest rate spread of 140bps. 1M BSBY, as of December 31, 2023 was 5.44%.

The changes in consolidated mortgages and unsecured indebtedness for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Balance, Beginning of Year	$24,960,286	$25,321,022	$26,723,361
Additions during period:
New Loan Originations	3,610,389	3,443,739	9,255,220
Loans assumed in acquisitions and consolidation	—	85,689	46,263
Net (Discount)/Premium	(43,438)	(1,922)	(9,118)
Net Debt Issuance Costs	(60,891)	(10,166)	(35,818)
Deductions during period:
Loan Retirements	(2,559,276)	(3,687,330)	(10,386,133)
Amortization of Net Discounts/(Premiums)	432	7	168
Debt Issuance Cost Amortization	28,660	26,113	24,794
Scheduled Principal Amortization	(16,455)	(22,446)	(48,386)
Foreign Currency Translation	113,716	(194,420)	(249,329)
Balance, Close of Year	$26,033,423	$24,960,286	$25,321,022

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

Holders

The number of holders of record of common stock outstanding was 1,080 as of January 31, 2024. The Class B common stock is subject to two voting trusts as to which Herbert Simon and David Simon are the trustees. Shares of Class B common stock convert automatically into an equal number of shares of common stock upon the occurrence of certain events and can be converted into shares of common stock at the option of the holders.

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

Common stock cash dividends paid during 2023 aggregated $7.45 per share. Common stock cash dividends during 2022 aggregated $6.90 per share. On February 5, 2024, Simon’s Board of Directors declared a quarterly cash dividend for the first quarter of 2024 of $1.95 per share, payable on March 29, 2024 to shareholders of record on March 8, 2024.

We offer a dividend reinvestment plan that allows Simon’s stockholders to acquire additional shares by automatically reinvesting cash dividends. Shares are acquired pursuant to the plan at a price equal to the prevailing market price of such shares, without payment of any brokerage commission or service charge.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by Simon during the quarter ended December 31, 2023.

Issuances Under Equity Compensation Plans

For information regarding the securities authorized for issuance under our equity compensation plans, see Item 12 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

			Total number	Approximate
			of shares	value of shares
			purchased as	that may yet
	Total number	Average	part of publicly	be purchased
	of shares	price paid	announced	under
Period	purchased	per share	plans	plans (1)
October 1, 2023 - October 31, 2023	316,368	$108.32	316,368	$1,679,728,717
November 1, 2023 - November 30, 2023	—	$—	—	$1,679,728,717
December 1, 2023 - December 31, 2023	5,738	$123.46	5,738	$1,679,020,324
	322,106	$108.59	322,106
(1)	On May 9, 2022, Simon’s Board of Directors authorized a common stock repurchase plan commencing on May 16, 2022, or the Repurchase Program. Under the program, the Company may purchase up to $2.0 billion of its common stock during the two-year period ending May 16, 2024 in open market or privately negotiated transactions, at prices that the Company deems appropriate and subject to market conditions, applicable law, and other factors deemed relevant in the Company’s sole discretion. On February 8, 2024, Simon’s Board of Directors authorized a new common stock repurchase program which replaces the existing Repurchase Program immediately, where the Company may purchase up to $2.0 billion of its common stock over the next 24 months. As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

The Operating Partnership

Market Information

There is no established trading market for units or preferred units.

Holders

The number of holders of record of units was 230 as of January 31, 2024.

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

Distributions during 2023 aggregated $7.45 per unit.  Distributions during 2022 aggregated $6.90 per unit.  On February 5, 2024, Simon’s Board of Directors declared a quarterly cash dividend for the first quarter of 2024 of $1.95 per share, payable on March 29, 2024 to shareholders of record on March 8, 2024.  The distribution rate on the Operating Partnership’s units is equal to the dividend rate on Simon’s common stock.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended December 31, 2023.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2023, the Operating Partnership redeemed 18,919 units from four limited partners for $2.6 million in cash.

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of December 31, 2023, we owned or held an interest in 195 income-producing properties in the United States, which consisted of 93 malls, 69 Premium Outlets, 14 Mills, six lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. We also own an 84% noncontrolling interest in The Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at several properties in the North America, Europe and Asia. Internationally, as of December 31, 2023, we had ownership in 35 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of December 31, 2023, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 14 countries in Europe. We also own investments in retail operations (J.C. Penney and SPARC Group); an intellectual property and licensing venture (Authentic Brands Group, LLC, or ABG); an e-commerce venture (Rue Gilt Groupe, or RGG), and Jamestown (a global real estate investment and management company), collectively, our other platform investments.

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

Results Overview

Diluted earnings per share and diluted earnings per unit increased $0.46 during 2023 to $6.98 as compared to $6.52 in 2022. The increase in diluted earnings per share and diluted earnings per unit was primarily attributable to:

●	improved operating performance and solid core business fundamentals in 2023, as discussed below,
●	pre-tax gains in 2023 on the disposal, exchange, or revaluation of equity interests of $362.0 million, or $0.97 per diluted share/unit, of which $204.9 million, or $0.55 per diluted share/unit, was non-cash,
●	increased lease income in 2023 of $259.2 million, or $0.69 per diluted share/unit,
●	increased other income of $99.1 million, or $0.26 per diluted share/unit, primarily due to a $59.5 million, or $0.16 per diluted share/unit, increase in distributions and other income and a $56.6 million, or $0.15 per diluted share/unit, increase in interest income, partially offset by a decrease in lease settlement income of $17.0 million, or $0.05 per diluted share/unit,
●	an unrealized favorable change in fair value of publicly traded equity instruments and derivative instrument, net of $73.1 million, or $0.20 per diluted share/unit, partially offset by
●	decreased income from unconsolidated entities of $272.3 million, or $0.73 per diluted share/unit, the majority of which is due to unfavorable year-over-year operations from other platform investments,

●	a non-cash gain in 2022 on the disposal, exchange, or revaluation of equity interests, net of $121.2 million, or $0.32 per diluted share/unit,
●	increased interest expense in 2023 of $93.4 million, or $0.25 per diluted share/unit, primarily due to new USD and EUR bond issuances as well as increases to rates on variable rate mortgages,
●	increased other expenses in 2023 of $35.6 million, or $0.10 per diluted share/unit,
●	increased depreciation and amortization in 2023 of $34.7 million, or $0.09 per diluted share/unit, and
●	increased property operating expenses in 2023 of $25.2 million, or $0.07 per diluted share/unit.

Portfolio NOI increased 4.9% in 2023 as compared to 2022. Average base minimum rent for U.S. Malls and Premium Outlets increased 3.1% to $56.82 psf as of December 31, 2023, from $55.13 psf as of December 31, 2022. Ending occupancy for our U.S. Malls and Premium Outlets increased 0.9% to 95.8% as of December 31, 2023, from 94.9% as of December 31, 2022, primarily due to strong leasing demand.

Our effective overall borrowing rate at December 31, 2023 on our consolidated indebtedness increased 27 basis points to 3.49% as compared to 3.22% at December 31, 2022. This increase was primarily due to an increase in the effective overall borrowing rate on variable rate debt of 198 basis points (5.91% at December 31, 2023 as compared to 3.93% at December 31, 2022) due to increasing benchmark rates, partially offset by a decrease in the amount of our variable rate debt and an increase in fixed rate debt. The weighted average years to maturity of our consolidated indebtedness was 8.1 years and 7.5 years at December 31, 2023 and 2022, respectively.

Our financing activity for the year ended December 31, 2023 included:

●	the Operating Partnership completing on November 14, 2023, the issuance of €750.0 million senior unsecured bonds ($808.0 million U.S. dollar equivalent) with a maturity date of November 14, 2026 and a fixed interest rate of 3.50%. The bonds are exchangeable into shares of Klépierre at the option of the holder of the bond at an initial common price of €27.2092. We may elect to settle the exchange with cash instead of shares. Proceeds were used to repay €750.0 million ($815.4 million U.S. dollar equivalent) outstanding under the Supplemental Facility on November 17, 2023.
●	the Operating Partnership completing on November 9, 2023, the issuance of the following senior unsecured notes: $500 million with a fixed interest rate of 6.25% and $500 million with a fixed interest rate of 6.65%, with maturity dates of January 15, 2034 and January 15, 2054, respectively.
●	borrowing $180.0 million under the Credit Facility and subsequently unencumbering two properties,
●	completing, on June 1, 2023 the redemption at par of the Operating Partnership’s $600 million 2.75% notes at maturity,
●	the Operating Partnership completing on March 8, 2023, the issuance of the following senior unsecured notes: $650 million with a fixed interest rate of 5.5% and $650 million with a fixed interest rate of 5.85%, with maturity dates of March 8, 2033 and March 8, 2053, respectively. A portion of the net proceeds were used to fund the optional redemption at par of the Operating Partnerships $500 million floating interest rate notes due January 2024 on March 13, 2023, and
●	Amending, restating, extending, and increasing our existing $4.0 billion unsecured revolving credit facility on March 14, 2023 with a new $5.0 billion unsecured revolving credit facility.

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

The following table sets forth these key operating statistics for the combined U.S. Malls and Premium Outlets:

●	properties that are consolidated in our consolidated financial statements,
●	properties we account for under the equity method of accounting as joint ventures, and
●	the foregoing two categories of properties on a total portfolio basis.

		%/Basis Point		%/Basis Point
	2023	Change (1)	2022	Change (1)	2021
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	95.7%	80 bps	94.9%	140 bps	93.5%
Unconsolidated	96.1%	120 bps	94.9%	180 bps	93.1%
Total Portfolio	95.8%	90 bps	94.9%	150 bps	93.4%
Average Base Minimum Rent per Square Foot
Consolidated	$55.47	2.8%	$53.95	2.6%	$52.59
Unconsolidated	$60.59	3.8%	$58.36	1.4%	$57.55
Total Portfolio	$56.82	3.1%	$55.13	2.3%	$53.91
U.S. TRG:
Ending Occupancy	95.7%	120 bps	94.5%	330 bps	91.2%
Average Base Minimum Rent per Square Foot	$65.01	5.3%	$61.76	5.2%	$58.69
The Mills:
Ending Occupancy	97.8%	-40 bps	98.2%	60 bps	97.6%
Average Base Minimum Rent per Square Foot	$36.38	4.3%	$34.89	3.2%	$33.80
(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the twelve months ended December 31, 2023, we signed 1,185 new leases and 1,841 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 10.9 million square feet, of which 8.3 million square feet related to consolidated properties. During 2022, we signed 1,262 new leases and 1,517 renewal leases with a fixed minimum rent, comprising approximately 9.1 million square feet, of which 7.0 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $66.39 per square foot in 2023 and $55.41 per square foot in 2022 with an average tenant allowance on new leases of $64.31 per square foot and $53.01 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	December 31,	%/basis point	December 31,	%/basis point	December 31,
	2023	Change	2022	Change	2021
Ending Occupancy	99.7%	-10 bps	99.8%	0 bps	99.8%
Average Base Minimum Rent per Square Foot	¥5,494	-4.93%	¥5,779	4.90%	¥5,509

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

●	We, as a lessor, primarily under long-term leases, retain substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases. We accrue fixed lease income on a straight-line basis over the terms of the leases, when we believe substantially all lease income, including the related straight-line rent receivable, is probable of collection. Our assessment of collectability, primarily under long-term leases, incorporates available operational performance measures such as sales and the aging of billed amounts as well as other publicly available information with respect to our tenant’s financial condition, liquidity and capital resources. When a tenant seeks to reorganize its operations through bankruptcy proceedings, we assess the collectability of receivable balances including, among other things, the timing of a tenant’s bankruptcy filing and our expectations of the assumption by the tenant in bankruptcy proceeding of leases at the Company’s properties on substantially similar terms. In the event that we determine accrued receivables are not probable of collection, lease income will be recorded on a cash basis, with the corresponding tenant receivable and straight-line rent receivable charged as a direct write-off against lease income in the period of the change in our collectability determination.
●	We review investment properties for impairment on a property-by-property basis to identify and evaluate events or changes in circumstances which indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, changes in a property’s operational performance such as declining cash flows, occupancy or total sales per square foot, the Company’s intent and ability to hold the related asset, and, if applicable, the remaining time to maturity of underlying financing arrangements. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization during the anticipated holding period plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over our estimate of its fair value. We also review our investments, including investments in unconsolidated entities, to identify and evaluate whether events or changes in circumstances indicate that the carrying amount of our investments may not be recoverable. We will record an impairment charge if we determine the fair value of the investments are less than their carrying value and such impairment is other-than-temporary. Our evaluation of changes in economic or operating conditions and whether an impairment is other-than-temporary may include developing estimates of fair value, forecasted cash flows or operating income before depreciation and amortization. We estimate undiscounted cash flows and fair value using observable and unobservable data such as operating income, hold periods, estimated capitalization and discount rates, or relevant market multiples, leasing prospects and local market information and whether certain impairments are other-than-temporary. Changes in economic and operating conditions, including changes in the financial condition of our tenants, and changes to our intent and ability to hold the related asset, that occur subsequent to our review of recoverability of investment property and other investments could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.
●	To maintain Simon’s status as a REIT, we must distribute at least 90% of REIT taxable income in any given year and meet certain asset and income tests. We monitor our business and transactions that may potentially impact Simon’s REIT status. In the unlikely event that we fail to maintain Simon’s REIT status, and available relief provisions do not apply, we would be required to pay U.S. federal income taxes at regular corporate income tax rates during the period Simon did not qualify as a REIT. If Simon lost its REIT status, it could not elect to be taxed as a REIT for four taxable years following the year during which qualification was lost unless its failure was due

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

The following acquisitions, dispositions, and openings of noncontrolling interests in joint venture entities affected our income from unconsolidated entities in the comparative periods:

●	During 2023, ABG completed multiple capital transactions which resulted in the dilution of our ownership and multiple deemed disposals of a proportional interest of our investment. In addition, we sold a portion of our interest in ABG on November 29, 2023. These transactions reduced our ownership from 12.3% to 9.6%.
●	During the third quarter of 2023, we disposed of our interest in one unconsolidated retail property through foreclosure in satisfaction of its $114.8 million non-recourse loan. We recognized no gain or loss in connection with this disposal.
●	On September 7, 2023, we acquired an additional 4% ownership in TRG for approximately $199.6 million by issuing 1,725,000 units in the Operating Partnership, bringing our noncontrolling ownership interest in TRG to 84%.
●	During the third quarter of 2023, SPARC Group issued equity to a third party resulting in the dilution of our ownership to 33.3% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $145.8 million.
●	During the fourth quarter of 2022, we disposed of one retail property.
●	During the fourth quarter of 2022, we sold to ABG all of our interests in the licensing venture of Eddie Bauer for additional interests in ABG. Our noncontrolling interest in ABG was approximately 12.3% after this transaction.
●	On December 19, 2022, we completed the acquisition of a 50% noncontrolling legal ownership interest in Jamestown, a global real estate investment and asset management company, as well as separate interests in certain real estate and working capital, for total cash consideration of $173.4 million.
●	On November 3, 2022, we opened Fukaya-Hanazono Premium Outlets, a 296,300 square foot center in Fukaya City, Japan. We own a 40% interest in this center.

●	During the third quarter of 2022, we disposed of one retail property.
●	During the fourth quarter of 2021, we disposed of our noncontrolling interest in one retail property.
●	On December 20, 2021, we sold a portion of our interest in ABG for cash consideration of $65.5 million and purchased additional interests in ABG for cash consideration of $100.0 million.
●	On October 15, 2021, we opened Jeju Premium Outlets, a 92,000 square foot center in Jeju Province, South Korea. We own a 50% interest in this center.
●	On July 1, 2021, we sold to ABG all of our interests in the licensing ventures of Forever 21 and Brooks Brothers for additional interests in ABG.
●	On June 1, 2021, we and our partner, ABG, acquired the licensing rights of Eddie Bauer. Our noncontrolling interest in the licensing venture is 49% and was acquired for cash consideration of $100.8 million.
●	On April 12, 2021, we opened West Midlands Designer Outlet, a 197,000 square foot center in Cannock, United Kingdom. We own a 23.2% interest in this center.
●	In the first quarter of 2021, we and our partner, ABG, both acquired additional 12.5% interests in the licensing and operations of Forever 21 for $56.3 million bringing our interest to 50%. Subsequently the Forever 21 operations were merged into SPARC Group.

For the purposes of the following comparisons between the years ended December 31, 2023 and 2022 and the years ended December 31, 2022 and 2021, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned and operated in both years in the year to year comparisons.

Year Ended December 31, 2023 vs. Year Ended December 31, 2022

Lease income increased $259.2 million, due to an increase in fixed lease income of $286.7 million primarily due to an increase in fixed minimum lease consideration and higher occupancy, partially offset by a decrease in variable lease income based on tenant sales of $27.5 million.

Total other income increased $99.1 million, primarily due to a $56.6 million increase in interest income, a $52.0 million increase in mixed use and franchise operations income, a $13.1 million increase in dividend and distribution income and a $3.7 million increase in Simon Brand Ventures, fee and other income, partially offset by a $17.0 million decrease in lease settlement income and a $9.3 million decrease in land sale activity.

Home and regional office costs increased $23.0 million primarily due to increased personnel and compensation costs.

Other expense increased $35.6 million primarily due to increased mixed use and franchise operations expenses of $50.8 million, partially offset by the 2022 write-off of $13.4 million in development costs related to an international development project in Germany we no longer intended to pursue.

Interest expense increased $93.4 million primarily related to new USD bond issuances during 2023 of $69.5 million, activity with regards to the Credit Facilities of $24.5 million and $8.8 million from increased variable rates, partially offset by a USD bond payoff during 2023 of $14.7 million and a Euro bond payoff during 2022 of $9.8 million.

During 2023, SPARC Group issued equity to a third party resulting in the dilution of our ownership to 33.3% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $145.8 million. During 2023, ABG completed multiple capital transactions which resulted in the dilution of our ownership and multiple deemed disposals of a proportional interest of our investment. As a result, we recognized non-cash pre-tax gains on the deemed disposals of $59.1 million. During 2023, we also recorded our share of the gain on the sale of a portion of our ABG interests of $157.1 million.  During 2022, we recorded a $159.0 million non-cash gain as a result of the sale to ABG of all of our interests in the Eddie Bauer licensing venture for additional interests in ABG, partially offset by a loss of $37.8 million on the revaluation or disposal of other investments.

Income and other tax expense decreased $1.6 million primarily related to the 2022 Eddie Bauer licensing transaction noted above of $39.7 million and an overall lower tax expense on our share of operating results from our other platform investments of approximately $27.2 million, partially offset by the tax impact of the SPARC and ABG transactions in 2023 noted above of $69.3 million.

Income from unconsolidated entities decreased $272.3 million primarily due to lower results of operations from our other platform investments.

During 2023, we recorded an $11.2 million loss on the disposition of certain assets by Klépierre and an impairment on a joint venture property, our share of which was $8.6 million, partially offset by an $8.7 million gain on the disposition of certain assets by a joint venture investment and an $8.1 million gain on excess insurance proceeds.  During 2022, we recorded a $19.9 million gain on the disposition of one unconsolidated property, a $2.1 million gain related to excess insurance proceeds and a $1.3 million gain on the disposition of certain assets by Klépierre, partially offset by a $17.7 million loss primarily related to the disposition of one consolidated property.

Simon’s net income attributable to noncontrolling interests increased $21.0 million due to an increase in the net income of the Operating Partnership.

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

Liquidity and Capital Resources

Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised 1.1% of our total consolidated debt at December 31, 2023. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $4.2 billion in the aggregate during 2023. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents increased $547.4 million during 2023 to $1.2 billion as of December 31, 2023 as further discussed below.

On December 31, 2023, we had an aggregate available borrowing capacity of approximately $8.1 billion under the Facilities, net of letters of credit of $58.6 million. For the year ended December 31, 2023, the maximum aggregate outstanding balance under the Credit Facilities was $1.1 billion and the weighted average outstanding balance was $962.6 million. The weighted average interest rate was 4.36% for the year ended December 31, 2023.

Simon has historically had access to public equity markets and the Operating Partnership has historically had access to private and public, short and long-term unsecured debt markets and access to secured debt and private equity from institutional investors at the property level.

Our business model and Simon’s status as a REIT require us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. Simon may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand and availability under the Credit Facilities and the Commercial Paper program to address our debt maturities and capital needs through 2024.

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $4.2 billion during 2023. In addition, we had net proceeds of debt from our debt financing and repayment activities of $971.3 million in 2023. These activities are further discussed below under “Financing and Debt.” During 2023, we also:

●	paid stockholder dividends and unitholder distributions totaling approximately $2.8 billion and preferred unit distributions totaling $5.2 million,
●	funded consolidated capital expenditures of $793.3 million (including development and other costs of $156.0 million, redevelopment and expansion costs of $328.8 million, and tenant costs and other operational capital expenditures of $308.5 million),
●	funded investments in unconsolidated entities of $84.0 million,
●	funded the purchase of $1.0 billion of short-term investments,
●	funded the repurchase of $140.6 million of Simon’s common stock, and
●	received proceeds from the sale of equity instruments of $304.1 million.

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

We expect to generate positive cash flow from operations in 2024, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our tenants. A significant deterioration in projected cash flows from operations, could cause us to increase our reliance on available funds from the Credit Facilities and Commercial Paper program, further curtail planned capital expenditures, or seek other additional sources of financing.

Financing and Debt

Unsecured Debt

At December 31, 2023, our unsecured debt consisted of $20.7 billion of senior unsecured notes of the Operating Partnership, $305.0 million outstanding under the Credit Facility.

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

The Supplemental Facility, has a borrowing capacity of $3.5 to $4.5 billion during its term and provides for borrowings denominated in U.S. dollars, Euro, Yen, Pounds, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 100% of the maximum revolving credit amount, as defined. The initial maturity date of the Supplemental Facility is January 31, 2026 and can be extended for an additional year to January 31, 2027 at our sole option, subject to satisfying certain customary conditions precedent.

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

On December 31, 2023 we had an aggregate available borrowing capacity of $8.1 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Facilities during the year ended December 31, 2023 was $1.1 billion and the weighted average outstanding balance was $962.6 million. Letters of credit of $58.6 million were outstanding under the Facilities as of December 31, 2023.

Under the Commercial Paper program, the Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness.  The

Commercial Paper program is supported by the Credit Facilities, and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On December 31, 2023, we had no outstanding balance under the Commercial Paper program.  Borrowings under the Commercial Paper program reduce amounts otherwise available under the Credit Facilities.

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

On January 10, 2023, the Operating Partnership completed interest rate swap agreements with a combined notional value at €750.0 million to swap the interest rate of the Euro denominated borrowings outstanding under the Supplemental Facility to an all-in fixed rate of 3.81%. These interest rate swaps were terminated in connection with the repayment of these borrowings on November 14, 2023.

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

On  November 9, 2023, the Operating Partnership completed the issuance of the following senior unsecured notes: $500 million with a fixed interest rate of 6.25% and $500 million with a fixed interest rate of 6.65%, with maturity dates of January 15, 2034 and January 15, 2054, respectively. The proceeds were used to redeem, at par, its $600 million 3.75% notes at maturity on February 1, 2024.

On November 14, 2023, the Operating Partnership completed the issuance of €750.0 million senior unsecured bonds ($808.0 million U.S. dollar equivalent) with a maturity date of November 14, 2026 and a fixed interest rate of 3.50%.  The bonds are exchangeable into shares of Klépierre at the option of the holder of the bond at an initial common price of €27.2092.  We may elect to settle the exchange with cash instead of shares.  The proceeds were used to repay €750.0 million ($815.4 million U.S. dollar equivalent) outstanding under the Supplemental Facility on November 17, 2023. The exchangeable option within the bonds has been determined to meet the criteria for bifurcation.

Mortgage Debt

Total mortgage indebtedness was $5.2 billion and $5.5 billion at December 31, 2023 and 2022, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of December 31, 2023, we were in compliance with all covenants of our unsecured debt.

At December 31, 2023, our consolidated subsidiaries were the borrowers under 35 non-recourse mortgage notes secured by mortgages on 38 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At December 31, 2023, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of December 31, 2023 and 2022, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	December 31, 2023	Interest Rate(1)	December 31, 2022	Interest Rate(1)
Fixed Rate	$25,705,396	3.47%	$22,673,703	3.15%
Variable Rate	328,027	5.91%	2,286,583	3.93%
	$26,033,423	3.49%	$24,960,286	3.22%
(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations and Off-balance Sheet Arrangements

In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of December 31, 2023, and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities:

	2024	2025-2026	2027-2028	After 2028	Total
Long Term Debt (1)	$2,946,165	$7,399,732	$3,620,285	$12,220,079	$26,186,261
Interest Payments (2)	889,753	1,491,379	1,030,652	5,374,793	8,786,577
Lease Commitments (3)	33,822	72,730	72,828	959,496	1,138,876
(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	Variable rate interest payments are estimated based on the SOFR or other applicable rate at December 31, 2023.
(3)	Represents only the minimum non-cancellable lease period, excluding applicable lease extension and renewal options, unless reasonably certain of exercise.

Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 6 of the notes to the consolidated financial statements. Our joint ventures typically fund their cash needs through secured non-recourse debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of December 31, 2023, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $139.2 million. Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

Hurricane Impacts

During the year ended December 31, 2021, we recorded $2.1 million as business interruption income, which was recorded in other income in the accompanying consolidated statements of operations and comprehensive income.  During the year ended December 31, 2021, we also recorded a $21.0 million gain related to property insurance recovery of previously depreciated assets.  This amount was recorded in (loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net, in the accompanying consolidated statements of operations and comprehensive income.

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

The Company sponsored, through a wholly-owned subsidiary, a special purpose acquisition corporation, or SPAC, named Simon Property Group Acquisition Holdings, Inc. On February 18, 2021 the SPAC announced the pricing of its initial public offering, which was consummated on February 23, 2021, and generated gross proceeds of $345.0 million.  The SPAC was a consolidated VIE which was formed for the purpose of effecting a business combination and was targeting innovative businesses that operate within Simon’s “Live, Work, Play, Stay, Shop” ecosystem.

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

During 2022, we disposed of our interest in one consolidated retail property. The proceeds from this transaction were $59.0 million, resulting in a loss of $15.6 million. We also recorded a non-cash gain of $19.9 million related to the disposition of one unconsolidated retail property in satisfaction of its $99.6 million non-recourse mortgage loan. These are included in (loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interest in unconsolidated entities and impairment, net in the accompanying consolidated statement of operations and comprehensive income.

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

Joint Venture Formation Activity and Other Investment Activity

During the fourth quarter of 2023, we sold a portion of our interest in ABG, resulting in a pre-tax gain of $157.1 million, which is included in gain on disposal, exchange, or revaluation of equity interests, net, in the consolidated statement of operations. In connection with this transaction, we recorded tax expense of $39.3 million which is included in income and other tax expense in the consolidated statement of operations and comprehensive income. Concurrently, ABG completed a capital transaction resulting in the dilution of our ownership to approximately 9.6% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $10.3 million, which is included in gain on disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income. This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $2.6 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income.

On September 7, 2023, we acquired an additional 4% ownership in TRG for approximately $199.6 million by issuing 1,725,000 units in the Operating Partnership, bringing our noncontrolling ownership interest in TRG to 84%.

During the third quarter of 2023, ABG completed a capital transaction resulting in the dilution of our ownership from approximately 11.8% to approximately 11.7% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $12.4 million, which is included in gain on disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income. This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $3.1 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income.

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

During the fourth quarter of 2022, we sold to ABG our interests in the licensing venture of Eddie Bauer for additional interests in ABG. As a result, in the fourth quarter of 2022, we recognized a non-cash pre-tax gain of $159.0 million, representing the difference between the fair value of the interests received and the $98.8 million carrying value of the intellectual property licensing venture less costs to sell. On July 1, 2021, we sold to ABG all of our interests in both the Forever 21 and Brooks Brothers licensing ventures for additional interests in ABG. As a result, in the third quarter of 2021, we recognized a non-cash pre-tax gain of $159.8 million, representing the difference between the fair value of the interests received and the $102.7 million carrying value of the intellectual property licensing ventures less costs to sell. On December 20, 2021, we sold a portion of our interest in ABG, resulting in a pre-tax gain of $18.8 million. In connection with this transaction, we recorded tax expense of $8.0 million which is included in income and other tax expense in the consolidated statement of operations and comprehensive income. Subsequently, we acquired additional interests in ABG for cash consideration of $100.0 million.

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

Construction continues on certain redevelopment and new development projects in the U.S. and internationally that are nearing completion.  Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $1,344 million.  Simon’s share of remaining net cash funding required to complete the new development and redevelopment projects currently under construction is approximately $498 million.  We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 7-10% for all of our new development, expansion and redevelopment projects.

Summary of Capital Expenditures.  The following table summarizes total capital expenditures on consolidated properties on a cash basis (in millions):

	2023	2022	2021
New Developments	$156	$108	$96
Redevelopments and Expansions	328	283	300
Tenant Allowances	209	207	127
Operational Capital Expenditures	100	52	5
Total	$793	$650	$528

International Development Activity

We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material. We expect our share of estimated committed capital for international development projects to be completed with projected delivery in 2024 or 2025 is $94 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes recently completed and new development and expansion projects as well as our share of the estimated total cost as of December 31, 2023 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected/Actual
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
New Development Projects:
Paris-Giverny Designer Outlet	Vernon, France	228,000	74%	EUR	136.8	$151.0	Opened Apr. - 2023
Jakarta Premium Outlets	Jakarta, Indonesia	300,000	50%	IDR	931,782	$60.5	Feb. - 2025
Expansion:
Busan Premium Outlet Phase 2	Busan, South Korea	194,000	50%	KRW	72,933	$56.3	Oct. - 2024
(1)	USD equivalent based upon December 31, 2023 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $1.90 per share in the fourth quarter of 2023 and $7.45 per share for the year ended December 31, 2023. The Operating Partnership paid distributions per unit for the same amounts. In 2022, Simon paid dividends of $1.80 and $6.90 per share for the three and twelve month periods ended December 31, 2022, respectively. The Operating Partnership paid distributions per unit for the same amounts. On February 5, 2024, Simon’s Board of Directors declared a quarterly cash dividend for the first quarter of 2024 of $1.95 per share, payable on March 29, 2024 to shareholders of record on March 8, 2024.  The distribution rate on units is equal to the dividend rate on common stock. In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On May 9, 2022, Simon’s Board of Directors authorized a common stock repurchase plan commencing on May 16, 2022, or the Repurchase Program.  Under the program, the Company may purchase up to $2.0 billion of its common stock during the two-year period ending May 16, 2024 in open market or privately negotiated transactions, at prices that the Company deems appropriate and subject to market conditions, applicable law, and other factors deemed relevant in the Company’s sole discretion.  On February 8, 2024, Simon’s Board of Directors authorized a new common stock repurchase program which replaces the existing Repurchase Program immediately where, the Company may purchase up to $2.0 billion of its common stock over the next 24 months.  During the year ended December 31, 2023, Simon purchased 1,273,733 shares at an average price of $110.38 per share.  During the year ended December 31, 2022, Simon purchased 1,830,022 shares at an average price of $98.57 per share.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

Forward-Looking Statements

Certain statements made in this press release may be deemed "forward–looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in any forward–looking statements are based on reasonable assumptions, the Company can give no assurance that its expectations will be attained, and it is possible that the Company's actual results may differ materially from those indicated by these forward–looking statements due to a variety of risks, uncertainties, and other factors. Such factors include, but are not limited to: changes in economic and market conditions that may adversely affect the general retail environment, including but not limited to those caused by inflation, recessionary pressures, wars, escalating geopolitical tensions as a result of the war in Ukraine and the conflicts in the Middle East, and supply chain disruptions; the inability to renew leases and relet vacant space at existing properties on favorable terms; the potential loss of anchor stores or major tenants; the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise; an increase in vacant space at our properties; the potential for violence, civil unrest, criminal activity or terrorist activities at our properties;  natural disasters; the availability of comprehensive insurance coverage; the intensely competitive market environment in the retail industry, including e-commerce; security breaches that could compromise our information technology or infrastructure; reducing emissions of greenhouse gases; environmental liabilities; our international activities subjecting us to risks that are different from or greater than those associated with our domestic operations, including changes in foreign exchange rates; our continued ability to maintain our status as a REIT; changes in tax laws or regulations that result in adverse tax consequences; risks associated with the acquisition, development, redevelopment, expansion, leasing and management of properties; the inability to lease newly developed properties on favorable terms; the loss of key management personnel; uncertainties regarding the impact of pandemics, epidemics or public health crises, and the associated governmental restrictions on our business, financial condition, results of operations, cash flow and liquidity; changes in market rates of interest; the impact of our substantial indebtedness on our future operations, including covenants in the governing agreements that impose restrictions on us that may affect our ability to operate freely; any disruption in the financial markets that may adversely affect our ability to access capital for growth and satisfy our ongoing debt service requirements; any change in our credit rating; risks relating to our joint venture properties, including guarantees of certain joint venture indebtedness; and general risks related to real estate investments, including the illiquidity of real estate investments. The Company discusses these and other risks and uncertainties under the heading "Risk Factors" in Part 1, Item 1A of the Annual Report on Form 10-K.  The Company may update that discussion in subsequent other periodic reports, but except as required by law, the Company undertakes no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

You should understand that our computations of these non-GAAP measures might not be comparable to similar measures reported by other REITs and that these non-GAAP measures:

●	do not represent cash flow from operations as defined by GAAP,

●	should not be considered as an alternative to net income determined in accordance with GAAP as a measure of operating performance, and
●	are not an alternative to cash flows as a measure of liquidity.

The following schedule reconciles total FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share.

	2023	2022	2021

	(in thousands)
Consolidated Net Income	$2,617,018	$2,452,385	$2,568,707
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	1,250,550	1,214,441	1,254,039
Our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments	841,862	845,784	887,390
Loss (gain) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	3,056	(5,647)	(206,855)
Unrealized losses in fair value of publicly traded equity instruments, net, excluded from FFO (A)	—	—	3,177
Net loss (income) attributable to noncontrolling interest holders in properties	1,336	(2,738)	6,053
Noncontrolling interests portion of depreciation and amortization, gain on consolidation of properties, and gain on disposal of properties	(22,719)	(18,234)	(20,295)
Preferred distributions and dividends	(5,237)	(5,252)	(5,252)
FFO of the Operating Partnership	$4,685,866	$4,480,739	$4,486,964
FFO allocable to limited partners	597,727	564,946	564,407
Dilutive FFO allocable to common stockholders	$4,088,139	$3,915,793	$3,922,557
Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$6.98	$6.52	$6.84
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments, net of noncontrolling interests portion of depreciation and amortization	5.52	5.44	5.64
Loss (gain) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	0.01	(0.01)	(0.55)
Unrealized losses in fair value of publicly traded equity instruments, net, excluded from FFO (A)	—	—	0.01
Diluted FFO per share	$12.51	$11.95	$11.94
Basic and Diluted weighted average shares outstanding	326,808	327,817	328,587
Weighted average limited partnership units outstanding	47,782	47,295	47,280
Basic and Diluted weighted average shares and units outstanding	374,590	375,112	375,867
(A)	Unrealized losses in fair value of publicly traded equity instruments, net, excluded from FFO relate to mark-to-market adjustments of retail real estate. Unrealized losses in fair value of publicly traded equity instruments, net, included in FFO relate to mark-to-market adjustments of non-retail real estate.

The following schedule reconciles consolidated net income to our beneficial share of NOI.

	For the Year
	Ended December 31,
	2023	2022

	(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$2,617,018	$2,452,385
Income and other tax expense	81,874	83,512
Gain on disposal, exchange, or revaluation of equity interests, net	(362,019)	(121,177)
Interest expense	854,648	761,253
Income from unconsolidated entities	(375,663)	(647,977)
Unrealized (gains) losses in fair value of publicly traded equity instruments and derivative instrument, net	(11,892)	61,204
Loss (gain) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	3,056	(5,647)
Operating Income Before Other Items	2,807,022	2,583,553
Depreciation and amortization	1,262,107	1,227,371
Home and regional office costs	207,618	184,592
General and administrative	38,513	34,971
Other expenses (1)	320	13,413
NOI of consolidated entities	$4,315,580	$4,043,900
Less: Noncontrolling interest partners share of NOI	(30,918)	(27,685)
Beneficial NOI of consolidated entities	$4,284,662	$4,016,215
Reconciliation of NOI of unconsolidated entities:
Net Income	$853,986	$807,435
Interest expense	685,193	599,245
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	(20,529)	(50,336)
Operating Income Before Other Items	1,518,650	1,356,344
Depreciation and amortization	656,089	666,762
Other expenses (1)	143	1,309
NOI of unconsolidated entities	$2,174,882	$2,024,415
Less: Joint Venture partners share of NOI	(1,132,334)	(1,059,095)
Beneficial NOI of unconsolidated entities	$1,042,548	$965,320
Add: Beneficial interest of NOI from TRG	503,858	474,214
Add: Beneficial interest of NOI from Other Platform Investments and Investments	399,341	604,750
Beneficial interest of Combined NOI	$6,230,409	$6,060,499
Less: Beneficial interest of Corporate and Other NOI Sources (2)	287,231	154,309
Less: Beneficial interest of NOI from Other Platform Investments (3)	138,686	355,019
Less: Beneficial interest of NOI from Investments (4)	233,562	238,695
Beneficial interest of Portfolio NOI	$5,570,930	$5,312,476
Beneficial interest of Portfolio NOI Change	4.9%
(1)	Represents the write-off of pre-development costs, our beneficial interest of which was $0.3 million and $11.4 million with respect to consolidated entities and $0.1 million and $0.4 million with respect to our share of unconsolidated entities, for the year ended December 31, 2023 and 2022, respectively.
(2)	Includes income components excluded from portfolio NOI and domestic property NOI (domestic lease termination income, interest income, land sale gains, straight line lease income, above/below market lease adjustments), Simon management company revenues, foreign exchange impact, and other assets.

(3)	Other Platform Investments include J.C. Penney, SPARC Group, ABG, RGG, and Jamestown.
(4)	Includes our share of NOI of Klépierre (at constant currency) and other corporate investments.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

Our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily SOFR. Based upon consolidated indebtedness and interest rates at December 31, 2023, a 50 basis point increase in the market rates of interest would decrease future earnings and cash flows by approximately $0.8 million, and would decrease the fair value of debt by approximately $823.4 million.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Simon Property Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Simon Property Group, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Simon Property Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 22, 2024, expressed an unqualified opinion thereon.

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

Indianapolis, Indiana February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Simon Property Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simon Property Group, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2024, expressed an unqualified opinion thereon.

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

Evaluation of Investment Properties for Impairment
Description of the Matter

At December 31, 2023, the Company’s consolidated net investment properties totaled $21.6 billion. As discussed in Note 3 to the consolidated financial statements, the Company reviews investment properties for impairment on a property-by-property basis to identify and evaluate events or changes in circumstances that indicate the carrying value of an investment property may not be recoverable. The Company estimates undiscounted cash flows of an investment property using observable and unobservable inputs such as forecasted operating income before depreciation and amortization, estimated capitalization rates, leasing prospects and local market information.

Auditing management’s evaluation of investment properties for impairment was complex due to the estimation uncertainty in determining the undiscounted cash flows of an investment property. In particular, the impairment evaluation for investment properties was sensitive to significant assumptions such as forecasted cash flows which incorporate operating income before depreciation and amortization, and capitalization rates, all of which can be affected by expectations about future market or economic conditions, demand, and competition.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for evaluating investment properties for impairment, including controls over management’s review of the significant assumptions described above.

To test the Company’s evaluation of investment properties for impairment, we performed audit procedures that included, among others, assessing the methodologies applied, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by management in its analysis. We compared the significant assumptions used by management to current industry and economic trends, relevant market information, and other applicable sources. We also involved a valuation specialist to assist in evaluating certain assumptions. In addition, we compared the forecasted operating income before depreciation and amortization to historical actual results and evaluated significant variances, including consideration of the current economic environment. As part of our evaluation, we assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the undiscounted cash flows of the related investment property that would result from changes in the assumptions.

Evaluation of Investments in Unconsolidated Entities for Impairment
Description of the Matter

At December 31, 2023, the carrying value of the Company’s investments in unconsolidated entities and its investments in Klépierre and TRG totaled $8.1 billion. As explained in Note 3 to the consolidated financial statements, the Company reviews investments in unconsolidated entities for impairment if events or changes in circumstances indicate that the carrying value of an investment in an unconsolidated entity may not be recoverable. To identify and evaluate whether an other-than-temporary decline in the fair value of an investment below its carrying value has occurred, the Company assesses economic and operating conditions that may affect the fair value of the investment. The evaluation of operating conditions may include developing estimates of forecasted cash flows or operating income before depreciation and amortization to support the recoverability of the carrying amount of the investment. When required, the Company estimates the fair value of an investment and assesses whether any impairment is other than temporary using observable and unobservable inputs such as forecasted operating income before depreciation and amortization, estimated capitalization and discount rates, or relevant market multiples, leasing prospects and local market information.

Auditing management’s evaluation of investments in unconsolidated entities for impairment was complex due to the estimation uncertainty in determining the forecasted operating income before depreciation and amortization, estimated fair value of each investment and whether any decline in fair value below the related investment’s carrying amount is other-than-temporary. In particular, the impairment evaluation for these investments was sensitive to significant assumptions such as forecasted cash flows, which incorporate operating income before depreciation and amortization, relevant market multiples, and capitalization and discount rates, all of which can be affected by expectations about future market or economic conditions, demand, and competition.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for evaluating investments in unconsolidated entities for impairment, including controls over management’s review of the significant assumptions described above.

To test the Company’s evaluation of investments in unconsolidated entities for impairment, we performed audit procedures that included, among others, assessing the methodologies applied, evaluating the significant assumptions discussed above and testing the completeness and accuracy of data used by management in its analysis. We compared the significant assumptions used by management to current industry and economic trends, relevant market information, and other applicable sources. We also involved a valuation specialist to assist in evaluating certain assumptions. In addition, we compared the forecasted operating income before depreciation and amortization to historical actual results and evaluated significant variances, including consideration of the current economic environment. As part of our evaluation, we assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the cash flows and the fair value of the related investment that would result from changes in the assumptions, and we evaluated whether a decline in fair value below the related investment’s carrying value was other-than-temporary.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Indianapolis, Indiana February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Partners of Simon Property Group, L.P. and the Board of Directors of Simon Property Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Simon Property Group, L.P.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Simon Property Group, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 22, 2024, expressed an unqualified opinion thereon.

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

Indianapolis, Indiana February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Partners of Simon Property Group, L.P. and the Board of Directors of Simon Property Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simon Property Group, L.P. (the Partnership) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2024, expressed an unqualified opinion thereon.

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

Evaluation of Investment Properties for Impairment
Description of the Matter

At December 31, 2023, the Partnership’s consolidated net investment properties totaled $21.6 billion. As discussed in Note 3 to the consolidated financial statements, the Partnership reviews investment properties for impairment on a property-by-property basis to identify and evaluate events or changes in circumstances that indicate the carrying value of an investment property may not be recoverable. The Partnership estimates undiscounted cash flows of an investment property using observable and unobservable inputs such as forecasted operating income before depreciation and amortization, estimated capitalization rates, leasing prospects and local market information.

Auditing management’s evaluation of investment properties for impairment was complex due to the estimation uncertainty in determining the undiscounted cash flows of an investment property. In particular, the impairment evaluation for investment properties was sensitive to significant assumptions such as forecasted cash flows, which incorporate operating income before depreciation and amortization, and capitalization rates, all of which can be affected by expectations about future market or economic conditions, demand, and competition.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Partnership’s process for evaluating investment properties for impairment, including controls over management’s review of the significant assumptions described above.

To test the Partnership’s evaluation of investment properties for impairment, we performed audit procedures that included, among others, assessing the methodologies applied, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by management in its analysis. We compared the significant assumptions used by management to current industry and economic trends, relevant market information, and other applicable sources. We also involved a valuation specialist to assist in evaluating certain assumptions. In addition, we compared the forecasted operating income before depreciation and amortization to historical actual results and evaluated significant variances, including consideration of the current economic environment. As part of our evaluation, we assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the undiscounted cash flows of the related investment property that would result from changes in the assumptions.

Evaluation of Investments in Unconsolidated Entities for Impairment
Description of the Matter

At December 31, 2023, the carrying value of the Partnership’s investments in unconsolidated entities and its investments in Klépierre and TRG totaled $8.1 billion. As explained in Note 3 to the consolidated financial statements, the Partnership reviews investments in unconsolidated entities for impairment if events or changes in circumstances indicate that the carrying value of an investment in an unconsolidated entity may not be recoverable. To identify and evaluate whether an other-than-temporary decline in the fair value of an investment below its carrying value has occurred, the Partnership assesses economic and operating conditions that may affect the fair value of the investment. The evaluation of operating conditions may include developing estimates of forecasted cash flows or operating income before depreciation and amortization to support the recoverability of the carrying amount of the investment. When required, the Partnership estimates the fair value of an investment and assesses whether any impairment is other than temporary using observable and unobservable inputs such as forecasted operating income before depreciation and amortization, estimated capitalization and discount rates, or relevant market multiples, leasing prospects and local market information.

Auditing management’s evaluation of investments in unconsolidated entities for impairment was complex due to the estimation uncertainty in determining the forecasted operating income before depreciation and amortization, estimated fair value of each investment and whether any decline in fair value below the related investment’s carrying amount is other-than-temporary. In particular, the impairment evaluation for these investments was sensitive to significant assumptions such as forecasted cash flows, which incorporate operating income before depreciation and amortization, relevant market multiples, and capitalization and discount rates, all of which can be affected by expectations about future market or economic conditions, demand, and competition.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Partnership’s process for evaluating investments in unconsolidated entities for impairment, including controls over management’s review of the significant assumptions described above.To test the Partnership’s evaluation of investments in unconsolidated entities for impairment, we performed audit procedures that included, among others, assessing the methodologies applied, evaluating the significant assumptions discussed above and testing the completeness and accuracy of data used by management in its analysis. We compared the significant assumptions used by management to current industry and economic trends, relevant market information, and other applicable sources. We also involved a valuation specialist to assist in evaluating certain assumptions. In addition, we compared the forecasted operating income before depreciation and amortization to historical actual results and evaluated significant variances, including consideration of the current economic environment. As part of our evaluation, we assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the cash flows and the fair value of the related investment that would result from changes in the assumptions, and we evaluated whether a decline in fair value below the related investment’s carrying value was other-than-temporary

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2002. Indianapolis, Indiana February 22, 2024

Simon Property Group, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	December 31,	December 31,
	2023	2022
ASSETS:
Investment properties, at cost	$39,285,138	$38,326,912
Less - accumulated depreciation	17,716,788	16,563,749
	21,568,350	21,763,163
Cash and cash equivalents	1,168,991	621,628
Short-term investments	1,000,000	—
Tenant receivables and accrued revenue, net	826,126	823,540
Investment in TRG, at equity	3,049,719	3,074,345
Investment in Klépierre, at equity	1,527,872	1,561,112
Investment in other unconsolidated entities, at equity	3,540,648	3,511,263
Right-of-use assets, net	484,073	496,930
Deferred costs and other assets	1,117,716	1,159,293
Total assets	$34,283,495	$33,011,274
LIABILITIES:
Mortgages and unsecured indebtedness	$26,033,423	$24,960,286
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,693,248	1,491,583
Cash distributions and losses in unconsolidated entities, at equity	1,760,922	1,699,828
Dividend payable	1,842	1,997
Lease liabilities	484,861	497,953
Other liabilities	621,601	535,736
Total liabilities	30,595,897	29,187,383
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests	195,949	212,239
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	41,106	41,435
Common stock, $0.0001 par value, 511,990,000 shares authorized, 342,895,886 and 342,905,419 issued and outstanding, respectively	33	34
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	11,406,236	11,232,881
Accumulated deficit	(6,095,576)	(5,926,974)
Accumulated other comprehensive loss	(172,787)	(164,873)
Common stock held in treasury, at cost, 16,983,364 and 15,959,628 shares, respectively	(2,156,178)	(2,043,979)
Total stockholders’ equity	3,022,834	3,138,524
Noncontrolling interests	468,815	473,128
Total equity	3,491,649	3,611,652
Total liabilities and equity	$34,283,495	$33,011,274

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Year
	Ended December 31,
	2023	2022	2021
REVENUE:
Lease income	$5,164,335	$4,905,175	$4,736,719
Management fees and other revenues	125,995	116,904	106,483
Other income	368,506	269,368	273,587
Total revenue	5,658,836	5,291,447	5,116,789
EXPENSES:
Property operating	489,346	464,135	415,720
Depreciation and amortization	1,262,107	1,227,371	1,262,715
Real estate taxes	441,783	443,224	458,953
Repairs and maintenance	97,257	93,595	96,391
Advertising and promotion	127,346	107,793	114,303
Home and regional office costs	207,618	184,592	184,660
General and administrative	38,513	34,971	30,339
Other	187,844	152,213	140,518
Total operating expenses	2,851,814	2,707,894	2,703,599
OPERATING INCOME BEFORE OTHER ITEMS	2,807,022	2,583,553	2,413,190
Interest expense	(854,648)	(761,253)	(795,712)
Loss on extinguishment of debt	-	-	(51,841)
Gain on disposal, exchange, or revaluation of equity interests, net (Notes 3 and 6)	362,019	121,177	178,672
Income and other tax expense	(81,874)	(83,512)	(157,199)
Income from unconsolidated entities	375,663	647,977	782,837
Unrealized gains (losses) in fair value of publicly traded equity instruments and derivative instrument, net	11,892	(61,204)	(8,095)
(Loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(3,056)	5,647	206,855
CONSOLIDATED NET INCOME	2,617,018	2,452,385	2,568,707
Net income attributable to noncontrolling interests	333,892	312,850	319,076
Preferred dividends	3,337	3,337	3,337
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,279,789	$2,136,198	$2,246,294
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$6.98	$6.52	$6.84

Consolidated Net Income	$2,617,018	$2,452,385	$2,568,707
Unrealized gain on derivative hedge agreements	18,350	54,808	51,114
Net gain reclassified from accumulated other comprehensive loss into earnings	(4,084)	(1,595)	(7,285)
Currency translation adjustments	(26,513)	(28,119)	(38,772)
Changes in available-for-sale securities and other	2,254	(2,009)	(1,014)
Comprehensive income	2,607,025	2,475,470	2,572,750
Comprehensive income attributable to noncontrolling interests	331,814	315,622	319,629
Comprehensive income attributable to common stockholders	$2,275,211	$2,159,848	$2,253,121

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year
	Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$2,617,018	$2,452,385	$2,568,707
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	1,333,584	1,292,113	1,325,895
Loss on debt extinguishment	—	—	51,841
Loss (gain) on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	3,056	(5,647)	(206,855)
Gain on disposal, exchange, or revaluation of equity interests, net	(362,019)	(121,177)	(178,672)
Unrealized (gains) losses in fair value of publicly traded equity instruments and derivative instrument, net	(11,892)	61,204	8,095
Straight-line lease loss	9,866	25,234	22,619
Income from unconsolidated entities	(375,663)	(647,977)	(782,837)
Distributions of income from unconsolidated entities	458,709	561,583	436,881
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	(11,802)	63,350	265,352
Deferred costs and other assets	24,423	(104,567)	(77,592)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	245,513	190,103	203,968
Net cash provided by operating activities	3,930,793	3,766,604	3,637,402
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(65,829)	(203,364)	(257,080)
Funding of loans to related parties	(15,250)	(132,857)	(15,848)
Repayments of loans to related parties	16,188	82,371	14,027
Capital expenditures, net	(793,283)	(650,024)	(527,935)
Cash impact from the consolidation of properties	—	20,988	5,595
Net proceeds from sale of assets	—	59,658	3,000
Investments in unconsolidated entities	(83,961)	(235,792)	(56,901)
Purchase of short-term investments	(1,000,000)	—	—
Purchase of equity instruments	(31,742)	(66,140)	(33,605)
Proceeds from sales of equity instruments	304,129	26,086	65,504
Insurance proceeds for property restoration	7,427	—	7,200
Distributions of capital from unconsolidated entities and other	299,140	472,510	243,279
Net cash used in investing activities	(1,363,181)	(626,564)	(552,764)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(328)	(328)	(328)
Purchase of shares related to stock grant recipients' tax withholdings	(5,795)	(6,788)	(2,318)
Redemption of limited partner units	(13,524)	(1,852)	(2,220)
Purchase of treasury stock	(140,593)	(180,387)	—
Preferred unit redemptions	(2,500)	—	—
Proceeds from the special purpose acquisition company IPO, net of transaction costs	—	—	338,121
Proceeds from (establishment of) trust account for special purpose acquisition company	—	345,000	(345,000)
Liquidation of special purpose acquisition company	—	(345,000)	—
Distributions to noncontrolling interest holders in properties	(41,956)	(27,741)	(5,024)
Contributions from noncontrolling interest holders in properties	9,813	29,681	20,902
Preferred distributions of the Operating Partnership	(1,900)	(1,915)	(1,915)
Distributions to stockholders and preferred dividends	(2,439,233)	(2,264,007)	(2,351,764)
Distributions to limited partners	(355,548)	(326,550)	(337,021)
Cash paid to extinguish debt	—	—	(50,156)
Proceeds from issuance of debt, net of transaction costs	3,629,840	3,449,403	9,251,217
Repayments of debt	(2,658,525)	(3,721,864)	(10,076,809)
Net cash used in financing activities	(2,020,249)	(3,052,348)	(3,562,315)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	547,363	87,692	(477,677)
CASH AND CASH EQUIVALENTS, beginning of period	621,628	533,936	1,011,613
CASH AND CASH EQUIVALENTS, end of period	$1,168,991	$621,628	$533,936

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated Other
			Comprehensive	Capital in		Common Stock
	Preferred	Common	Income	Excess of Par	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	(Loss)	Value	Deficit	Treasury	Interests	Equity

Balance at December 31, 2020	$42,091	$34	$(188,675)	$11,179,688	$(6,102,314)	$(1,891,352)	$432,874	$3,472,346
Exchange of limited partner units (58,571 common shares, Note 8)				539			(539)	—
Series J preferred stock premium amortization	(328)							(328)
Stock incentive program (80,012 common shares, net)				(9,229)		9,229		—
Redemption of limited partner units (15,705 units)				(2,061)			(159)	(2,220)
Amortization of stock incentive				19,673				19,673
Long-term incentive performance units							17,755	17,755
Issuance of unit equivalents and other (20,374 common shares repurchased)				5,760	(44,319)	(2,318)	18,494	(22,383)
Unrealized gain on hedging activities			44,676				6,438	51,114
Currency translation adjustments			(33,932)				(4,840)	(38,772)
Changes in available-for-sale securities and other			(886)				(128)	(1,014)
Net gain reclassified from accumulated other comprehensive loss into earnings			(6,369)				(916)	(7,285)
Other comprehensive income			3,489				554	4,043
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				18,620			(18,620)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(1,926,706)		(276,698)	(2,203,404)
Distribution to other noncontrolling interest partners							(2,708)	(2,708)
Net income, excluding $1,915 attributable to preferred interests in the Operating Partnership and a $3,419 loss attributable to noncontrolling redeemable interests in properties					2,249,631		320,580	2,570,211
Balance at December 31, 2021	$41,763	$34	$(185,186)	$11,212,990	$(5,823,708)	$(1,884,441)	$491,533	$3,852,985
Exchange of limited partner units (2,680 common shares, Note 8)				27			(27)	—
Series J preferred stock premium amortization	(328)							(328)
Stock incentive program (208,063 common shares, net)				(27,637)		27,637		—
Redemption of limited partner units (14,740 units)				(1,708)			(144)	(1,852)
Amortization of stock incentive				23,670				23,670
Treasury stock purchase (1,830,022 shares)						(180,387)		(180,387)
Long-term incentive performance units							14,845	14,845
Issuance of unit equivalents and other (46,555 common shares repurchased)				(2,769)	21,206	(6,788)	10,600	22,249
Unrealized gain on hedging activities			47,888				6,920	54,808
Currency translation adjustments			(24,427)				(3,692)	(28,119)
Changes in available-for-sale securities and other			(1,755)				(254)	(2,009)
Net gain reclassified from accumulated other comprehensive loss into earnings			(1,393)				(202)	(1,595)
Other comprehensive income			20,313				2,772	23,085
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				28,308			(28,308)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(2,264,007)		(326,550)	(2,590,557)
Distribution to other noncontrolling interest partners							(1,362)	(1,362)
Net income, excluding $1,915 attributable to preferred interests in the Operating Partnership and $1,166 attributable to noncontrolling redeemable interests in properties					2,139,535		309,769	2,449,304
Balance at December 31, 2022	$41,435	$34	$(164,873)	$11,232,881	$(5,926,974)	$(2,043,979)	$473,128	$3,611,652

			Accumulated Other
			Comprehensive	Capital in		Common Stock
	Preferred	Common	Income	Excess of Par	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	(Loss)	Value	Deficit	Treasury	Interests	Equity
Issuance of limited partner units (1,725,000 units)							197,426	197,426
Series J preferred stock premium amortization	(329)							(329)
Stock incentive program (291,122 common shares, net)				(34,189)		34,189		—
Redemption of limited partner units (114,241 units)				(12,483)			(1,041)	(13,524)
Amortization of stock incentive				32,468				32,468
Treasury stock purchase (1,273,733 shares)						(140,593)		(140,593)
Long-term incentive performance units							14,739	14,739
Issuance of unit equivalents and other (50,658 common shares repurchased)		(1)		146	(12,495)	(5,795)	2,026	(16,119)
Unrealized gain on hedging activities			15,784				2,566	18,350
Currency translation adjustments			(22,116)				(4,397)	(26,513)
Changes in available-for-sale securities and other			1,969				285	2,254
Net gain reclassified from accumulated other comprehensive loss into earnings			(3,551)				(533)	(4,084)
Other comprehensive income			(7,914)				(2,079)	(9,993)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				187,413			(187,413)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(2,439,233)		(355,548)	(2,794,781)
Distribution to other noncontrolling interest partners							(6,361)	(6,361)
Net income, excluding $1,900 attributable to preferred interests in the Operating Partnership and a $1,946 loss attributable to noncontrolling redeemable interests in properties					2,283,126		333,938	2,617,064
Balance at December 31, 2023	$41,106	$33	$(172,787)	$11,406,236	$(6,095,576)	$(2,156,178)	$468,815	$3,491,649

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	December 31,	December 31,
	2023	2022
ASSETS:
Investment properties, at cost	$39,285,138	$38,326,912
Less — accumulated depreciation	17,716,788	16,563,749
	21,568,350	21,763,163
Cash and cash equivalents	1,168,991	621,628
Short-term investments	1,000,000	—
Tenant receivables and accrued revenue, net	826,126	823,540
Investment in TRG, at equity	3,049,719	3,074,345
Investment in Klépierre, at equity	1,527,872	1,561,112
Investment in other unconsolidated entities, at equity	3,540,648	3,511,263
Right-of-use assets, net	484,073	496,930
Deferred costs and other assets	1,117,716	1,159,293
Total assets	$34,283,495	$33,011,274
LIABILITIES:
Mortgages and unsecured indebtedness	$26,033,423	$24,960,286
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,693,248	1,491,583
Cash distributions and losses in unconsolidated entities, at equity	1,760,922	1,699,828
Distribution payable	1,842	1,997
Lease liabilities	484,861	497,953
Other liabilities	621,601	535,736
Total liabilities	30,595,897	29,187,383
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests	195,949	212,239
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	41,106	41,435
General Partner, 325,920,522 and 326,953,791 units outstanding, respectively	2,981,728	3,097,089
Limited Partners, 48,913,717 and 47,302,958 units outstanding, respectively	447,494	448,076
Total partners’ equity	3,470,328	3,586,600
Nonredeemable noncontrolling interests in properties, net	21,321	25,052
Total equity	3,491,649	3,611,652
Total liabilities and equity	$34,283,495	$33,011,274

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Year
	Ended December 31,
	2023	2022	2021
REVENUE:
Lease income	$5,164,335	$4,905,175	$4,736,719
Management fees and other revenues	125,995	116,904	106,483
Other income	368,506	269,368	273,587
Total revenue	5,658,836	5,291,447	5,116,789
EXPENSES:
Property operating	489,346	464,135	415,720
Depreciation and amortization	1,262,107	1,227,371	1,262,715
Real estate taxes	441,783	443,224	458,953
Repairs and maintenance	97,257	93,595	96,391
Advertising and promotion	127,346	107,793	114,303
Home and regional office costs	207,618	184,592	184,660
General and administrative	38,513	34,971	30,339
Other	187,844	152,213	140,518
Total operating expenses	2,851,814	2,707,894	2,703,599
OPERATING INCOME BEFORE OTHER ITEMS	2,807,022	2,583,553	2,413,190
Interest expense	(854,648)	(761,253)	(795,712)
Loss on extinguishment of debt	—	—	(51,841)
Gain on disposal, exchange, or revaluation of equity interests, net (Notes 3 and 6)	362,019	121,177	178,672
Income and other tax expense	(81,874)	(83,512)	(157,199)
Income from unconsolidated entities	375,663	647,977	782,837
Unrealized gains (losses) in fair value of publicly traded equity instruments and derivative instrument, net	11,892	(61,204)	(8,095)
(Loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(3,056)	5,647	206,855
CONSOLIDATED NET INCOME	2,617,018	2,452,385	2,568,707
Net (loss) income attributable to noncontrolling interests	(1,336)	2,738	(6,053)
Preferred unit requirements	5,237	5,252	5,252
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$2,613,117	$2,444,395	$2,569,508
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$2,279,789	$2,136,198	$2,246,294
Limited Partners	333,328	308,197	323,214
Net income attributable to unitholders	$2,613,117	$2,444,395	$2,569,508
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$6.98	$6.52	$6.84

Consolidated Net Income	$2,617,018	$2,452,385	$2,568,707
Unrealized gain on derivative hedge agreements	18,350	54,808	51,114
Net gain reclassified from accumulated other comprehensive loss into earnings	(4,084)	(1,595)	(7,285)
Currency translation adjustments	(26,513)	(28,119)	(38,772)
Changes in available-for-sale securities and other	2,254	(2,009)	(1,014)
Comprehensive income	2,607,025	2,475,470	2,572,750
Comprehensive income (loss) attributable to noncontrolling interests	610	1,572	(2,634)
Comprehensive income attributable to unitholders	$2,606,415	$2,473,898	$2,575,384

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year
	Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$2,617,018	$2,452,385	$2,568,707
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	1,333,584	1,292,113	1,325,895
Loss on debt extinguishment	—	—	51,841
Loss (gain) on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	3,056	(5,647)	(206,855)
Gain on disposal, exchange, or revaluation of equity interests, net	(362,019)	(121,177)	(178,672)
Unrealized (gains) losses in fair value of publicly traded equity instruments and derivative instrument, net	(11,892)	61,204	8,095
Straight-line lease loss	9,866	25,234	22,619
Income from unconsolidated entities	(375,663)	(647,977)	(782,837)
Distributions of income from unconsolidated entities	458,709	561,583	436,881
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	(11,802)	63,350	265,352
Deferred costs and other assets	24,423	(104,567)	(77,592)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	245,513	190,103	203,968
Net cash provided by operating activities	3,930,793	3,766,604	3,637,402
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(65,829)	(203,364)	(257,080)
Funding of loans to related parties	(15,250)	(132,857)	(15,848)
Repayments of loans to related parties	16,188	82,371	14,027
Capital expenditures, net	(793,283)	(650,024)	(527,935)
Cash impact from the consolidation of properties	—	20,988	5,595
Net proceeds from sale of assets	—	59,658	3,000
Investments in unconsolidated entities	(83,961)	(235,792)	(56,901)
Purchase of short-term investments	(1,000,000)	—	—
Purchase of equity instruments	(31,742)	(66,140)	(33,605)
Proceeds from sale of equity instruments	304,129	26,086	65,504
Insurance proceeds for property restoration	7,427	—	7,200
Distributions of capital from unconsolidated entities and other	299,140	472,510	243,279
Net cash used in investing activities	(1,363,181)	(626,564)	(552,764)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(328)	(328)	(328)
Purchase of units related to stock grant recipients' tax withholdings	(5,795)	(6,788)	(2,318)
Redemption of limited partner units	(13,524)	(1,852)	(2,220)
Purchase of general partner units	(140,593)	(180,387)	—
Preferred unit redemptions	(2,500)	—	—
Proceeds from the special purpose acquisition company IPO, net of transaction costs	—	—	338,121
Proceeds from (establishment of) trust account for special purpose acquisition company	—	345,000	(345,000)
Liquidation of special purpose acquisition company	—	(345,000)	—
Distributions to noncontrolling interest holders in properties	(41,956)	(27,741)	(5,024)
Contributions from noncontrolling interest holders in properties	9,813	29,681	20,902
Partnership distributions	(2,796,681)	(2,592,472)	(2,690,700)
Cash paid to extinguish debt	—	—	(50,156)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	3,629,840	3,449,403	9,251,217
Mortgage and unsecured indebtedness principal payments	(2,658,525)	(3,721,864)	(10,076,809)
Net cash used in financing activities	(2,020,249)	(3,052,348)	(3,562,315)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	547,363	87,692	(477,677)
CASH AND CASH EQUIVALENTS, beginning of period	621,628	533,936	1,011,613
CASH AND CASH EQUIVALENTS, end of period	$1,168,991	$621,628	$533,936

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	Interests	Equity

Balance at December 31, 2020	$42,091	$2,997,381	$431,784	$1,090	$3,472,346
Series J preferred stock premium and amortization	(328)				(328)
Limited partner units exchanged to common units (58,571 units)		539	(539)		—
Stock incentive program (80,012 common units, net)		—			—
Amortization of stock incentive		19,673			19,673
Redemption of limited partner units (15,705 units)		(2,061)	(159)		(2,220)
Long-term incentive performance units			17,755		17,755
Issuance of unit equivalents and other (20,374 common units)		(40,877)	1	18,493	(22,383)
Unrealized gain on hedging activities		44,676	6,438		51,114
Currency translation adjustments		(33,932)	(4,840)		(38,772)
Changes in available-for-sale securities and other		(886)	(128)		(1,014)
Net gain reclassified from accumulated other comprehensive loss into earnings		(6,369)	(916)		(7,285)
Other comprehensive income		3,489	554		4,043
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		18,620	(18,620)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(1,923,369)	(276,698)	(2,708)	(2,206,112)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915 and a $3,419 loss attributable to noncontrolling redeemable interests in properties	3,337	2,246,294	323,214	(2,634)	2,570,211
Balance at December 31, 2021	$41,763	$3,319,689	$477,292	$14,241	$3,852,985
Series J preferred stock premium and amortization	(328)				(328)
Limited partner units exchanged to common units (2,680 units)		27	(27)		—
Stock incentive program (208,063 common units, net)		—			—
Amortization of stock incentive		23,670			23,670
Redemption of limited partner units (14,740 units)		(1,708)	(144)		(1,852)
Treasury unit purchase (1,830,022 units)		(180,387)			(180,387)
Long-term incentive performance units			14,845		14,845
Issuance of unit equivalents and other (72,442 LTIP units and 46,555 common units)		11,649	(1)	10,601	22,249
Unrealized gain on hedging activities		47,888	6,920		54,808
Currency translation adjustments		(24,427)	(3,692)		(28,119)
Changes in available-for-sale securities and other		(1,755)	(254)		(2,009)
Net gain reclassified from accumulated other comprehensive loss into earnings		(1,393)	(202)		(1,595)
Other comprehensive income		20,313	2,772		23,085
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		28,308	(28,308)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(2,260,670)	(326,550)	(1,362)	(2,591,919)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915 and $1,166 attributable to noncontrolling redeemable interests in properties	3,337	2,136,198	308,197	1,572	2,449,304
Balance at December 31, 2022	$41,435	$3,097,089	$448,076	$25,052	$3,611,652

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	Interests	Equity

Issuance of limited partner units (1,725,000 units)			197,426		197,426
Series J preferred stock premium and amortization	(329)				(329)
Stock incentive program (291,122 common units, net)		—			—
Amortization of stock incentive		32,468			32,468
Redemption of limited partner units (114,241 units)		(12,483)	(1,041)		(13,524)
Treasury unit purchase (1,273,733 units)		(140,593)			(140,593)
Long-term incentive performance units			14,739		14,739
Issuance of unit equivalents and other (50,658 common units)		(18,145)	6	2,020	(16,119)
Unrealized gain on hedging activities		15,784	2,566		18,350
Currency translation adjustments		(22,116)	(4,397)		(26,513)
Changes in available-for-sale securities and other		1,969	285		2,254
Net gain reclassified from accumulated other comprehensive loss into earnings		(3,551)	(533)		(4,084)
Other comprehensive income		(7,914)	(2,079)		(9,993)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		187,413	(187,413)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(2,435,896)	(355,548)	(6,361)	(2,801,142)
Net income, excluding preferred distributions on temporary equity preferred units of $1,900 and a $1,946 loss attributable to noncontrolling redeemable interests in properties	3,337	2,279,789	333,328	610	2,617,064
Balance at December 31, 2023	$41,106	$2,981,728	$447,494	$21,321	$3,491,649

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®.  As of December 31, 2023, we owned or held an interest in 195 income-producing properties in the United States, which consisted of 93 malls, 69 Premium Outlets, 14 Mills, six lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. We also own an 84% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 24 regional, super-regional, and outlet malls in the U.S. and Asia. Internationally, as of December 31, 2023, we had ownership interests in 35 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of December 31, 2023, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 14 countries in Europe. We also own investments in retail operations (J.C. Penney and SPARC Group); an intellectual property and licensing venture (Authentic Brands Group, LLC, or ABG); an e-commerce venture (Rue Gilt Groupe, or RGG), and Jamestown (a global real estate investment and management company), collectively, our other platform investments.

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

We also consolidate a variable interest entity, or VIE, when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements. There have been no changes during 2023 in previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During the periods presented, we did not provide financial or other support to any identified VIE that we were not contractually obligated to provide.

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

As of December 31, 2023, we consolidated 130 wholly-owned properties and 19 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We apply the equity method of accounting to the other 81 properties (the joint venture properties) and our investments in Klépierre, TRG, and Jamestown, as well as our investments in retail operations (J.C. Penney and SPARC Group); an intellectual property and licensing venture (ABG); and an e-commerce venture (RGG). We manage the day-to-day operations of 51 of the 81 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Canada, Spain, Thailand, and the United Kingdom comprise 24 of the remaining 30 properties. These international properties and TRG are managed by joint ventures in which we share control.

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

Our weighted average ownership interest in the Operating Partnership was as follows:

	For the Year Ended
	December 31,
	2023	2022	2021
Weighted average ownership interest	87.2%	87.4%	87.4%

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

As of December 31, 2023 and 2022, our ownership interest in the Operating Partnership was 87.0% and 87.4%, respectively. We adjust the noncontrolling limited partners’ interest at the end of each period to reflect their interest in the net assets of the Operating Partnership.

Preferred unit requirements in the Operating Partnership’s accompanying consolidated statements of operations and comprehensive income represent distributions on outstanding preferred units and are recorded when declared.

3. Summary of Significant Accounting Policies

Investment Properties

Investment properties consist of the following as of December 31:

	2023	2022
Land	$3,643,432	$3,632,943
Buildings and improvements	35,141,486	34,246,835
Total land, buildings and improvements	38,784,918	37,879,778
Furniture, fixtures and equipment	500,220	447,134
Investment properties at cost	39,285,138	38,326,912
Less — accumulated depreciation	17,716,788	16,563,749
Investment properties at cost, net	$21,568,350	$21,763,163
Construction in progress included above	$760,175	$587,644

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

	For the Year Ended
	December 31,
	2023	2022	2021
Capitalized interest	$39,906	$35,482	$31,204

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

We review investment properties for impairment on a property-by-property basis to identify and evaluate events or changes in circumstances which indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, declines in a property’s operational performance, such as declining cash flows, occupancy or total sales per square foot, the Company’s intent and ability to hold the related asset, and, if applicable, the remaining time to maturity of underlying financing arrangements. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization during the anticipated holding period plus its residual value, and, if applicable, on a probability weighted basis, is less than the carrying value of the

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over our estimate of fair value.

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

Cash and Cash Equivalents and Short-term investments

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

We classify short-term investments, which consist of time-deposits with original maturities in excess of 90 days as available-for-sale.  Short-term investments are reported at fair value and reviewed periodically for allowances for credit losses and impairment.  When evaluating the investments, we review factors such as the extent to which the fair value of

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

the security is less than the amortized cost basis, adverse conditions specifically related to the security, the financial condition of the issuer, the Company’s intent to sell, and whether it would be more likely than not that the Company would be required to sell the investments before the recovery of their amortized cost basis.

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of equity instruments, our deferred compensation plan investments, the debt securities of our captive insurance subsidiary, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At December 31, 2023 and 2022, we had equity instruments with readily determinable fair values of $97.7 million and $73.0 million, respectively. Changes in the fair value of these equity instruments are recorded in unrealized gains (losses) in fair value of publicly traded equity instruments and derivative instrument, net in our consolidated statements of operations and comprehensive income. At December 31, 2023 and 2022, we had equity instruments without readily determinable fair values of $240.2 million and $236.2 million, respectively, for which we have elected the measurement alternative. We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer. We recorded a reduction in the carrying value of these investments of nil and $27.5 million for the years ended December 31, 2023 and 2022, respectively. Changes in the fair value of these equity instruments are recorded in gain on disposal, exchange, or revaluation of equity interests, net in our consolidated statements of operations and comprehensive income.

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

At December 31, 2023 and 2022, we held debt securities of $79.7 million and $52.3 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

We have equity instruments with readily determinable fair values that are valued using Level 1 inputs. We have foreign currency forward contracts, interest rate cap and swap agreements, and time-deposits that mature within one-year that are valued using Level 2 inputs. The notional value of our time-deposits approximate fair value given the relatively short-term nature of the instrument.  We also have a bifurcated embedded derivative option that was a component of the

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

€750.0 million exchangeable bonds issued in November 2023. This instrument is classified as primarily having Level 3 inputs and is further discussed in Note 3, within the Derivative Financial Instruments subsection and Note 7.

Description	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Short-term investments	$1,000,000	$-	$1,000,000	$-
Deferred costs and other assets	113,779	97,696	16,083	-
Total	$1,113,779	$97,696	$1,016,083	$-

Liabilities:
Other Liabilities	$38,146	$-	$9,774	$28,372

Description	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Other Assets	$88,805	$73,020	$15,785	$-
Liabilities:
Other Liabilities	$8,605	$-	$8,605	$-

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

Segment and Geographic Locations

Our primary business is the ownership, development, and management of premier shopping, dining, entertainment and mixed use real estate. We have aggregated our retail operations, including malls, Premium Outlets, The Mills, and our international investments into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of, and in many cases, the same, tenants.  As of December 31, 2023, approximately 7.3% of our consolidated long-lived assets and 4.2% of our consolidated total revenues were derived from assets located outside the United States.  As of December 31, 2022, approximately 6.9% of our consolidated long-lived assets and 3.5% of our consolidated total revenues were derived from assets located outside the United States.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Deferred Costs and Other Assets

Deferred costs and other assets include the following as of December 31:

	2023	2022
Deferred lease costs, net	$77,811	$97,553
In-place lease intangibles, net	3,085	7,076
Acquired above market lease intangibles, net	5,629	10,696
Marketable securities of our captive insurance companies	79,716	52,325
Goodwill	20,098	20,098
Other marketable and non-marketable securities	338,120	309,212
Prepaids, notes receivable and other assets, net	593,257	662,333
	$1,117,716	$1,159,293

Deferred Lease Costs

Our deferred leasing costs consist primarily of initial direct costs and, prior to the adoption of ASC 842, capitalized salaries and related benefits, in connection with lease originations. We record amortization of deferred leasing costs on a straight-line basis over the terms of the related leases. Details of these deferred costs as of December 31 are as follows:

	2023	2022
Deferred lease costs	$273,010	$312,464
Accumulated amortization	(195,199)	(214,911)
Deferred lease costs, net	$77,811	$97,553

Amortization of deferred leasing costs is a component of depreciation and amortization expense. The accompanying consolidated statements of operations and comprehensive income include amortization of deferred leasing costs as follows:

	For the Year Ended December 31,
	2023	2022	2021
Amortization of deferred leasing costs	$34,119	$39,606	$43,028

Intangibles

The average remaining life of in-place lease intangibles is approximately 2.4 years and is being amortized on a straight-line basis and is included with depreciation and amortization in the consolidated statements of operations and comprehensive income. The fair market value of above and below market leases is amortized into lease income over the remaining lease life as a component of reported lease income. The weighted average remaining life of these intangibles is approximately 2.9 years. The unamortized amount of below market leases is included in accounts payable, accrued expenses, intangibles and deferred revenues in the consolidated balance sheets and was $11.1 million and $15.3 million as of December 31, 2023 and 2022, respectively. The amount of amortization of above and below market leases, net, which increased lease income for the years ended December 31, 2023, 2022, and 2021, was $0.9 million, $1.7 million and $2.7 million, respectively. If a lease is terminated prior to the original lease termination, any remaining unamortized intangible is written off to earnings.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Details of intangible assets as of December 31 are as follows:

	2023	2022
In-place lease intangibles	$52,138	$67,935
Accumulated amortization	(49,054)	(60,859)
In-place lease intangibles, net	$3,084	$7,076

	2023	2022
Acquired above market lease intangibles	$119,985	$130,556
Accumulated amortization	(114,356)	(119,860)
Acquired above market lease intangibles, net	$5,629	$10,696

Estimated future amortization and the increasing (decreasing) effect on lease income for our above and below market leases as of December 31, 2023 are as follows:

	Below	Above	Impact to
	Market	Market	Lease
	Leases	Leases	Income, Net
2024	$3,467	$(3,634)	$(167)
2025	2,347	(1,522)	825
2026	1,568	(446)	1,122
2027	1,252	(27)	1,225
2028	1,212	—	1,212
Thereafter	1,246	—	1,246
	$11,092	$(5,629)	$5,463

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

As of December 31, 2023, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	5	$805.0 million
Interest Rate Caps	1	$38.0 million
Interest Rate Swaps	1	€128.0 million
Interest Rate Caps	3	€129.0 million

As of December 31, 2022, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	1	€128.0 million
Interest Rate Caps	5	€319.0 million

The carrying value of our interest rate cap and swap agreements, at fair value, as of December 31, 2023 and December 31, 2022 was a net asset balance of $11.6 million and $13.1 million, respectively, and is included in deferred costs and other assets.

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

The unamortized gain on our treasury locks and terminated hedges recorded in accumulated other comprehensive income was $41.9 million and $10.9 million as of December 31, 2023 and 2022, respectively.  Within the next year, we expect to reclassify to earnings approximately $3.1 million of gains related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss).

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

We had the following Euro:USD forward contracts designated as net investment hedges at December 31, 2023 and 2022 (in millions):

		Asset (Liability) Value as of
		December 31,	December 31,
Notional Value	Maturity Date	2023	2022
€50.0	January 13, 2023	—	(2.9)
€15.0	March 15, 2023	—	0.7
€15.0	March 15, 2023	—	0.7
€45.0	April 12, 2023	—	(0.2)
€44.0	September 15, 2023	—	(0.1)
€50.0	December 15, 2023	—	(2.8)
€50.0	January 17, 2024	(0.4)	—
€30.0	March 15, 2024	1.0	1.3
€51.0	March 15, 2024	(3.6)	(2.8)
€20.0	April 12, 2024	(0.1)	—
€25.0	July 17, 2024	0.7
€37.0	December 13, 2024	(0.9)	—
€37.0	December 13, 2024	(0.9)	—
€50.0	March 17, 2025	(1.1)	—

Asset balances in the above table are included in deferred costs and other assets. Liability balances in the above table are included in other liabilities.

We have designated certain derivative and nonderivative instruments as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss).  For the years ended December 31, 2023, 2022, and 2021 we recorded gains (losses) of ($45.2 million), $131.7 million, and 176.0 million, respectively, in the cumulative translation adjustment section of the other comprehensive income (loss).  Changes in the value of these instruments are offset by changes in the underlying hedged Euro investments.

The total accumulated other comprehensive income (loss) related to Simon’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $48.7 million and $36.5 million as of December 31, 2023 and 2022, respectively. The total accumulated other comprehensive income (loss) related to the Operating Partnership’s derivative activities, including our share of the other comprehensive income (loss) from unconsolidated entities, was $56.1 million and $41.8 million as of December 31, 2023 and 2022, respectively.

The exchange option of our exchangeable bonds is valued as a derivative liability using an option pricing model that incorporates the observed period ending price of the exchangeable bonds and secondary market prices of comparable unsecured senior notes without an exchange feature. The key assumptions utilized are the period ending share-price of Klépierre, share-price implied volatility, the EUR risk-free rate, Klépierre expected dividend yield, time to maturity, and the comparable spread to the EUR risk-free rate of unsecured senior notes without an exchange feature.

The fair value of the option is recorded in other liabilities in the consolidated balance sheets and changes to the value of the option are recognized in the consolidated statements of operations and comprehensive income in unrealized gains (losses) in fair value of publicly traded equity instruments and derivative instrument, net.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

The key inputs into the option model for the exchange option within the exchangeable bonds as of December 31, 2023 and November 14, 2023 (at inception) were as follows:

	December 31, 2023	November 14, 2023
Klépierre stock price	€24.68	€22.67
Implied volatility	17.88%	19.74%
EUR risk-free rate	2.11%	2.96%
Klépierre expected dividend yield	6.85%	7.43%
Expected term	2.88 years	3.00 years
Credit Spread	0.84%	1.44%

The option is measured at fair value on a recurring basis.  As of December 31, 2023 and November 14, 2023 (at inception) the values of the option were $28.4 million and $19.2 million, respectively.

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows as of December 31:

	2023	2022
Limited partners’ interests in the Operating Partnership	$447,494	$448,076
Nonredeemable noncontrolling interests in properties, net	21,321	25,052
Total noncontrolling interests reflected in equity	$468,815	$473,128

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

Accumulated Other Comprehensive Income (Loss)

Simon

The total accumulated other comprehensive income (loss) related to Simon’s currency translation adjustment was ($221.6) million, ($199.5) million and ($175.1) million as of December 31, 2023, 2022 and 2021, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of December 31:

				Affected line item where
	2023	2022	2021	net income is presented
Currency translation adjustments	$—	$—	$5,660	Loss (gain) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net
	—	—	(712)	Net income attributable to noncontrolling interests
	$—	$—	$4,948

Accumulated derivative gains, net	$4,084	$1,595	$1,625	Interest expense
	(533)	(202)	(204)	Net income attributable to noncontrolling interests
	$3,551	$1,393	$1,421

The Operating Partnership

The total accumulated other comprehensive income (loss) related to the Operating Partnership’s currency translation adjustment was ($254.9) million, ($228.3) million and ($200.2) million as of December 31, 2023, 2022 and 2021, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of December 31:

				Affected line item where
	2023	2022	2021	net income is presented
Currency translation adjustments	$—	$—	$5,660	Loss (gain) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net

Accumulated derivative gains, net	$4,084	$1,595	$1,625	Interest expense

Revenue Recognition

We, as a lessor, primarily under long-term leases, retain substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases. We accrue fixed lease income on a straight-line basis over the terms of the leases when we believe substantially all lease income, including the related straight-line rent receivable, is probable of collection. Substantially all of our retail tenants are also required to pay overage rents based on

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

sales over a stated base amount during the lease year. We recognize this variable lease consideration only when each tenant’s sales exceed the applicable sales threshold. We amortize any tenant inducements as a reduction of lease income utilizing the straight-line method over the term of the related lease or occupancy term of the tenant, if shorter.

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

In connection with rent deferrals or other accruals of unpaid rent payments, if we determine that rent payments are probable of collection, we will continue to recognize lease income on a straight-line basis over the lease term along with associated tenant receivables. However, if we determine that such deferred rent payments or other accrued but unpaid rent payments are not probable of collection, lease income will be recorded on the cash basis, with the corresponding tenant receivable and deferred rent receivable balances charged as a direct write-off against lease income in the period of the change in our collectability determination.  Additionally, our assessment of collectability, primarily under long-term leases, incorporates information regarding a tenant’s financial condition that is obtained from available financial data, the expected outcome of contractual disputes and other matters, and our communications and negotiations with the tenant.

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

Revenues from insurance premiums charged to unconsolidated properties are recognized on a pro-rata basis over the terms of the policies. Insurance losses on these policies and our self-insurance for our consolidated properties are reflected in property operating expenses in the accompanying consolidated statements of operations and comprehensive

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

income and include estimates for losses incurred but not reported as well as losses pending settlement. Estimates for losses are based on evaluations by third-party actuaries and management’s estimates. Total insurance reserves for our insurance subsidiaries and other self-insurance programs as of December 31, 2023 and 2022 approximated $96.1 million and $85.7 million, respectively, and are included in other liabilities in the consolidated balance sheets. Information related to the securities included in the investment portfolio of our captive insurance subsidiary is included within the “Equity Instruments and Debt Securities” section above.

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

As of December 31, 2023 and 2022, we had net deferred tax liabilities of $307.8 million and $278.3 million, respectively, which primarily relate to the temporary differences between the carrying value of balance sheet assets and liabilities and their tax bases. These differences were primarily created through the consolidation of various European assets in 2016. Additionally, we have deferred tax assets related to our TRSs, consisting of operating losses and other carryforwards for U.S. federal income tax purposes as well as the timing of the deductibility of losses or reserves from insurance subsidiaries, though these amounts are not material to the financial statements. The deferred tax asset in included in deferred costs and other assets and the deferred tax liability is included in other liabilities in the accompanying consolidated balance sheets.

We are also subject to certain other taxes, including state and local taxes, franchise taxes, as well as income-based and withholding taxes on dividends from certain of our international investments, which are included in income and other taxes in the consolidated statements of operations and comprehensive income.

Our cash paid for taxes in each period was as follows:

	For the Year Ended December 31,
	2023	2022	2021
Cash paid for taxes	$31,187	$53,241	$102,454

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

Simon Property Group Acquisition Holdings, Inc.

The Company sponsored, through a wholly-owned subsidiary, a special purpose acquisition corporation, or SPAC, named Simon Property Group Acquisition Holdings, Inc.  On February 18, 2021, the SPAC announced the pricing of its initial public offering, which was consummated on February 23, 2021, and generated gross proceeds of $345.0 million, was placed in a trust account.  The SPAC was a consolidated VIE which was formed for the purpose of effecting a business combination.  The Company accounted for the noncontrolling interest in the SPAC as noncontrolling redeemable interests as these instruments were redeemable at the option of the holder and were classified as temporary equity at their redemption value in Simon’s accompanying consolidated balance sheet in Limited partners preferred interest in the Operating Partnership and noncontrolling redeemable interests and in the Operating Partnership’s accompanying consolidated balance sheet in Preferred units, various series, at liquidation value, and noncontrolling redeemable interests.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting,” which provides improvements to reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The standard will be effective for us for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements and footnotes.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes,” which provides improvements to income tax disclosures by enhancing the transparency and decision usefulness of the material provided. The standard will be effective for us for the fiscal years beginning after December 15, 2024. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements and footnotes.

4. Real Estate Acquisitions and Dispositions

We acquire interests in properties to generate both current income and long-term appreciation in value. We acquire interests in individual properties or portfolios of real estate companies that meet our investment criteria and sell properties which no longer meet our strategic criteria. Unless otherwise noted below, gains and losses on these transactions are included in gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during 2023, 2022, and 2021. Refer to Note 6 for disclosure of unconsolidated joint venture acquisitions and dispositions.

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

Simon

	For the Year Ended December 31,
	2023	2022	2021
Net Income attributable to Common Stockholders — Basic and Diluted	$2,279,789	$2,136,198	$2,246,294
Weighted Average Shares Outstanding — Basic and Diluted	326,807,326	327,816,695	328,587,137

For the year ended December 31, 2023, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the years ended December 31, 2023, 2022, and 2021. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

The Operating Partnership

	For the Year Ended December 31,
	2023	2022	2021
Net Income attributable to Unitholders — Basic and Diluted	$2,613,117	$2,444,395	$2,569,508
Weighted Average Units Outstanding — Basic and Diluted	374,589,788	375,111,997	375,866,759

For the year ended December 31, 2023, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the years ended December 31, 2023, 2022, and 2021. We accrue distributions when they are declared.

The taxable nature of the dividends declared and Operating Partnership distributions declared for each of the years ended as indicated is summarized as follows:

	For the Year Ended December 31,
	2023	2022	2021
Total dividends/distributions paid per common share/unit	$7.45	$6.90	$5.85
Percent taxable as ordinary income	99.70%	98.60%	93.10%
Percent taxable as long-term capital gains	0.30%	1.40%	6.90%
	100.00%	100.00%	100.00%

6. Investments in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in Note 2, we held joint venture interests in 81 properties as of December 31, 2023 and 82 properties as of December 31, 2022.

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

We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of December 31, 2023 and 2022, we had construction loans and other advances to these related parties totaling $98.0 million and $112.0 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

During the third quarter of 2023, we disposed of our interest in one unconsolidated property through foreclosure in satisfaction of the $114.8 million non-recourse mortgage loan. We recognized no gain or loss in connection with this disposal.

During 2022, we recorded a non-cash gain of $19.9 million related to the disposition and foreclosure of two unconsolidated properties in satisfaction of the respective $99.6 million and $83.1 million non-recourse mortgage loans, which is included in gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statement of operations and comprehensive income. This non-cash investing and financing activity is excluded from our consolidated statement of cash flows.

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

The tables below represent summary financial information of TRG.

	December 31,	December 31,
	2023	2022
Total assets	$3,416,630	$3,555,686
Total liabilities	4,386,131	4,356,406
Noncontrolling interests	164,720	163,293

	For the Year Ended
	December 31,
	2023	2022	2021
Total revenues	$695,222	$693,835	$600,426
Operating income before other items	281,349	254,395	197,074
Consolidated net income	42,910	164,072	97,361
Our share of net income	32,728	129,065	78,370
Amortization of excess investment	(113,333)	(189,629)	(196,072)

Other Platform Investments

As of December 31, 2023, we own a 41.67% noncontrolling interest in J.C. Penney, a department store retailer. We also own a 33.3% noncontrolling interest in SPARC Group. During the first quarter of 2022, SPARC Group acquired certain assets and operations of Reebok and entered into a long-term strategic partnership agreement with ABG to become the core licensee and operating partner for Reebok in the United States.

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

During the fourth quarter of 2023, we sold a portion of our interest in ABG for cash proceeds of $300.2 million, resulting in a pre-tax gain of $157.1 million, which is included in gain on disposal, exchange, or revaluation of equity interests, net, in the consolidated statement of operations. In connection with this transaction, we recorded tax expense of $39.3 million which is included in income and other tax expense in the consolidated statement of operations and

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

comprehensive income. Concurrently, ABG completed a capital transaction resulting in the dilution of our ownership to approximately 9.6% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $10.3 million, which is included in gain on disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income. This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $2.6 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income.  The carrying amount of our investment in ABG was $733.2 million and $767.5 million at December 31, 2023 and 2022, respectively.

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

During the second quarter of 2023, ABG completed a capital transaction resulting in a dilution of our ownership from approximately 12.3% to approximately 11.8% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $36.4 million, which is included in gain on disposal, exchange, or revaluation of equity interests in the consolidated statement of operations and comprehensive income. This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $9.1 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income.

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

On December 20, 2021, we sold a portion of our interest in ABG, resulting in a pre-tax gain of $18.8 million, which is included in gain on disposal, exchange, or revaluation of equity interests, net, in the consolidated statement of operations. In connection with this transaction, we recorded tax expense of $8.0 million which is included in income and other tax expense in the consolidated statements of operations and comprehensive income. Subsequently, we acquired additional interests in ABG for cash consideration of $100.0 million.

As of December 31, 2023, we own a 45% noncontrolling interest in Rue Gilt Groupe.

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

The tables below represents combined summary financial information, after intercompany eliminations, of our other platform investments.

	December 31,	December 31,
	2023	2022
Total assets	$14,921,120	$12,897,980
Total liabilities	11,406,440	10,521,772
Noncontrolling interests	501,224	362,652

	For the Year Ended
	December 31,
	2023	2022	2021
Total revenues	$13,865,845	$14,895,379	$14,454,661
Operating income before other items	683,723	972,360	1,550,358
Consolidated net income	239,491	738,255	1,400,632
Our share of net income (loss)	40,002	238,412	402,658
Amortization of excess investment	(6,740)	(6,659)	(7,546)

International Investments

We conduct our international operations primarily through joint venture arrangements and account for the majority of these international joint venture investments using the equity method of accounting.

European Investments

At December 31, 2023, we owned 63,924,148 shares, or approximately 22.4%, of Klépierre, which had a quoted market price of $27.24 per share. The tables below represent summary financial information with respect to our investment in Klépierre. This information is based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP.

	December 31,	December 31,
	2023	2022
Total assets	$16,114,513	$16,016,137
Total liabilities	10,282,111	10,074,502
Noncontrolling interests	1,255,479	1,226,734

	For the Year Ended
	December 31,
	2023	2022	2021
Total revenues	$1,359,246	$1,308,409	$1,240,277
Operating income before other items	618,260	590,829	380,470
Consolidated net income	347,311	581,075	848,104
Our share of net income	64,805	116,084	164,575
Amortization of excess investment	(17,658)	(13,937)	(19,444)

During the year ended December 31, 2023 we recorded a net loss of $11.2 million related to Klépierre’s disposition of certain assets. During the years ended December 31, 2022 and 2021, we recorded net gains of $1.3 million and $1.2 million, respectively, related to Klépierre’s disposition of certain assets. These transactions are included in (loss) gain on

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

During the year ended December 31, 2021, Klépierre elected to step-up the tax basis of certain assets in Italy, which triggered a one-time payment at a significantly reduced tax rate. As a result of the step-up in tax basis, a previously established deferred tax liability was reversed resulting in a non-cash gain, of which our share was $118.4 million.

We have an interest in a European investee that had interests in 12 Designer Outlet properties as of December 31, 2023, 11 Designer Outlet properties as of December 31, 2022, and 11 Designer Outlet properties as of December 31, 2021. Eight of these Designer Outlets are consolidated by us as of December 31, 2023. As of December 31, 2023, our legal percentage ownership interests in these properties ranged from 23% to 94%. Due to certain redemption rights held by our venture partner, which will require us to purchase their interests under certain circumstances, the noncontrolling interest is presented (i) in the accompanying Simon consolidated balance sheets outside of equity in limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties and (ii) in the accompanying Operating Partnership consolidated balance sheets within preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties.

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

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we also have a direct minority ownership in three of those outlets. At December 31, 2023 and 2022, the carrying value of these equity instruments without readily determinable fair values was $140.8 million and is included in deferred costs and other assets.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $231.2 million and $206.3 million as of December 31, 2023 and 2022, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $200.6 million and $199.5 million as of December 31, 2023 and 2022, respectively, including all related components of accumulated other comprehensive income (loss).

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

COMBINED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
Assets:
Investment properties, at cost	$19,315,578	$19,256,108
Less - accumulated depreciation	8,874,745	8,490,990
	10,440,833	10,765,118
Cash and cash equivalents	1,372,377	1,445,353
Tenant receivables and accrued revenue, net	505,933	546,025
Right-of-use assets, net	126,539	143,526
Deferred costs and other assets	537,943	482,375
Total assets	$12,983,625	$13,382,397
Liabilities and Partners’ Deficit:
Mortgages	$14,282,839	$14,569,921
Accounts payable, accrued expenses, intangibles, and deferred revenue	1,032,217	961,984
Lease liabilities	116,535	133,096
Other liabilities	368,582	446,064
Total liabilities	15,800,173	16,111,065
Preferred units	67,450	67,450
Partners’ deficit	(2,883,998)	(2,796,118)
Total liabilities and partners’ deficit	$12,983,625	$13,382,397
Our Share of:
Partners’ deficit	$(1,258,809)	$(1,232,086)
Add: Excess Investment	1,173,852	1,219,117
Our net (deficit) Investment in unconsolidated entities, at equity	$(84,957)	$(12,969)

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

As of December 31, 2023, scheduled principal repayments on these joint venture properties’ mortgage indebtedness, assuming the obligations remain outstanding through the initial maturities, are as follows:

2024	$2,069,780
2025	2,437,450
2026	2,832,212
2027	2,288,445
2028	2,170,056
Thereafter	2,516,281
Total principal maturities	14,314,224
Debt issuance costs	(31,385)
Total mortgages	$14,282,839

This debt becomes due in installments over various terms extending through 2035 with interest rates ranging from 0.21% to 15.25% and a weighted average interest rate of 4.61% at December 31, 2023.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

COMBINED STATEMENTS OF OPERATIONS

	December 31,
	2023	2022	2021
REVENUE:
Lease income	$2,984,455	$2,894,611	$2,797,221
Other income	464,058	341,923	319,956
Total revenue	3,448,513	3,236,534	3,117,177
OPERATING EXPENSES:
Property operating	638,638	605,018	575,584
Depreciation and amortization	656,089	666,762	686,790
Real estate taxes	237,809	246,707	263,325
Repairs and maintenance	77,093	81,522	79,300
Advertising and promotion	83,279	74,776	72,441
Other	236,955	205,405	200,899
Total operating expenses	1,929,863	1,880,190	1,878,339
Operating Income Before Other Items	1,518,650	1,356,344	1,238,838
Interest expense	(685,193)	(599,245)	(605,591)
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	20,529	50,336	34,814
Net Income	$853,986	$807,435	$668,061
Third-Party Investors’ Share of Net Income	$436,408	$423,816	$333,304
Our Share of Net Income	$417,578	$383,619	$334,757
Amortization of Excess Investment	(59,707)	(60,109)	(64,974)
Our Share of Gain on Sale or Disposal of Assets and Interests in Other Income in the Consolidated Financial Statements	—	—	(14,941)
Our Share of Gain on Sale or Disposal of, or Recovery on, Assets and Interests in Unconsolidated Entities, net	(454)	(2,532)	(541)
Income from Unconsolidated Entities	$357,417	$320,978	$254,301

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

7. Indebtedness

Our mortgages and unsecured indebtedness, excluding the impact of derivative instruments, consist of the following as of December 31:

	2023	2022
Fixed-Rate Debt:
Mortgage notes, including $1,977 and $2,436 of net premiums and $10,408 and $11,194 of debt issuance costs, respectively. Weighted average interest and maturity of 3.83% and 3.1 years at December 31, 2023.	$4,832,884	$4,580,799
Unsecured notes and Credit Facilities (see below), including $74,968 and $32,421 of net discounts and $125,557 and $76,058 of debt issuance costs, respectively.	20,811,917	18,029,459
Total Fixed-Rate Debt	25,644,801	22,610,258
Variable-Rate Debt:
Mortgage notes, including $4,477 and $5,336 of debt issuance costs, respectively. Weighted average interest and maturity of 5.91% and 1.5 years at December 31, 2023.	328,027	874,442
Unsecured Notes, including $0 and $15,622 of debt issuance costs, respectively.	—	1,412,141
Total Variable-Rate Debt	328,027	2,286,583
Other Debt Obligations	60,595	63,445
Total Mortgages and Unsecured Indebtedness	$26,033,423	$24,960,286

General.  Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of December 31, 2023, we were in compliance with all covenants of our unsecured debt.

At December 31, 2023, our consolidated subsidiaries were the borrowers under 35 non-recourse mortgage notes secured by mortgages on 38 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At December 31, 2023, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Unsecured Debt

At December 31, 2023, our unsecured debt consisted of $20.7 billion of senior unsecured notes of the Operating Partnership, $305.0 million outstanding under the Operating Partnership’s $5.0 billion unsecured revolving credit facility, or Credit Facility.

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

The Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities, has a borrowing capacity of $3.5 to $4.5 billion during its term and provides for borrowings denominated in U.S. dollars, Euro, Yen, Pounds, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 100% of the maximum revolving credit amount, as defined. The initial maturity date of the Supplemental Facility is January 31, 2026 and can be extended for an additional year to January 31, 2027 at our sole option, subject to satisfying certain customary conditions precedent.

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

On December 31, 2023 we had an aggregate available borrowing capacity of $8.1 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Facilities during the year ended December 31, 2023 was $1.1 billion and the weighted average outstanding balance was $962.6 million. Letters of credit of $58.6 million were outstanding under the Facilities as of December 31, 2023.

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness.  The Commercial Paper program is supported by the Credit Facilities, and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On December 31, 2023, we had no outstanding balance under the Commercial Paper program.  Borrowings under the Commercial Paper program reduce amounts otherwise available under the Credit Facilities.

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

On January 10, 2023, the Operating Partnership completed interest rate swap agreements with a combined notional value at €750.0 million to swap the interest rate of the Euro denominated borrowings outstanding under the Supplemental Facility to an all-in fixed rate of 3.81%. These interest rate swaps were terminated in connection with the repayment of these borrowings on November 14, 2023.

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

On November 9, 2023, the Operating Partnership completed the issuance of the following senior unsecured notes: $500 million with a fixed interest rate of 6.25% and $500 million with a fixed interest rate of 6.65%, with maturity dates of January 15, 2034 and January 15, 2054, respectively. The proceeds were used to redeem, at par, its $600 million 3.75% notes at maturity on February 1, 2024.

On November 14, 2023, the Operating Partnership completed the issuance of €750.0 million senior unsecured bonds ($808.0 million U.S. dollar equivalent) with a maturity date of November 14, 2026 and a fixed interest rate of 3.50%.  The bonds are exchangeable into shares of Klépierre at the option of the holder of the bond at an initial common price of €27.2092.  We may elect to settle the exchange with cash instead of shares.  The proceeds were used to repay €750.0 million ($815.4 million U.S. dollar equivalent) outstanding under the Supplemental Facility on November 17, 2023. The exchangeable option within the bonds has been determined to meet the criteria for bifurcation as previously discussed in Note 3.

Mortgage Debt

Total mortgage indebtedness was $5.2 billion and $5.5 billion at December 31, 2023 and 2022, respectively.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Debt Maturity and Other

Our scheduled principal repayments on indebtedness as of December 31, 2023, assuming the obligations remain outstanding through the initial maturities, are as follows:

2024	$2,946,165
2025	2,639,816
2026	4,759,916
2027	2,466,364
2028	1,153,921
Thereafter	12,220,079
Total principal maturities	26,186,261
Net unamortized debt premium	13,635
Net unamortized debt discount	(86,626)
Debt issuance costs, net	(140,442)
Other Debt Obligations	60,595
Total mortgages and unsecured indebtedness	$26,033,423

Our cash paid for interest in each period, net of any amounts capitalized, was as follows:

	For the Year Ended December 31,
	2023	2022	2021
Cash paid for interest	$856,110	$763,203	$822,182

Debt Issuance Costs

Our debt issuance costs consist primarily of financing fees we incurred in order to obtain long-term financing. We record amortization of debt issuance costs on a straight-line basis over the terms of the respective loans or agreements. Details of those debt issuance costs as of December 31 are as follows:

	2023	2022
Debt issuance costs	$253,178	$210,893
Accumulated amortization	(112,736)	(102,683)
Debt issuance costs, net	$140,442	$108,210

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

	2023	2022	2021
Amortization of debt issuance costs	$28,660	$26,113	$24,794
Amortization of debt discounts/(premiums)	433	7	168

Fair Value of Debt

The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and unsecured indebtedness including commercial paper was $25.6 billion and $22.6 billion as of December 31, 2023 and 2022, respectively. The fair values of these financial instruments and the related discount rate assumptions as of December 31 are summarized as follows:

	2023	2022
Fair value of consolidated fixed rate mortgages and unsecured indebtedness (in millions)	$24,248	$20,020
Weighted average discount rates assumed in calculation of fair value for fixed rate mortgages	6.10%	6.10%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	6.10%	5.87%

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

Common Stock and Unit Issuances and Repurchases

During the year ended December 31, 2023, the Operating Partnership redeemed 114,241 units from eleven limited partners for $13.5 million.  In 2022, Simon issued 2,680 shares of common stock to two limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership. During the year ended December 31, 2022, the Operating Partnership redeemed 14,740 units from three limited partners for $1.9 million.  These transactions increased Simon’s ownership interest in the Operating Partnership.

On September 7, 2023, the Operating Partnership issued 1,725,000 units in connection with the acquisition of an additional 4% ownership interest in TRG, as discussed in Note 6.

On May 9, 2022, Simon’s Board of Directors authorized a common stock repurchase plan commencing on May 16, 2022, or the Repurchase Program.  Under the program, the Company may purchase up to $2.0 billion of its common stock during the two-year period ending May 16, 2024 in open market or privately negotiated transactions, at prices that the Company deems appropriate and subject to market conditions, applicable law, and other factors deemed relevant in the Company’s sole discretion.  On February 8, 2024, Simon’s Board of Directors authorized a new common stock repurchase program which replaces the existing Repurchase Program immediately, where the Company may purchase up to $2.0 billion of its common stock over the next 24 months.  During the year ended December 31, 2023, Simon purchased 1,273,733 shares at an average price of $110.38 per share.  During the year ended December 31, 2022, Simon purchased

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

1,830,022 shares at an average price of $98.57 per share.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

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

The remaining noncontrolling interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control, are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date. Changes in the redemption value of the underlying noncontrolling interest are recorded and presented within accumulated deficit in the consolidated statements of equity in the line issuance of unit equivalents and other. There were no noncontrolling interests redeemable at amounts in excess of fair value as of December 31, 2023 and 2022.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as of December 31.

	2023	2022
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 230,373 issued and outstanding	$23,037	$25,537
Other noncontrolling redeemable interests	172,912	186,702
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$195,949	$212,239

7.50% Cumulative Redeemable Preferred Units.  This series of preferred units accrues cumulative quarterly distributions at a rate of $7.50 annually. The preferred units are redeemable by the Operating Partnership upon the death of the survivor of the original holders, or the transfer of any preferred units to any person or entity other than the persons or entities entitled to the benefits of the original holder. The redemption price is the liquidation value ($100.00 per preferred unit) plus accrued and unpaid distributions, payable either in cash or fully registered shares of common stock at our election. In the event of the death of a holder of the preferred units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the holder may require the Operating Partnership to redeem the preferred units at the same redemption price payable at the option of the Operating Partnership in either cash or shares of common stock. During 2023, the Operating Partnership redeemed 25,000 preferred units for $2.5 million.  As of December 31, 2023 and 2022, these preferred units have a carrying value of $23.0 million and $25.5 million, respectively, and are included in limited partners’ preferred interest in the Operating Partnership in the consolidated balance sheets.

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

Noncontrolling Redeemable Interests in Properties   Redeemable instruments, which typically represent the remaining noncontrolling interests in a property or portfolio of properties, and which are redeemable at the option of the holder or in circumstances that may be outside our control, are accounted for as temporary equity.  The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within equity and are presented in the consolidated statements of equity in the line issuance of unit equivalents and other.  There are no noncontrolling interests redeemable at amounts in excess of fair value as of December 31, 2023 and 2022.  The following table summarizes the preferred units and the amount of the noncontrolling redeemable interests in properties as of December 31.

	2023	2022
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 230,373 issued and outstanding	$23,037	$25,537
Other noncontrolling redeemable interests	172,912	186,702
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$195,949	$212,239

7.50% Cumulative Redeemable Preferred Units   The 7.50% preferred units accrue cumulative quarterly distributions at a rate of $7.50 annually.  We may redeem the preferred units upon the death of the survivor of the original holders, or the transfer of any preferred units to any person or entity other than the persons or entities entitled to the benefits of the original holder.  The redemption price is the liquidation value ($100.00 per preferred unit) plus accrued and unpaid distributions, payable either in cash or fully registered shares of common stock of Simon at our election.  In the event of the death of a holder of the 7.5% preferred units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the holder may require the Operating Partnership to redeem the preferred units at the same redemption price payable at the Operating Partnership’s option in either cash or fully registered shares of common stock of Simon.  During 2023, the Operating Partnership redeemed 25,000 preferred units for $2.5 million.  As of December 31, 2023 and 2022, these preferred units have a carrying value of $23.0 million and $25.5 million, respectively, and are included in limited partners’ preferred interest in the Operating Partnership in the consolidated balance sheets.

Permanent Equity

Simon

Preferred Stock.  Dividends on all series of preferred stock are calculated based upon the preferred stock’s preferred return multiplied by the preferred stock’s corresponding liquidation value. The Operating Partnership pays preferred distributions to Simon equal to the dividends Simon pays on the preferred stock issued.

Series J 8 3/8% Cumulative Redeemable Preferred Stock.  Dividends accrue quarterly at an annual rate of 8 3/8% per share. Simon can redeem this series, in whole or in part, on or after October 15, 2027 at a redemption price of $50.00 per share, plus accumulated and unpaid dividends. This preferred stock was issued at a premium of $7.5 million. The unamortized premium included in the carrying value of the preferred stock at December 31, 2023 and 2022 was $1.3 million and $1.6 million, respectively.

The Operating Partnership

Series J 8 3/8% Cumulative Redeemable Preferred Units.     Distributions accrue quarterly at an annual rate of 8 3/8% per unit on the Series J 8 3/8% preferred units, or Series J preferred units.  Simon owns all of the Series J preferred units which have the same economic rights and preferences of an outstanding series of Simon preferred stock.  The Operating Partnership can redeem this series, in whole or in part, when Simon can redeem the related preferred stock, on and after October 15, 2027 at a redemption price of $50.00 per unit, plus accumulated and unpaid distributions. The Series J preferred units were issued at a premium of $7.5 million.  The unamortized premium included in the carrying value of the

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

preferred units at December 31, 2023 and 2022 was $1.3 million and $1.6 million, respectively.  There are 1,000,000 Series J preferred units authorized and 796,948 Series J preferred units issued and outstanding.

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

2020 LTI Program.  In 2020, the Compensation and Human Capital Committee established and granted awards under the 2020 LTI Program, which consisted of a one-time grant of 312,263 time-based restricted stock units under the 2019 Plan at a grant date fair market value of $84.37 per share.  One-third of these awards vested on each of January 1, 2022 and 2023, and the remaining awards vested on January 1, 2024.  The grant date fair value of the awards of $26.3 million is being recognized as expense over the three-year vesting period.

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

We recorded compensation expense, net of capitalization and forfeitures, related to LTIP programs of approximately $26.7 million, $24.7 million, and $24.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Restricted Stock and Restricted Stock Units.  The 2019 plan also provides for shares of restricted stock to be granted to certain employees at no cost to those employees, subject to achievement of individual performance and certain financial and return-based performance measures established by the Compensation and Human Capital Committee related to the most recent year’s performance. Once granted, the shares of restricted stock then vest annually over a three-year or a four-year period (as defined in the award). The cost of restricted stock grants, which is based upon the stock’s fair market value on the grant date, is recognized as expense ratably over the vesting period. Through December 31, 2023 a total of 5,858,453 shares of restricted stock, net of forfeitures, have been awarded under the 1998 plan, and 1,061,034 shares of restricted stock and RSUs have been awarded under the 2019 plan.

Information regarding restricted stock awards is summarized in the following table for each of the years presented:

	For the Year Ended
	December 31,
	2023	2022	2021
Shares of restricted stock awarded during the year, net of forfeitures	227,232	160,259	42,036
Weighted average fair value of shares granted during the year	$111.37	$129.62	$117.52
Compensation expense, net of capitalization	$16,356	$9,583	$8,817

We also maintain a tax-qualified retirement 401(k) savings plan and offer no other post-retirement or post-employment benefits to our employees.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Exchange Rights

Simon

Limited partners in the Operating Partnership have the right to exchange all or any portion of their units for shares of common stock on a one-for-one basis or cash, as determined by Simon’s Board of Directors. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of Simon’s common stock at that time. At December 31, 2023, Simon had reserved 55,235,238 shares of common stock for possible issuance upon the exchange of units, stock options and Class B common stock.

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

	For the Year Ended
	December 31,
	2023	2022	2021
Fixed lease income	$4,145,288	$3,858,592	$3,701,991
Variable lease income	1,019,047	1,046,583	1,034,728
Total lease income	$5,164,335	$4,905,175	$4,736,719

Tenant receivables and accrued revenue in the accompanying consolidated balance sheets includes straight-line receivables of $535.8 million and $546.5 million at December 31, 2023 and 2022, respectively.

Minimum fixed lease consideration under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration, as of December 31, 2023, is as follows:

2024	$3,098,818
2025	2,596,359
2026	2,065,777
2027	1,637,514
2028	1,185,063
Thereafter	3,828,659
$14,412,190

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

Lease Commitments

As of December 31, 2023, we are subject to ground leases that cover all or a portion of 23 of our consolidated properties with termination dates extending through 2090, including periods for which exercising an extension option is reasonably assured. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total sales of the property. In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2024 to 2034. These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate, and utility expenses. Some of our ground and office leases include escalation clauses.  All of our lease arrangements are classified as operating leases.  We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Year Ended
	December 31,
	2023	2022	2021
Operating Lease Cost
Fixed lease cost	$34,112	$30,257	$32,492
Variable lease cost	16,930	17,593	15,454
Sublease income	—	—	(705)
Total operating lease cost	$51,042	$47,850	$47,241

	For the Year Ended
	December 31,
	2023	2022	2021
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$50,967	$47,754	$47,824

Weighted-average remaining lease term - operating leases	32.3 years	32.7 years	33.6 years
Weighted-average discount rate - operating leases	4.93%	4.87%	4.87%

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

Future minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2024	$33,822
2025	36,358
2026	36,372
2027	36,401
2028	36,427
Thereafter	959,496
$1,138,876
Impact of discounting	(654,015)
Operating lease liabilities	$484,861

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

Hurricane Impacts

During the year ended December 31, 2021, we recorded $2.1 million as business interruption income, which was recorded in other income in the accompanying consolidated statements of operations and comprehensive income.  During the year ended December 31, 2021, we also recorded a $21.0 million gain related to property insurance recovery of previously depreciated assets.  This amount was recorded in (loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net, in the accompanying consolidated statements of operations and comprehensive income.

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of December 31, 2023 and 2022, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $139.2 million and $128.0 million, respectively. Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which have estimated fair values in excess of the guaranteed amount.

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

11. Related Party Transactions

Transactions with Affiliates

Our management company provides office space and legal, human resource administration, property specific financing and other support services to Melvin Simon & Associates, Inc., or MSA, a related party, for which we received a fee of $0.6 million in each of 2023, 2022 and 2021.  In addition, pursuant to management agreements that provide for our receipt of a management fee and reimbursement of our direct and indirect costs, we have managed since 1993 two shopping centers owned by entities in which David Simon and Herbert Simon have ownership interests, for which we received a fee of $3.9 million, $3.8 million, and $3.5 million in 2023, 2022, and 2021, respectively.

Transactions with Unconsolidated Joint Ventures

As described in Note 2, our management company provides management, insurance, and other services to certain unconsolidated joint ventures.  Amounts received for such services were $121.2 million, $112.1 million, and $102.1 million in 2023, 2022, and 2021, respectively.  During 2023, 2022, and 2021, we recorded development, royalty, and other fee income, net of elimination, related to our unconsolidated international joint ventures of $13.3 million, $12.1 million, and $12.4 million, respectively.  The fees related to our international investments are included in other income in the accompanying consolidated statements of operations and comprehensive income.  Neither MSA, David Simon, or Herb Simon have an ownership interest in any of our unconsolidated joint ventures, except through their ownership interests in the Company or the Operating Partnership.

We have investments in retailers including J.C. Penney and SPARC Group, and these retailers are lessees at certain of our operating properties.  Lease income from the date of our investments in our consolidated statements of operations and comprehensive income related to these retailers was $101.8 million, $83.8 million, and $82.5 million for the years ended December 31, 2023, 2022, and 2021, respectively, net of elimination.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

12. Quarterly Financial Data (Unaudited)

Quarterly 2023 and 2022 data is summarized in the table below. Quarterly amounts may not sum to annual amounts due to rounding.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2023
Total revenue	$1,350,849	$1,369,601	$1,410,948	$1,527,438
Operating income before other items	662,723	657,925	694,234	792,139
Consolidated net income	519,255	557,505	680,762	859,496
Simon Property Group, Inc.
Net income attributable to common stockholders	$451,827	$486,343	$594,139	$747,480
Net income per share — Basic and Diluted	$1.38	$1.49	$1.82	$2.29
Weighted average shares outstanding — Basic and Diluted	326,954,294	327,189,785	327,158,743	325,933,832
Simon Property Group, L.P.
Net income attributable to unitholders	$517,180	$556,556	$680,598	$858,783
Net income per unit — Basic and Diluted	$1.38	$1.49	$1.82	$2.29
Weighted average units outstanding — Basic and Diluted	374,245,604	374,423,175	374,816,882	374,864,197
2022
Total revenue	$1,295,922	$1,279,842	$1,315,786	$1,399,898
Operating income before other items	620,391	626,761	652,196	684,205
Consolidated net income	488,310	569,480	621,847	772,748
Simon Property Group, Inc.
Net income attributable to common stockholders	$426,630	$496,743	$539,038	$673,786
Net income per share — Basic and Diluted	$1.30	$1.51	$1.65	$2.06
Weighted average shares outstanding — Basic and Diluted	328,606,352	328,444,627	327,286,003	326,953,791
Simon Property Group, L.P.
Net income attributable to unitholders	$487,993	$568,289	$616,918	$771,195
Net income per unit — Basic and Diluted	$1.30	$1.51	$1.65	$2.06
Weighted average units outstanding — Basic and Diluted	375,870,183	375,754,363	374,589,771	374,257,136

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of December 31, 2023. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

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

We assessed the effectiveness of Simon’s internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, we believe that, as of December 31, 2023, Simon’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

The audit report of Ernst & Young LLP on their assessment of Simon's internal control over financial reporting as of December 31, 2023 is set forth within Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2023, we implemented a new lease management application and a new financial reporting consolidation software application, both of which are intended to increase the efficiency and effectiveness of certain financial and business transaction processes. Neither implementation was a result of any identified deficiencies in the previous processes. With respect to internal controls over financial reporting, we have updated our controls, as necessary, to reflect the changes to our business processes and system environment.

There have been no other changes in Simon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of December 31, 2023. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

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

We assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, we believe that, as of December 31, 2023, the Operating Partnership’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

The audit report of Ernst & Young LLP on their assessment of the Operating Partnership’s internal control over financial reporting as of December 31, 2023 is set forth within Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2023, we implemented a new lease management application and a new financial reporting consolidation software application, both of which are intended to increase the efficiency and effectiveness of certain financial and business transaction processes. Neither implementation was a result of any identified deficiencies in the previous processes. With respect to internal controls over financial reporting, we have updated our controls, as necessary, to reflect the changes to our business processes and system environment.

There have been no other changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2024 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A and the information included under the caption "Information about our Executive Officers" in Part I hereof.

Item 11.    Executive Compensation

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2024 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2024 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2024 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2024 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

The Audit Committee of Simon's Board of Directors pre-approves all audit and permissible non-audit services to be provided by Ernst & Young LLP (PCAOB ID: 42), or Ernst & Young, Simon’s and the Operating Partnership’s independent registered public accounting firm, prior to commencement of services. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve specific services up to specified individual and aggregate fee amounts. These pre-approval decisions are presented to the full Audit Committee at the next scheduled meeting after such approvals are made.  We have incurred fees as shown below for services from Ernst & Young as Simon’s and the Operating

Partnership’s independent registered public accounting firm and for services provided to our managed consolidated and joint venture properties and our consolidated non-managed properties. Ernst & Young has advised us that it has billed or will bill these indicated amounts for the following categories of services for the years ended December 31, 2023 and 2022, respectively:

	2023	2022
Audit Fees (1)	$5,506,000	$4,716,000
Audit Related Fees (2)	5,517,000	5,280,000
Tax Fees (3)	283,000	464,000
All Other Fees	—	—
(1)

Audit Fees include fees for the audits of the financial statements and the effectiveness of internal control over financial reporting and quarterly reviews for Simon and the Operating Partnership and services associated with the related SEC registration statements, periodic reports, and other documents issued in connection with securities offerings.  This category may vary year-over-year and is directly tied to the level of capital market and transaction related activities in any given year.

(2)

Audit-Related Fees include audits of individual or portfolios of properties and schedules to comply with lender, joint venture partner or contract requirements, services related to pre-implementation reviews of certain information technology applications, audit services related to our employee benefit plan, and due diligence services for our managed consolidated and joint venture entities and our consolidated non-managed entities.  Our share of these Audit-Related Fees was approximately 59% and 60% for the years ended 2023 and 2022, respectively.

(3)

Tax Fees include fees for international and other tax consulting services, tax due diligence and tax return compliance services associated with the tax returns for certain managed joint ventures as well as other miscellaneous tax compliance services.  Our share of these Tax Fees was approximately 59% and 81% for 2023 and 2022, respectively.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

			Page No.
(a)	(1)	Financial Statements
		The following consolidated financial statements of Simon Property Group, Inc. and Simon Property Group, L.P. are set forth in Part II, item 8.
		Reports of Independent Registered Public Accounting Firm	78
		Consolidated Financial Statements of Simon Property Group, Inc. Consolidated Balance Sheets as of December 31, 2023 and 2022	86
		Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021	87
		Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	88
		Consolidated Statements of Equity for the years ended December 31, 2023, 2022 and 2021	89
		Consolidated Financial Statements of Simon Property Group, L.P. Consolidated Balance Sheets as of December 31, 2023 and 2022	91
		Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021	92
		Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	93
		Consolidated Statements of Equity for the years ended December 31, 2023, 2022 and 2021	94
		Notes to Consolidated Financial Statements	96
	(2)	Financial Statement Schedule
		Simon Property Group, Inc. and Simon Property Group, L.P. Schedule III — Schedule of Real Estate and Accumulated Depreciation	148
		Notes to Schedule III	153
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

10.34*

Form of Simon Property Group Series 2015 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2015 filed on January 13, 2016).

Exhibits
10.35*

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

10.37*

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

10.39*

Form of Certificate of Designation of Series 2018 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 3, 2018).

10.40*	Simon Property Group, L.P. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Current Report on Form 8-K filed May 8, 2019).

10.41*

Form of Simon Property Group Series 2019 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on August 7, 2019).

10.42*

Form of Certificate of Designation of Series 2019 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed on August 7, 2019).

10.43*

Form of Restricted Stock Unit Agreement under Simon Property Group, L.P. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.48 of Simon Property Group, Inc.’s Annual Report on Form 10-K filed February 25, 2021).

10.44*

Form of Simon Property Group Series 2021 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 10, 2021).

10.45*

Form of Certificate of Designation of Series 2021 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 10, 2021).

10.46

Second Amended and Restated $3,500,000,000 Credit Agreement dated as of October 26, 2021 (incorporated by reference to Exhibit 99.2 of Simon Property Group, L.P.’s Current Report on Form 8-K filed October 28, 2021).

10.47*

Simon Property Group, Inc., 2022 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 9, 2022).

10.48*

Form of Simon Property Group Series 2022 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 9, 2022).

10.49*

Form of Certificate of Designation of Series 2022 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 9, 2022).

Exhibits
10.50*

Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 9, 2022).

10.51

Third Amended and Restated $5,000,000,000 Credit Agreement, dated as of March 14, 2023 (incorporated by reference to Exhibit 99.2 of Simon Property Group, Inc. and L.P.’s Current Report on Form 8-K filed March 15, 2023).

10.52*

Simon Property Group, Inc., 2023 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed on May 4, 2023).

10.53*

Form of Simon Property Group Series 2023 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed on May 4, 2023).

10.54*

Form of Certificate of Designation of Series 2023 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.4 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed on May 4, 2023).

10.55*

Form of Simon Property Group 2023 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed on May 4, 2023).

10.56*	Amended and Restated Other Platform Investment Incentive Program (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Form 8-K/A filed on November 9, 2023).

21.1	List of Subsidiaries of Simon Property Group Inc. and Simon Property Group, L.P.

23.1	Simon Property Group, Inc. — Consent of Ernst & Young LLP.

23.2	Simon Property Group, L.P. — Consent of Ernst & Young LLP.

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

97	Simon Property Group, Inc. – Policy For Recovery of Erroneously Awarded Compensation.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibits

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: February 22, 2024

SIMON PROPERTY GROUP, L.P.

/s/ DAVID SIMON
David Simon
Chairman of the Board of Directors, Chief Executive Officer and President of Simon Property Group, Inc., General Partner
Date: February 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Simon Property Group, Inc., for itself and in its capacity as General Partner of Simon Property Group, L.P., and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer) and President	February 22, 2024
David Simon

/s/ HERBERT SIMON	Chairman Emeritus and Director	February 22, 2024
Herbert Simon

/s/ RICHARD S. SOKOLOV	Vice Chairman and Director	February 22, 2024
Richard S. Sokolov

/s/ LARRY C. GLASSCOCK	Director	February 22, 2024
Larry C. Glasscock

/s/ REUBEN S. LEIBOWITZ	Director	February 22, 2024
Reuben S. Leibowitz

/s/ RANDALL J. LEWIS	Director	February 22, 2024
Randall J. Lewis

/s/ NINA P. JONES	Director	February 22, 2024
Nina P. Jones

/s/ ALLAN HUBBARD	Director	February 22, 2024
Allan Hubbard

/s/ DANIEL C. SMITH	Director	February 22, 2024
Daniel C. Smith

Signature	Capacity	Date

/s/ GARY M. RODKIN	Director	February 22, 2024
Gary M. Rodkin

/s/ GLYN F. AEPPEL	Director	February 22, 2024
Glyn F. Aeppel

/s/ STEFAN M. SELIG	Director	February 22, 2024
Stefan M. Selig

/s/ MARTA R. STEWART	Director	February 22, 2024
Marta R. Stewart

/s/ PEGGY F. ROE	Director	February 22, 2024
Peggy F. Roe
/s/ BRIAN J. MCDADE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2024
Brian J. McDade

/s/ ADAM J. REUILLE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2024
Adam J. Reuille

SCHEDULE III

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2023

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Malls
Barton Creek Square	Austin, TX	$-	$2,903	$20,929	$7,983	$102,725	$10,886	$123,654	$134,540	$74,778	1981
Battlefield Mall	Springfield, MO	-	3,919	27,231	3,000	75,194	6,919	102,425	109,344	79,589	1970
Bay Park Square	Green Bay, WI	-	6,278	25,623	4,106	31,266	10,384	56,889	67,273	37,561	1980
Brea Mall	Brea (Los Angeles), CA	-	39,500	209,202	2,993	152,680	42,493	361,882	404,375	181,185	1998	(4)
Broadway Square	Tyler, TX	-	11,306	32,431	-	53,337	11,306	85,768	97,074	47,966	1994	(4)
Burlington Mall	Burlington (Boston), MA	-	46,600	303,618	27,458	274,055	74,058	577,673	651,731	299,755	1998	(4)
Castleton Square	Indianapolis, IN	-	26,250	98,287	7,434	80,809	33,684	179,096	212,780	134,960	1972
Cielo Vista Mall	El Paso, TX	-	1,005	15,262	608	60,651	1,613	75,913	77,526	55,648	1974
College Mall	Bloomington, IN	-	1,003	16,245	720	70,621	1,723	86,866	88,589	54,602	1965
Columbia Center	Kennewick, WA	-	17,441	66,580	-	47,860	17,441	114,440	131,881	73,685	1987
Copley Place	Boston, MA	-	-	378,045	-	223,754	-	601,799	601,799	309,545	2002	(4)
Coral Square	Coral Springs (Miami), FL	-	12,282	93,630	-	21,950	12,282	115,580	127,862	94,681	1984
Cordova Mall	Pensacola, FL	-	18,626	73,091	7,321	74,034	25,947	147,125	173,072	93,917	1998	(4)
Domain, The	Austin, TX	210,000	40,436	197,010	-	177,949	40,436	374,959	415,395	209,234	2005
Empire Mall	Sioux Falls, SD	173,340	35,998	192,186	-	38,858	35,998	231,044	267,042	91,459	1998	(5)
Fashion Mall at Keystone, The	Indianapolis, IN	-	-	120,579	29,145	121,669	29,145	242,248	271,393	154,689	1997	(4)
Firewheel Town Center	Garland (Dallas), TX	-	8,438	82,716	-	31,640	8,438	114,356	122,794	72,689	2004
Forum Shops at Caesars Palace, The	Las Vegas, NV	-	-	276,567	-	321,684	-	598,251	598,251	347,664	1992
Greenwood Park Mall	Greenwood (Indianapolis), IN	-	2,423	23,445	5,253	129,609	7,676	153,054	160,730	102,162	1979
Haywood Mall	Greenville, SC	-	11,585	133,893	6	52,543	11,591	186,436	198,027	128,138	1998	(4)
King of Prussia	King of Prussia (Philadelphia), PA	-	175,063	1,128,236	-	423,302	175,063	1,551,538	1,726,601	618,066	2003	(5)
La Plaza Mall (13)	McAllen, TX	-	87,912	9,828	6,569	186,677	94,481	196,505	290,986	68,784	1976
Lakeline Mall	Cedar Park (Austin), TX	-	10,088	81,568	14	24,261	10,102	105,829	115,931	73,327	1995
Lenox Square	Atlanta, GA	-	37,216	492,411	-	163,947	37,216	656,358	693,574	430,323	1998	(4)
Mall of Georgia	Buford (Atlanta), GA	-	47,492	326,633	-	17,697	47,492	344,330	391,822	229,290	1999	(5)
McCain Mall	N. Little Rock, AR	-	-	9,515	10,142	30,317	10,142	39,832	49,974	21,324	1973
Menlo Park Mall	Edison (New York), NJ	-	65,684	223,252	-	98,361	65,684	321,613	387,297	217,348	1997	(4)
Midland Park Mall	Midland, TX	-	687	9,213	1,196	46,028	1,883	55,241	57,124	25,891	1980
Miller Hill Mall	Duluth, MN	-	2,965	18,092	1,811	47,572	4,776	65,664	70,440	49,323	1973
North East Mall	Hurst (Dallas), TX	-	128	12,966	19,010	131,533	19,138	144,499	163,637	111,962	1971
Ocean County Mall	Toms River (New York), NJ	-	20,404	124,945	3,277	89,518	23,681	214,463	238,144	121,920	1998	(4)
Orland Square	Orland Park (Chicago), IL	-	35,439	129,906	-	83,352	35,439	213,258	248,697	137,026	1997	(4)
Penn Square Mall	Oklahoma City, OK	310,000	2,043	155,958	-	65,326	2,043	221,284	223,327	157,301	2002	(4)
Pheasant Lane Mall	Nashua, NH	-	3,902	155,068	550	52,307	4,452	207,375	211,827	134,735	2004	(5)
Phipps Plaza	Atlanta, GA	$-	$15,005	$210,610	$-	$273,596	$15,005	$484,206	$499,211	$208,454	1998	(4)
Plaza Carolina	Carolina (San Juan), PR	-	15,493	279,560	-	82,280	15,493	361,840	377,333	203,715	2004	(4)
Prien Lake Mall	Lake Charles, LA	-	1,842	2,813	3,053	68,987	4,895	71,800	76,695	32,815	1972
Rockaway Townsquare	Rockaway (New York), NJ	-	41,918	212,257	-	75,109	41,918	287,366	329,284	185,363	1998	(4)
Roosevelt Field	Garden City (New York), NY	-	163,160	702,008	1,246	400,105	164,406	1,102,113	1,266,519	635,668	1998	(4)
Ross Park Mall	Pittsburgh, PA	-	23,541	90,203	5,815	154,274	29,356	244,477	273,833	149,510	1986
Santa Rosa Plaza	Santa Rosa, CA	-	10,400	87,864	-	30,351	10,400	118,215	128,615	77,046	1998	(4)
Shops at Chestnut Hill, The	Chestnut Hill (Boston), MA	94,621	449	25,102	38,864	106,961	39,313	132,063	171,376	57,062	2002	(5)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2023

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Shops at Nanuet, The	Nanuet, NY	-	28,125	142,860	-	6,308	28,125	149,168	177,293	54,691	2013
Shops at Riverside, The	Hackensack (New York), NJ	-	13,521	238,746	-	270,285	13,521	509,031	522,552	161,202	2007	(4) (5)
South Hills Village	Pittsburgh, PA	-	23,445	125,840	1,472	96,842	24,917	222,682	247,599	127,019	1997	(4)
South Shore Plaza	Braintree (Boston), MA	-	101,200	301,495	1,972	171,947	103,172	473,442	576,614	309,138	1998	(4)
Southdale Center	Edina (Minneapolis), MN	-	41,430	184,967	-	137,095	41,430	322,062	363,492	94,908	2007	(4) (5)
SouthPark	Charlotte, NC	-	42,092	188,055	100	237,808	42,192	425,863	468,055	260,793	2002	(4)
St. Charles Towne Center	Waldorf (Washington, DC), MD	-	7,710	52,934	1,180	25,133	8,890	78,067	86,957	64,468	1990
Stanford Shopping Center	Palo Alto (San Jose), CA	-	-	339,537	-	225,220	-	564,757	564,757	265,717	2003	(4)
Summit Mall	Akron, OH	85,000	15,374	51,137	-	59,527	15,374	110,664	126,038	75,798	1965
Tacoma Mall	Tacoma (Seattle), WA	-	37,113	125,826	-	182,349	37,113	308,175	345,288	174,436	1987
Tippecanoe Mall	Lafayette, IN	-	2,897	8,439	5,517	50,403	8,414	58,842	67,256	47,270	1973
Town Center at Boca Raton	Boca Raton (Miami), FL	-	64,200	307,317	-	260,458	64,200	567,775	631,975	355,321	1998	(4)
Towne East Square	Wichita, KS	-	8,024	18,479	4,108	63,374	12,132	81,853	93,985	50,914	1975
Treasure Coast Square	Jensen Beach, FL	-	10,750	72,990	3,067	29,099	13,817	102,089	115,906	72,848	1987
Tyrone Square	St. Petersburg (Tampa), FL	-	15,638	120,962	1,459	50,818	17,097	171,780	188,877	127,567	1972
University Park Mall	Mishawaka, IN	-	10,762	118,164	7,000	59,781	17,762	177,945	195,707	151,940	1996	(4)
Walt Whitman Shops	Huntington Station (New York), NY	-	51,700	111,258	3,789	140,821	55,489	252,079	307,568	151,368	1998	(4)
White Oaks Mall	Springfield, IL	38,857	2,907	35,692	2,468	68,576	5,375	104,268	109,643	67,871	1977
Wolfchase Galleria	Memphis, TN	155,152	16,407	128,276	-	19,483	16,407	147,759	164,166	111,185	2002	(4)
Woodland Hills Mall	Tulsa, OK	-	34,211	187,123	13,811	48,401	48,022	235,524	283,546	168,906	2004	(5)

Premium Outlets
Albertville Premium Outlets	Albertville (Minneapolis), MN	-	3,900	97,059	-	10,940	3,900	107,999	111,899	73,966	2004	(4)
Allen Premium Outlets	Allen (Dallas), TX	-	20,932	69,788	-	44,954	20,932	114,742	135,674	47,407	2004	(4)
Aurora Farms Premium Outlets	Aurora (Cleveland), OH	$-	$2,370	$24,326	$-	$9,508	$2,370	$33,834	$36,204	$26,658	2004	(4)
Birch Run Premium Outlets	Birch Run (Detroit), MI	123,000	11,477	77,856	-	8,961	11,477	86,817	98,294	45,226	2010	(4)
Camarillo Premium Outlets	Camarillo (Los Angeles), CA	-	16,599	224,721	395	77,302	16,994	302,023	319,017	174,626	2004	(4)
Carlsbad Premium Outlets	Carlsbad (San Diego), CA	-	12,890	184,990	96	13,170	12,986	198,160	211,146	103,603	2004	(4)
Carolina Premium Outlets	Smithfield (Raleigh), NC	-	3,175	59,863	5,311	9,055	8,486	68,918	77,404	42,720	2004	(4)
Chicago Premium Outlets	Aurora (Chicago), IL	-	659	118,005	13,050	97,832	13,709	215,837	229,546	100,774	2004	(4)
Cincinnati Premium Outlets	Monroe (Cincinnati), OH	-	14,117	71,520	-	4,525	14,117	76,045	90,162	42,495	2008
Clinton Premium Outlets	Clinton, CT	-	2,060	107,556	1,532	7,445	3,592	115,001	118,593	72,086	2004	(4)
Denver Premium Outlets	Thornton (Denver), CO	-	10,779	45,335	10	73,846	10,789	119,181	129,970	29,568	2018
Desert Hills Premium Outlets	Cabazon (Palm Springs), CA	-	3,440	338,679	-	119,704	3,440	458,383	461,823	226,809	2004	(4)
Ellenton Premium Outlets	Ellenton (Tampa), FL	178,000	15,807	182,412	-	9,254	15,807	191,666	207,473	133,909	2010	(4)
Finger Lakes Premium Outlets	Waterloo, NY	-	3,230	75,277	-	16,032	3,230	91,309	94,539	54,801	2004	(4)
Folsom Premium Outlets	Folsom (Sacramento), CA	-	9,060	50,281	-	6,544	9,060	56,825	65,885	37,129	2004	(4)
Gilroy Premium Outlets	Gilroy (San Jose), CA	-	9,630	194,122	-	17,128	9,630	211,250	220,880	121,249	2004	(4)
Gloucester Premium Outlets	Blackwood (Philadelphia). NJ	75,000	14,389	107,685	-	975	14,389	108,660	123,049	32,886	2015	(5)
Grand Prairie Premium Outlets	Grand Prairie (Dallas), TX	-	9,497	194,245	-	1,476	9,497	195,721	205,218	72,720	2012
Grove City Premium Outlets	Grove City (Pittsburgh), PA	140,000	6,421	121,880	-	10,349	6,421	132,229	138,650	91,064	2010	(4)
Gulfport Premium Outlets	Gulfport, MS	50,000	-	27,949	-	8,143	-	36,092	36,092	21,858	2010	(4)
Hagerstown Premium Outlets	Hagerstown (Baltimore/Washington, DC), MD	69,532	3,560	85,883	-	1,655	3,560	87,538	91,098	48,137	2010	(4)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2023

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Houston Premium Outlets	Cypress (Houston), TX	-	8,695	69,350	-	41,889	8,695	111,239	119,934	63,879	2007
Indiana Premium Outlets	Edinburgh (Indianapolis), IN	-	2,857	47,309	-	22,726	2,857	70,035	72,892	41,426	2004	(4)
Jackson Premium Outlets	Jackson (New York), NJ	-	6,413	104,013	3	8,189	6,416	112,202	118,618	60,875	2004	(4)
Jersey Shore Premium Outlets	Tinton Falls (New York), NJ	$-	$15,390	$50,979	$-	$81,246	$15,390	$132,225	$147,615	$79,626	2007
Johnson Creek Premium Outlets	Johnson Creek, WI	-	2,800	39,546	-	8,562	2,800	48,108	50,908	27,114	2004	(4)
Kittery Premium Outlets	Kittery, ME	-	11,832	94,994	-	12,081	11,832	107,075	118,907	55,572	2004	(4)
Las Americas Premium Outlets	San Diego, CA	-	52,969	283,081	-	13,203	52,969	296,284	349,253	125,895	2007	(4)
Las Vegas North Premium Outlets	Las Vegas, NV	-	25,435	134,973	16,536	152,536	41,971	287,509	329,480	159,707	2004	(4)
Las Vegas South Premium Outlets	Las Vegas, NV	-	13,085	160,777	-	34,268	13,085	195,045	208,130	102,082	2004	(4)
Lee Premium Outlets	Lee, MA	46,307	9,167	52,212	-	5,397	9,167	57,609	66,776	37,493	2010	(4)
Leesburg Premium Outlets	Leesburg (Washington, DC), VA	-	7,190	162,023	-	23,540	7,190	185,563	192,753	102,794	2004	(4)
Lighthouse Place Premium Outlets	Michigan City (Chicago, IL), IN	-	6,630	94,138	-	14,140	6,630	108,278	114,908	67,123	2004	(4)
Merrimack Premium Outlets	Merrimack, NH	-	14,975	118,428	-	7,189	14,975	125,617	140,592	55,293	2012
Napa Premium Outlets	Napa, CA	-	11,400	45,023	-	7,774	11,400	52,797	64,197	32,399	2004	(4)
North Bend Premium Outlets	North Bend (Seattle), WA	-	2,012	36,036	-	-	2,012	36,036	38,048	23,263	2004	(4)
North Georgia Premium Outlets	Dawsonville (Atlanta), GA	-	4,300	137,020	-	3,303	4,300	140,323	144,623	77,321	2004	(4)
Orlando International Premium Outlets	Orlando, FL	-	31,998	472,815	-	20,742	31,998	493,557	525,555	229,251	2010	(4)
Orlando Vineland Premium Outlets	Orlando, FL	-	14,040	382,949	36,023	33,369	50,063	416,318	466,381	215,984	2004	(4)
Petaluma Village Premium Outlets	Petaluma (San Francisco), CA	-	13,322	13,710	-	3,319	13,322	17,029	30,351	11,727	2004	(4)
Philadelphia Premium Outlets	Limerick (Philadelphia), PA	-	16,676	105,249	-	26,545	16,676	131,794	148,470	84,855	2006
Phoenix Premium Outlets	Chandler (Phoenix), AZ	-	-	63,082	-	996	-	64,078	64,078	30,738	2013
Pismo Beach Premium Outlets	Pismo Beach, CA	31,242	4,317	19,044	-	4,577	4,317	23,621	27,938	16,048	2010	(4)
Pleasant Prairie Premium Outlets	Pleasant Prairie (Chicago, IL/Milwaukee), WI	145,000	16,823	126,686	-	9,681	16,823	136,367	153,190	69,525	2010	(4)
Pocono Premium Outlets	Tannersville, PA	-	7,720	172,931	-	31,506	7,720	204,437	212,157	103,792	2004	(4)
Puerto Rico Premium Outlets	Barceloneta, PR	-	20,586	114,021	-	10,275	20,586	124,296	144,882	63,145	2010	(4)
Queenstown Premium Outlets	Queenstown (Baltimore), MD	54,885	8,129	61,950	-	5,740	8,129	67,690	75,819	35,302	2010	(4)
Rio Grande Valley Premium Outlets	Mercedes (McAllen), TX	-	12,229	41,547	-	27,400	12,229	68,947	81,176	46,487	2005
Round Rock Premium Outlets	Round Rock (Austin), TX	$-	$12,985	$82,252	$-	$6,234	$12,985	$88,486	$101,471	$58,640	2005
San Francisco Premium Outlets	Livermore (San Francisco), CA	-	21,925	308,694	46,177	74,922	68,102	383,616	451,718	134,396	2012
San Marcos Premium Outlets	San Marcos (Austin/San Antonio), TX	-	13,180	287,179	-	29,370	13,180	316,549	329,729	146,720	2010	(4)
Seattle Premium Outlets	Tulalip (Seattle), WA	-	-	103,722	-	56,577	-	160,299	160,299	89,466	2004	(4)
St. Augustine Premium Outlets	St. Augustine (Jacksonville), FL	-	6,090	57,670	2	16,302	6,092	73,972	80,064	43,541	2004	(4)
Tampa Premium Outlets	Lutz (Tampa), FL	-	14,298	97,188	121	5,976	14,419	103,164	117,583	34,293	2015
Tucson Premium Outlets	Marana (Tucson), AZ	-	12,508	69,677	-	4,743	12,508	74,420	86,928	24,344	2015

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2023

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Vacaville Premium Outlets	Vacaville, CA	-	9,420	84,850	-	19,464	9,420	104,314	113,734	63,832	2004	(4)
Waikele Premium Outlets	Waipahu (Honolulu), HI	-	22,630	77,316	-	20,530	22,630	97,846	120,476	56,366	2004	(4)
Williamsburg Premium Outlets	Williamsburg, VA	185,000	10,323	223,789	-	10,468	10,323	234,257	244,580	110,029	2010	(4)
Woodburn Premium Outlets	Woodburn (Portland), OR	-	9,414	150,414	-	5,032	9,414	155,446	164,860	61,079	2013	(4)
Woodbury Common Premium Outlets	Central Valley (New York), NY	-	11,010	862,559	1,779	279,990	12,789	1,142,549	1,155,338	542,173	2004	(4)
Wrentham Village Premium Outlets	Wrentham (Boston), MA	-	4,900	282,031	-	54,569	4,900	336,600	341,500	174,638	2004	(4)

The Mills
Arizona Mills	Tempe (Phoenix), AZ	95,919	41,285	297,289	-	17,328	41,285	314,617	355,902	106,882	2007	(4) (5)
Great Mall	Milpitas (San Jose), CA	-	69,853	463,101	-	63,991	69,853	527,092	596,945	212,143	2007	(4) (5)
Gurnee Mills	Gurnee (Chicago), IL	257,710	41,133	297,911	-	37,612	41,133	335,523	376,656	136,653	2007	(4) (5)
Mills at Jersey Gardens, The	Elizabeth, NJ	-	120,417	865,605	-	29,832	120,417	895,437	1,015,854	291,546	2015	(4)
Opry Mills	Nashville, TN	375,000	51,000	327,503	-	29,078	51,000	356,581	407,581	132,165	2007	(4) (5)
Outlets at Orange, The	Orange (Los Angeles), CA	215,000	64,973	211,322	-	6,688	64,973	218,010	282,983	41,757	2007	(4) (5)
Potomac Mills	Woodbridge (Washington, DC), VA	416,000	61,608	425,370	-	41,736	61,608	467,106	528,714	197,214	2007	(4) (5)
Sawgrass Mills	Sunrise (Miami), FL	-	192,981	1,641,153	5,395	248,797	198,376	1,889,950	2,088,326	719,018	2007	(4) (5)

Designer Outlets
La Reggia Designer Outlet	Marcianise (Naples), Italy	176,595	37,220	233,179	-	42,921	37,220	276,100	313,320	85,304	2013	(4) (5) (7)
Noventa Di Piave Designer Outlet	Venice, Italy	306,384	38,793	309,283	-	78,683	38,793	387,966	426,759	103,603	2013	(4) (5) (7)
Ochtrup Designer Outlet	Ochtrup, Germany	55,186	11,770	97,941	-	-	11,770	97,941	109,711	15,529	2016	(4) (5) (7)
Paris-Giverny Designer Outlets	Normandy, France	$110,373	$16,312	$226,625	$-	$-	$16,312	$226,625	$242,937	$9,599	2023
Parndorf Designer Outlet	Vienna, Austria	199,594	14,903	223,156	-	11,610	14,903	234,766	249,669	78,821	2013	(4) (5) (7)
Provence Designer Outlet	Provence, France	104,898	41,321	84,637	6,169	-	47,490	84,637	132,127	45,537	2017	(4) (5) (7)
Roermond Designer Outlet	Roermond, Netherlands	309,042	15,035	400,094	-	25,567	15,035	425,661	440,696	142,737	2013	(4) (5) (7)
Roosendaal Designer Outlet	Roosendaal, Netherlands	63,908	22,191	108,069	-	11,689	22,191	119,758	141,949	39,762	2017	(4) (5) (7)

Lifestyle Centers
ABQ Uptown	Albuquerque, NM	-	6,374	75,333	4,054	12,246	10,428	87,579	98,007	38,715	2011	(4)
Northgate Station	Seattle, WA	-	23,610	115,992	15,964	152,440	39,574	268,432	308,006	67,239	1987
University Park Village	Fort Worth, TX	51,254	18,031	100,523	-	9,670	18,031	110,193	128,224	34,875	2015	(4)

Other Properties
Calhoun Outlet Marketplace	Calhoun, GA	16,722	1,745	12,529	-	2,188	1,745	14,717	16,462	12,021	2010	(4)
Florida Keys Outlet Marketplace	Florida City, FL	17,000	1,112	1,748	-	6,577	1,112	8,325	9,437	4,771	2010	(4)
Gaffney Outlet Marketplace	Gaffney (Greenville/Charlotte), SC	27,012	4,056	32,371	-	6,718	4,056	39,089	43,145	25,860	2010	(4)
Orlando Outlet Marketplace	Orlando, FL	-	3,367	1,557	-	4,415	3,367	5,972	9,339	3,725	2010	(4)
Osage Beach Outlet Marketplace	Osage Beach, MO	-	1,397	8,874	-	46	1,397	8,920	10,317	3,959	2004	(4)
Oxford Valley Mall	Langhorne (Philadelphia), PA	-	18,355	100,287	-	22,240	18,355	122,527	140,882	91,821	2003	(4)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2023

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Southridge Mall	Greendale (Milwaukee), WI	112,087	12,359	130,111	1,939	12,244	14,298	142,355	156,653	69,585	2007	(4) (5)

Other pre-development costs		84,047	78,139	326,594	959	-	79,098	326,594	405,692	1,882
Other		15,152	6,513	330,177	266	-	6,779	330,177	336,956	42,745
Currency Translation Adjustment		-	286	(14,017)	-	5,874	286	(8,143)	(7,857)	(45,592)
		$5,173,819	$3,254,134	$25,519,651	$389,298	$9,621,835	$3,643,432	$35,141,486	$38,784,918	$17,351,320

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Schedule III as of December 31, 2023

(Dollars in thousands)

(1)	Reconciliation of Real Estate Properties:

The changes in real estate assets for the years ended December 31, 2023, 2022, and 2021 are as follows:

	2023	2022	2021
Balance, beginning of year	$37,879,778	$37,497,216	$37,608,638
Acquisitions and consolidations (7)	78,410	122,074	121,250
Improvements	823,705	688,173	569,483
Disposals and deconsolidations	(55,593)	(308,030)	(655,482)
Currency Translation Adjustment	58,618	(119,655)	(146,673)
Balance, close of year	$38,784,918	$37,879,778	$37,497,216

The unaudited aggregate cost of domestic consolidated real estate assets for U.S. federal income tax purposes as of December 31, 2023 was $23,409,301.

(2)	Reconciliation of Accumulated Depreciation:

The changes in accumulated depreciation for the years ended December 31, 2023, 2022, and 2021 are as follows:

	2023	2022	2021
Balance, beginning of year	$16,224,050	$15,304,461	$14,592,867
Depreciation expense (7)	1,193,391	1,075,391	1,083,705
Disposals and deconsolidations	(53,489)	(180,091)	(403,582)
Currency Translation Adjustment	(12,632)	24,289	31,471
Balance, close of year	$17,351,320	$16,224,050	$15,304,461

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