Form 10-Q
period 2024-03-31
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2024-05-07
CIK 1063761, 1022344

J

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SIMON PROPERTY GROUP, INC.

SIMON PROPERTY GROUP, L.P.

(Exact name of registrant as specified in its charter)

Delaware (Simon Property Group, Inc.) Delaware (Simon Property Group, L.P.) (State or other jurisdiction of incorporation or organization)	001-14469 (Simon Property Group, Inc.) 001-36110 (Simon Property Group, L.P.) (Commission File No.)	04-6268599 (Simon Property Group, Inc.) 34-1755769 (Simon Property Group, L.P.) (I.R.S. Employer Identification No.)
225 West Washington Street Indianapolis, Indiana 46204 (Address of principal executive offices)
(317) 636-1600 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading Symbols	Name of each exchange on which registered
Simon Property Group, Inc.	Common stock, $0.0001 par value	SPG	New York Stock Exchange
Simon Property Group, Inc.	8 3/8% Series J Cumulative Redeemable Preferred Stock, $0.0001 par value	SPGJ	New York Stock Exchange

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

As of March 31, 2024, Simon Property Group, Inc. had 325,935,826 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2024 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority-owned partnership subsidiary, for which Simon is the general partner. As of March 31, 2024, Simon owned an approximate 87.0% ownership interest in the Operating Partnership, with the remaining 13.0% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day-to-day management.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10-Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	March 31,	December 31,
	2024	2023
ASSETS:
Investment properties, at cost	$39,494,402	$39,285,138
Less - accumulated depreciation	18,014,303	17,716,788
	21,480,099	21,568,350
Cash and cash equivalents	1,251,105	1,168,991
Short-term investments	1,300,000	1,000,000
Tenant receivables and accrued revenue, net	793,437	826,126
Investment in TRG, at equity	3,004,129	3,049,719
Investment in Klépierre, at equity	1,447,515	1,527,872
Investment in other unconsolidated entities, at equity	2,770,652	3,540,648
Right-of-use assets, net	524,920	484,073
Deferred costs and other assets	1,124,834	1,117,716
Total assets	$33,696,691	$34,283,495
LIABILITIES:
Mortgages and unsecured indebtedness	$25,519,340	$26,033,423
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,527,859	1,693,248
Cash distributions and losses in unconsolidated entities, at equity	1,724,494	1,760,922
Dividend payable	1,412	1,842
Lease liabilities	525,681	484,861
Other liabilities	635,781	621,601
Total liabilities	29,934,567	30,595,897
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests	177,528	195,949
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	41,024	41,106
Common stock, $0.0001 par value, 511,990,000 shares authorized, 342,895,886 and 342,895,886 issued and outstanding, respectively	33	33
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	11,370,740	11,406,236
Accumulated deficit	(5,987,514)	(6,095,576)
Accumulated other comprehensive loss	(165,796)	(172,787)
Common stock held in treasury, at cost, 16,960,060 and 16,983,364 shares, respectively	(2,152,382)	(2,156,178)
Total stockholders’ equity	3,106,105	3,022,834
Noncontrolling interests	478,491	468,815
Total equity	3,584,596	3,491,649
Total liabilities and equity	$33,696,691	$34,283,495

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2024	2023
REVENUE:
Lease income	$1,302,671	$1,248,185
Management fees and other revenues	29,455	28,949
Other income	110,464	73,715
Total revenue	1,442,590	1,350,849
EXPENSES:
Property operating	126,114	111,748
Depreciation and amortization	307,369	307,059
Real estate taxes	109,210	111,159
Repairs and maintenance	25,728	22,174
Advertising and promotion	28,081	24,159
Home and regional office costs	60,723	56,820
General and administrative	9,132	9,107
Other	41,053	45,900
Total operating expenses	707,410	688,126
OPERATING INCOME BEFORE OTHER ITEMS	735,180	662,723
Interest expense	(230,623)	(199,429)
Gain on disposal, exchange, or revaluation of equity interests, net (Notes 3 and 6)	414,769	—
Income and other tax (expense) benefit	(47,603)	13,453
(Loss) income from unconsolidated entities	(34,342)	21,900
Unrealized (losses) gains in fair value of publicly traded equity instruments and derivative instrument, net	(7,192)	20,608
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	10,966	—
CONSOLIDATED NET INCOME	841,155	519,255
Net income attributable to noncontrolling interests	108,619	66,594
Preferred dividends	834	834
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$731,702	$451,827
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$2.25	$1.38

Consolidated Net Income	$841,155	$519,255
Unrealized gain on derivative hedge agreements	27,744	5,672
Net gain reclassified from accumulated other comprehensive loss into earnings	(1,611)	(501)
Currency translation adjustments	(17,429)	(751)
Changes in available-for-sale securities and other	(626)	194
Comprehensive income	849,233	523,869
Comprehensive income attributable to noncontrolling interests	109,705	67,189
Comprehensive income attributable to common stockholders	$739,528	$456,680

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$841,155	$519,255
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	324,762	322,392
Gain on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(10,966)	—
Gain on disposal, exchange, or revaluation of equity interests, net	(414,769)	—
Unrealized losses (gains) in fair value of publicly traded equity instruments and derivative instrument, net	7,192	(20,608)
Straight-line lease loss	3,849	6,912
Loss (income) from unconsolidated entities	34,342	(21,900)
Distributions of income from unconsolidated entities	73,341	119,146
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	30,426	25,774
Deferred costs and other assets	(3,392)	3,981
Accounts payable, accrued expenses, intangibles, deferred revenues and other	(112,837)	(126,271)
Net cash provided by operating activities	773,103	828,681
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	(27,712)
Funding of loans to related parties	(106,000)	(6,500)
Repayments of loans to related parties	4,083	2,913
Capital expenditures, net	(162,974)	(166,070)
Cash impact from the consolidation of properties	10,454	—
Investments in unconsolidated entities	(27,923)	(10,664)
Purchase of short-term investments	(600,000)	—
Proceeds from redemption of short-term investments	300,000	—
Purchase of equity instruments	(626)	—
Proceeds from sales of equity instruments	1,152,180	978
Distributions of capital from unconsolidated entities and other	124,177	47,315
Net cash provided by (used in) investing activities	693,371	(159,740)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(82)	(83)
Purchase of shares related to stock grant recipients' tax withholdings	(4,438)	(2,624)
Redemption of limited partner units	(40,716)	(2,858)
Distributions to noncontrolling interest holders in properties	(6,571)	(5,525)
Contributions from noncontrolling interest holders in properties	1,734	6,459
Preferred distributions of the Operating Partnership	(432)	(479)
Distributions to stockholders and preferred dividends	(636,453)	(590,434)
Distributions to limited partners	(95,349)	(85,163)
Proceeds from issuance of debt, net of transaction costs	67,890	1,412,721
Repayments of debt	(669,943)	(867,160)
Net cash used in financing activities	(1,384,360)	(135,146)
INCREASE IN CASH AND CASH EQUIVALENTS	82,114	533,795
CASH AND CASH EQUIVALENTS, beginning of period	1,168,991	621,628
CASH AND CASH EQUIVALENTS, end of period	$1,251,105	$1,155,423

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
December 31, 2023	$41,106	$33	$(172,787)	$11,406,236	$(6,095,576)	$(2,156,178)	$468,815	$3,491,649
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (54,075 common shares)				(8,234)		8,234		—
Redemption of limited partner units (279,350 units)				(38,160)			(2,556)	(40,716)
Amortization of stock incentive				5,118				5,118
Long-term incentive performance units							4,765	4,765
Issuance of unit equivalents and other (30,771 common shares repurchased)				(1)	11,979	(4,438)	(252)	7,288
Unrealized gain on hedging activities			24,138				3,606	27,744
Currency translation adjustments			(15,201)				(2,228)	(17,429)
Changes in available-for-sale securities and other			(545)				(81)	(626)
Net gain reclassified from accumulated other comprehensive loss into earnings			(1,401)				(210)	(1,611)
Other comprehensive income (loss)			6,991				1,087	8,078
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				5,781			(5,781)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(636,453)		(95,349)	(731,802)
Distributions to other noncontrolling interest partners							(2,040)	(2,040)
Net income, excluding $432 attributable to preferred interests in the Operating Partnership and a $1,615 loss attributable to noncontrolling redeemable interests in properties					732,536		109,802	842,338
March 31, 2024	$41,024	$33	$(165,796)	$11,370,740	$(5,987,514)	$(2,152,382)	$478,491	$3,584,596

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

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	March 31,	December 31,
	2024	2023
ASSETS:
Investment properties, at cost	$39,494,402	$39,285,138
Less — accumulated depreciation	18,014,303	17,716,788
	21,480,099	21,568,350
Cash and cash equivalents	1,251,105	1,168,991
Short-term investments	1,300,000	1,000,000
Tenant receivables and accrued revenue, net	793,437	826,126
Investment in TRG, at equity	3,004,129	3,049,719
Investment in Klépierre, at equity	1,447,515	1,527,872
Investment in other unconsolidated entities, at equity	2,770,652	3,540,648
Right-of-use assets, net	524,920	484,073
Deferred costs and other assets	1,124,834	1,117,716
Total assets	$33,696,691	$34,283,495
LIABILITIES:
Mortgages and unsecured indebtedness	$25,519,340	$26,033,423
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,527,859	1,693,248
Cash distributions and losses in unconsolidated entities, at equity	1,724,494	1,760,922
Distribution payable	1,412	1,842
Lease liabilities	525,681	484,861
Other liabilities	635,781	621,601
Total liabilities	29,934,567	30,595,897
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests	177,528	195,949
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	41,024	41,106
General Partner, 325,943,826 and 325,920,522 units outstanding, respectively	3,065,081	2,981,728
Limited Partners, 48,844,151 and 48,913,717 units outstanding, respectively	459,316	447,494
Total partners’ equity	3,565,421	3,470,328
Nonredeemable noncontrolling interests in properties, net	19,175	21,321
Total equity	3,584,596	3,491,649
Total liabilities and equity	$33,696,691	$34,283,495

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended
	March 31,
	2024	2023
REVENUE:
Lease income	$1,302,671	$1,248,185
Management fees and other revenues	29,455	28,949
Other income	110,464	73,715
Total revenue	1,442,590	1,350,849
EXPENSES:
Property operating	126,114	111,748
Depreciation and amortization	307,369	307,059
Real estate taxes	109,210	111,159
Repairs and maintenance	25,728	22,174
Advertising and promotion	28,081	24,159
Home and regional office costs	60,723	56,820
General and administrative	9,132	9,107
Other	41,053	45,900
Total operating expenses	707,410	688,126
OPERATING INCOME BEFORE OTHER ITEMS	735,180	662,723
Interest expense	(230,623)	(199,429)
Gain on disposal, exchange, or revaluation of equity interests, net (Notes 3 and 6)	414,769	—
Income and other tax (expense) benefit	(47,603)	13,453
(Loss) income from unconsolidated entities	(34,342)	21,900
Unrealized (losses) gains in fair value of publicly traded equity instruments and derivative instrument, net	(7,192)	20,608
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	10,966	—
CONSOLIDATED NET INCOME	841,155	519,255
Net (loss) income attributable to noncontrolling interests	(1,470)	762
Preferred unit requirements	1,266	1,313
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$841,359	$517,180
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$731,702	$451,827
Limited Partners	109,657	65,353
Net income attributable to unitholders	$841,359	$517,180
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$2.25	$1.38

Consolidated Net Income	$841,155	$519,255
Unrealized gain on derivative hedge agreements	27,744	5,672
Net gain reclassified from accumulated other comprehensive loss into earnings	(1,611)	(501)
Currency translation adjustments	(17,429)	(751)
Changes in available-for-sale securities and other	(626)	194
Comprehensive income	849,233	523,869
Comprehensive income attributable to noncontrolling interests	145	190
Comprehensive income attributable to unitholders	$849,088	$523,679

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$841,155	$519,255
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	324,762	322,392
Gain on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(10,966)	—
Gain on disposal, exchange, or revaluation of equity interests, net	(414,769)	—
Unrealized losses (gains) in fair value of publicly traded equity instruments and derivative instrument, net	7,192	(20,608)
Straight-line lease loss	3,849	6,912
Loss (income) from unconsolidated entities	34,342	(21,900)
Distributions of income from unconsolidated entities	73,341	119,146
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	30,426	25,774
Deferred costs and other assets	(3,392)	3,981
Accounts payable, accrued expenses, intangibles, deferred revenues and other	(112,837)	(126,271)
Net cash provided by operating activities	773,103	828,681
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	(27,712)
Funding of loans to related parties	(106,000)	(6,500)
Repayments of loans to related parties	4,083	2,913
Capital expenditures, net	(162,974)	(166,070)
Cash impact from the consolidation of properties	10,454	—
Investments in unconsolidated entities	(27,923)	(10,664)
Purchase of short-term investments	(600,000)	—
Proceeds from redemption of short-term investments	300,000	—
Purchase of equity instruments	(626)	—
Proceeds from sale of equity instruments	1,152,180	978
Distributions of capital from unconsolidated entities and other	124,177	47,315
Net cash provided by (used in) investing activities	693,371	(159,740)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(82)	(83)
Purchase of units related to stock grant recipients' tax withholdings	(4,438)	(2,624)
Redemption of limited partner units	(40,716)	(2,858)
Distributions to noncontrolling interest holders in properties	(6,571)	(5,525)
Contributions from noncontrolling interest holders in properties	1,734	6,459
Partnership distributions	(732,234)	(676,076)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	67,890	1,412,721
Mortgage and unsecured indebtedness principal payments	(669,943)	(867,160)
Net cash used in financing activities	(1,384,360)	(135,146)
INCREASE IN CASH AND CASH EQUIVALENTS	82,114	533,795
CASH AND CASH EQUIVALENTS, beginning of period	1,168,991	621,628
CASH AND CASH EQUIVALENTS, end of period	$1,251,105	$1,155,423

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
December 31, 2023	$41,106	$2,981,728	$447,494	$21,321	$3,491,649
Series J preferred stock premium and amortization	(82)				(82)
Stock incentive program (54,075 common units)		—			—
Amortization of stock incentive		5,118			5,118
Redemption of limited partner units (279,350 units)		(38,160)	(2,556)		(40,716)
Long-term incentive performance units			4,765		4,765
Issuance of unit equivalents and other (209,784 units and 30,771 common units)		7,540	(1)	(251)	7,288
Unrealized gain on hedging activities		24,138	3,606		27,744
Currency translation adjustments		(15,201)	(2,228)		(17,429)
Changes in available-for-sale securities and other		(545)	(81)		(626)
Net gain reclassified from accumulated other comprehensive loss into earnings		(1,401)	(210)		(1,611)
Other comprehensive income (loss)		6,991	1,087		8,078
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		5,781	(5,781)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(834)	(635,619)	(95,349)	(2,040)	(733,842)
Net income, excluding preferred distributions on temporary equity preferred units of $432 and a $1,615 loss attributable to noncontrolling redeemable interests in properties	834	731,702	109,657	145	842,338
March 31, 2024	$41,024	$3,065,081	$459,316	$19,175	$3,584,596

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of March 31, 2024, we owned or held an interest in 195 income-producing properties in the United States, which consisted of 93 malls, 69 Premium Outlets, 14 Mills, six lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. We also own an 84% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 23 regional, super-regional, and outlet malls in the U.S. and Asia. Internationally, as of March 31, 2024, we had ownership in 35 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of March 31, 2024, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 14 countries in Europe. We also own investments in retail operations (J.C. Penney and SPARC Group), an e-commerce venture (Rue Gilt Groupe, or RGG), and Jamestown (a global real estate investment and management company), collectively, our other platform investments.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim periods ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (GAAP) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the combined 2023 Annual Report on Form 10-K of Simon and the Operating Partnership. Certain reclassifications considered necessary for a fair presentation have been made to the prior period financial statements in order to conform to the current year presentation. These reclassifications have not changed the results of operations.

We consolidate properties that are wholly-owned and properties where we own less than 100% but we control such property. Control of a property is demonstrated by, among other factors, our ability to refinance debt and sell the property without the consent of any other partner or owner and the inability of any other partner or owner to replace us.

We also consolidate a variable interest entity, or VIE, when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements. Except as discussed in Note 6, there have been no changes during 2024 in previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During the periods presented, we did not provide financial or other support to any identified VIE that we were not contractually obligated to provide, except as discussed in Note 6.

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

As of March 31, 2024, we consolidated 130 wholly-owned properties and 20 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We apply the equity method of accounting to the other 80 properties (the joint venture properties) and our investments in Klépierre, TRG, and our other platform investments. We manage the day-to-day operations of 50 of the 80 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Thailand, Canada, Spain, and the United Kingdom comprise 24 of the remaining 30 properties. These international properties and TRG are managed by joint ventures in which we share control.

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s weighted average ownership interest in the Operating Partnership was 87.0% and 87.4% for the three months ended March 31, 2024 and 2023, respectively.  As of March 31, 2024 and December 31, 2023, Simon’s ownership interest in the Operating Partnership was 87.0%. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

We classify short-term investments, which consist of time-deposits with original maturities in excess of 90 days as available-for-sale. Short-term investments are reported at fair value and reviewed periodically for allowances for credit losses and impairment. When evaluating the investments, we review factors such as the extent to which the fair value of the security is less than the amortized cost basis, adverse conditions specifically related to the security, the financial condition of the issuer, the Company’s intent to sell, and whether it would be more likely than not that the Company would be required to sell the investments before the recovery of their amortized cost basis.

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of equity instruments, our deferred compensation plan investments, the debt securities of our captive insurance subsidiary, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At March 31, 2024 and December 31, 2023, we had equity instruments with readily determinable fair values of $93.1 million and $97.7 million, respectively. Changes in the fair value of these equity instruments are

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

recorded in unrealized (losses) gains in fair value of publicly traded equity instruments and derivative instrument, net in our consolidated statements of operations and comprehensive income. At March 31, 2024 and December 31, 2023, we had equity instruments without readily determinable fair values of $242.9 million and $240.2 million, respectively, for which we have elected the measurement alternative.  We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the three ended March 31, 2024 and 2023.

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

At March 31, 2024 and December 31, 2023, we held debt securities of $78.1 million and $79.7 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

We have equity instruments with readily determinable fair values that are valued using Level 1 inputs. We have foreign currency forward contracts, interest rate cap and swap agreements, and time-deposits that mature within one-year that are valued using Level 2 inputs. The notional value of our time-deposits approximate fair value given the relatively short-term nature of the instruments.  We also have a bifurcated embedded derivative option that was a component of the €750.0 million exchangeable bonds issued in November 2023. This instrument is classified as primarily having Level 3 inputs and is further discussed in Note 3, within the Derivative Financial Instruments subsection and in Note 7.

Description	March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Short-term investments	$1,300,000	$-	$1,300,000	$-
Deferred costs and other assets	127,472	93,068	34,404	-
Total	$1,427,472	$93,068	$1,334,404	$-

Liabilities:
Other Liabilities	$31,218	$-	$409	$30,809

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Description	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Short-term investments	$1,000,000	$-	$1,000,000	$-
Deferred costs and other assets	113,779	97,696	16,083
Total	1,113,779	97,696	1,016,083	-

Liabilities:
Other Liabilities	$38,146	$-	$9,774	$28,372

Note 7 includes a discussion of the fair value of debt measured using Level 2 inputs.  Notes 3, 4, and 6 include discussions of the fair values recorded in purchase accounting using Level 2 and Level 3 inputs.  Level 3 inputs to our purchase accounting and impairment analyses include our estimations of fair value, net operating results of the property, capitalization rates and discount rates.

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows:

	As of	As of
	March 31,	December 31,
	2024	2023
Limited partners’ interests in the Operating Partnership	$459,316	$447,494
Nonredeemable noncontrolling interests in properties, net	19,175	21,321
Total noncontrolling interests reflected in equity	$478,491	$468,815

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

Accumulated Other Comprehensive Income (Loss)

Simon

The total accumulated other comprehensive income (loss) related to Simon’s currency translation adjustment was ($236.8) million and ($221.6) million as of March 31, 2024 and December 31, 2023, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended
	March 31,
			Affected line item where
	2024	2023	net income is presented

Accumulated derivative gains, net	$1,611	$501	Interest expense
	(210)	(63)	Net income attributable to noncontrolling interests
	$1,401	$438

The Operating Partnership

The total accumulated other comprehensive income (loss) related to the Operating Partnership’s currency translation adjustment was ($272.3) million and ($254.9) million as of March 31, 2024 and December 31, 2023, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended
	March 31,
			Affected line item where
	2024	2023	net income is presented

Accumulated derivative gains, net	$1,611	$501	Interest expense

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

As of March 31, 2024, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	5	$805.0 million
Interest Rate Caps	1	$38.0 million
Interest Rate Swaps	2	€193.0 million
Interest Rate Caps	2	€80.0 million

As of December 31, 2023, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	5	$805.0 million
Interest Rate Caps	1	$38.0 million
Interest Rate Swaps	1	€128.0 million
Interest Rate Caps	3	€129.0 million

The carrying value of our interest rate swap and cap agreements, at fair value, as of March 31, 2024 and December 31, 2023 was an asset balance of $29.3 million and $11.6 million, respectively, and is included in deferred costs and other assets.

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

The unamortized gain on our treasury locks and terminated hedges recorded in accumulated other comprehensive income (loss) was $40.3 million and $41.9 million as of March 31, 2024 and December 31, 2023, respectively. Within the next 12 months, we expect to reclassify to earnings approximately $5.2 million of gains related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss).

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

We had the following Euro:USD forward contracts designated as net investment hedges at March 31, 2024 and December 31, 2023 (in millions):

		Asset (Liability) Value as of
		March 31,	December 31,
Notional Value	Maturity Date	2024	2023
€50.0	January 17, 2024	—	(0.4)
€30.0	March 15, 2024	—	1.0
€51.0	March 15, 2024	—	(3.6)
€20.0	April 12, 2024	0.5	(0.1)
€25.0	July 17, 2024	1.4	0.7
€37.0	December 13, 2024	0.2	(0.9)
€37.0	December 13, 2024	0.2	(0.9)
€50.0	March 17, 2025	0.3	(1.1)
€27.0	March 17, 2025	0.4	—
€54.0	March 17, 2025	0.8	—
€50.0	April 17, 2025	0.9	—

Asset balances in the above table are included in deferred costs and other assets. Liability balances in the above table are included in other liabilities.

We have designated certain derivative and nonderivative instruments as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss). For the three months ended March 31, 2024 and 2023, we recorded gains (loss) of $46.4 million and ($32.4 million), respectively, in the cumulative translation adjustment section of the other comprehensive income (loss). Changes in the value of these instruments are offset by changes in the underlying hedged Euro-denominated joint venture investments.

The total accumulated other comprehensive income (loss) related to Simon’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $71.5 million and $48.7 million as of March 31, 2024 and December 31, 2023, respectively. The total accumulated other comprehensive income (loss) related to the Operating Partnership’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $82.2 million and $56.1 million as of March 31, 2024 and December 31, 2023, respectively.

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

The key inputs into the option model for the exchange option within the exchangeable bonds as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Klépierre stock price	€24.00	€24.68
Implied volatility	18.57%	17.88%
EUR risk-free rate	2.83%	2.11%
Klépierre expected dividend yield	7.04%	6.85%
Expected term	2.63 years	2.88 years
Credit Spread	0.68%	0.84%

The option is measured at fair value on a recurring basis.  As of March 31, 2024 and December 31, 2023 the values of the option were $30.8 million and $28.4 million, respectively.

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

4. Real Estate Acquisitions and Dispositions

Unless otherwise noted, gains and losses on property transactions are included in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the three months ended March 31, 2024 and 2023.

2024 Acquisitions

On February 6, 2024, we acquired an additional interest in Miami International Mall from a joint venture partner, resulting in the consolidation of this property. The cash consideration for this transaction was de minimis. Upon consolidation, we recorded $102.5 million of investment property.  The property is subject to a $158.0 million 6.92% fixed rate mortgage loan. We accounted for this transaction as an asset acquisition and these non-cash investing and financing activities are excluded from our statement of cash flows.

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

Simon

	For the Three Months Ended March 31,
	2024	2023
Net Income attributable to Common Stockholders — Basic and Diluted	$731,702	$451,827
Weighted Average Shares Outstanding — Basic and Diluted	325,911,525	326,954,294

For the three months ended March 31, 2024, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the three months ended March 31, 2024 and 2023. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Three Months Ended March 31,
	2024	2023
Net Income attributable to Unitholders — Basic and Diluted	$841,359	$517,180
Weighted Average Units Outstanding — Basic and Diluted	374,754,605	374,245,604

For the three months ended March 31, 2024, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the three months ended March 31, 2024 and 2023. We accrue distributions when they are declared.

6. Investment in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in note 2, we held joint venture interests in 80 properties as of March 31, 2024.

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

We may provide financing to joint venture properties primarily in the form of interest bearing loans. As of March 31, 2024 and December 31, 2023, we had construction loans and other advances to these related parties totaling $89.8 million and $98.0 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

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

The table below represents summary financial information of TRG.

	For the Three Months Ended
	March 31,
	2024	2023
Total revenues	$177,425	$169,728
Operating income before other items	73,952	74,778
Consolidated net income	124,926	44,953
Our share of net income	104,790	34,848
Amortization of excess investment	(105,576)	(47,390)

Other Platform Investments

As of March 31, 2024, we own a 41.67% noncontrolling interest in J.C. Penney, a department store retailer. We also own a 33.3% noncontrolling interest in SPARC Group. During the quarter, we and a partner funded a loan to SPARC Group, our share of which was $100.0 million, which constituted a reconsideration event and the resulting determination that SPARC Group is a VIE.  As we do not have power to direct the activities that most significantly impact the economic performance of SPARC Group, we are not the primary beneficiary and continue to account for our investment under the equity method.  The carrying amount of our investment in this joint venture was $94.4 million and $169.2 million as of March 31, 2024 and December 31, 2023, respectively, and is included in Investment in other unconsolidated entities, at equity in the consolidated balance sheets.  Our maximum exposure to loss is the carrying value of our investment, our share of the loan receivable which is included in Deferred costs and other assets in the consolidated balance sheet, and a guarantee we have provided to SPARC Group’s lenders of $50.0 million.

During the third quarter of 2023, SPARC Group issued equity to a third party resulting in the dilution of our ownership to approximately 33.3% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $145.8 million. In connection with this transaction, we recorded deferred taxes of $36.9 million.

During the first quarter of 2024, we sold all of our remaining interest in Authentic Brands Group, or ABG, for cash proceeds of $1.2 billion, resulting in a pre-tax gain of $414.8 million, which is included in gain on disposal, exchange, or revaluation of equity interests, net, in the consolidated statement of operations. In connection with this transaction, we recorded tax expense of $103.7 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income.

During the fourth quarter of 2023, we sold a portion of our interest in ABG, for cash proceeds of $300.2 million, resulting in a pre-tax gain of $157.1 million. In connection with this transaction, we recorded tax expense of $39.3 million. Concurrently, ABG completed a capital transaction resulting in the dilution of our ownership to approximately 9.6% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $10.3 million. In connection with this transaction, we recorded deferred taxes of $2.6 million.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

During the third quarter of 2023, ABG completed a capital transaction resulting in the dilution of our ownership to approximately 11.7% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $12.4 million. In connection with this transaction, we recorded deferred taxes of $3.1 million.

During the second quarter of 2023, ABG completed a capital transaction resulting in a dilution of our ownership and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $36.4 million. In connection with this transaction, we recorded deferred taxes of $9.1 million.

As of March 31, 2024, we own a 45% noncontrolling interest in Rue Gilt Groupe and a 50% noncontrolling legal ownership interest in Jamestown.

The table below represents combined summary financial information, after intercompany eliminations, of our other platform investments.

	For the Three Months Ended
	March 31,
	2024	2023
Total revenues	$2,757,083	$2,956,722
Operating loss before other items	(237,072)	(17,869)
Consolidated net loss	(320,674)	(118,966)
Our share of net loss	(87,046)	(37,789)
Amortization of excess investment	(692)	(1,665)

European Investments

At March 31, 2024, we owned 63,924,148 shares, or approximately 22.4%, of Klépierre, which had a quoted market price of $25.90 per share. The table below represents summary financial information with respect to our investment in Klépierre. This information is based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP.

	For the Three Months Ended
	March 31,
	2024	2023
Total revenues	$330,606	$322,557
Operating income before other items	128,597	105,308
Consolidated net income	103,561	82,719
Our share of net income	18,913	17,858
Amortization of excess investment	(3,276)	(3,253)

We have an interest in a European investee that had interests in 12 Designer Outlet properties as of March 31, 2024 and December 31, 2023, eight of which are consolidated by us as of March 31, 2024. As of March 31, 2024, our legal percentage ownership interests in these properties ranged from 23% to 94%.

In addition, we have a 50.0% noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

We also have minority interests in Value Retail PLC and affiliated entities, which own or have interests in and operate nine luxury outlets located throughout Europe and we also have a direct minority ownership in three of those outlets. At March 31, 2024 and December 31, 2023, the carrying value of these equity instruments without readily determinable fair values was $140.8 million and is included in deferred costs and other assets.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $236.0 million and $231.2 million as of March 31, 2024 and December 31, 2023, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $203.7 million and $200.6 million as of March 31, 2024 and December 31, 2023, respectively, including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

A summary of the combined balance sheets and statements of operations of our equity method investments and share of income from such investments, excluding our investments in Klépierre and TRG as well as our other platform investments, follows.

COMBINED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
Assets:
Investment properties, at cost	$19,151,115	$19,315,578
Less - accumulated depreciation	8,859,314	8,874,745
	10,291,801	10,440,833
Cash and cash equivalents	1,331,870	1,372,377
Tenant receivables and accrued revenue, net	458,425	505,933
Right-of-use assets, net	117,569	126,539
Deferred costs and other assets	568,838	537,943
Total assets	$12,768,503	$12,983,625
Liabilities and Partners’ Deficit:
Mortgages	$14,056,723	$14,282,839
Accounts payable, accrued expenses, intangibles, and deferred revenue	956,184	1,032,217
Lease liabilities	107,873	116,535
Other liabilities	363,647	368,582
Total liabilities	15,484,427	15,800,173
Preferred units	67,450	67,450
Partners’ deficit	(2,783,374)	(2,883,998)
Total liabilities and partners’ deficit	$12,768,503	$12,983,625
Our Share of:
Partners’ deficit	$(1,195,321)	$(1,258,809)
Add: Excess Investment	1,140,083	1,173,852
Our net (deficit) Investment in unconsolidated entities, at equity	$(55,238)	$(84,957)

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

COMBINED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2024	2023
REVENUE:
Lease income	$752,030	$735,048
Other income	90,992	90,046
Total revenue	843,022	825,094
OPERATING EXPENSES:
Property operating	161,044	154,922
Depreciation and amortization	159,815	164,473
Real estate taxes	63,180	64,004
Repairs and maintenance	19,492	18,774
Advertising and promotion	21,663	20,710
Other	54,881	53,310
Total operating expenses	480,075	476,193
Operating Income Before Other Items	362,947	348,901
Interest expense	(176,751)	(168,206)
Net Income	$186,196	$180,695
Third-Party Investors’ Share of Net Income	$94,370	$90,259
Our Share of Net Income	91,826	90,436
Amortization of Excess Investment	(14,697)	(14,921)
Income from Unconsolidated Entities	$77,129	$75,515

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

7. Debt

Unsecured Debt

At March 31, 2024, our unsecured debt consisted of $20.1 billion of senior unsecured notes of the Operating Partnership and $305.0 million outstanding under the Operating Partnership’s $5.0 billion unsecured revolving credit facility, or Credit Facility.

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

The Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities, may be increased to $4.5 billion during its term and provides for borrowings denominated in U.S. dollars, Euro, Yen, Pounds, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 100% of the maximum revolving credit amount, as defined. The initial maturity date of the Supplemental Facility is January 31, 2026 and can be extended for an additional year to January 31, 2027 at our sole option, subject to satisfying certain customary conditions precedent.

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

At March 31, 2024, we had an aggregate available borrowing capacity of $8.1 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities, during the three months ended March 31, 2024 was $305.0 million and the weighted average outstanding balance was $305.0 million. Letters of credit of $58.6 million were outstanding under the Credit Facilities as of March 31, 2024.

The Operating Partnership also has available a global unsecured commercial paper note program, or Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On March 31, 2024, we had no outstanding balance under the Commercial Paper program. Borrowings reduce amounts otherwise available under the Credit Facilities.

On February 1, 2024, the Operating Partnership completed the redemption, at par, of its $600 million 3.75% notes at maturity.

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

Mortgage Debt

Total mortgage indebtedness was $5.3 billion and $5.2 billion at March 31, 2024 and December 31, 2023, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Credit Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Credit Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of March 31, 2024, we were in compliance with all covenants of our unsecured debt.

At March 31, 2024, our consolidated subsidiaries were the borrowers under 36 non-recourse mortgage notes secured by mortgages on 39 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At March 31, 2024, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Fair Value of Debt

The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

cash flows discounted at current market rates. We estimate the fair values of consolidated fixed rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed rate mortgages and unsecured indebtedness including commercial paper was $25.2 billion and $25.6 billion as of March 31, 2024 and December 31, 2023. The fair values of these financial instruments and the related discount rate assumptions as of March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31,	December 31,
	2024	2023
Fair value of consolidated fixed rate mortgages and unsecured indebtedness (in millions)	$23,530	$24,248
Weighted average discount rates assumed in calculation of fair value for fixed rate mortgages	6.48%	6.10%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	6.41%	6.10%

8. Equity

During the three months ended March 31, 2024, the Operating Partnership redeemed 279,350 units from five limited partners for $40.7 million. These transactions increased Simon’s ownership interest in the Operating Partnership.

On February 8, 2024, Simon's Board of Directors authorized a new common stock repurchase plan which immediately replaced the existing repurchase plan.  Under the plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period commencing on February 8, 2024 and ending on February 8, 2026 in the open market or in privately negotiated transactions as market conditions warrant.  As of March 31, 2024, no repurchases had been made under the new repurchase plan.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

We paid a common stock dividend of $1.95 per share for the first quarter of 2024.  We paid common stock dividends of $1.80 per share for the first quarter of 2023.  The Operating Partnership paid distributions per unit for the same amounts.  On May 6, 2024, Simon’s Board of Directors declared a quarterly cash dividend for the second quarter of 2024 of $2.00 per share, payable on June 28, 2024 to shareholders of record on June 7, 2024.  The distribution rate on units is equal to the dividend rate on common stock.

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

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units in the Operating Partnership contain provisions which could require the Operating Partnership to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit in the consolidated statements of equity in issuance of unit equivalents and other.  There were no noncontrolling interests

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

redeemable at amounts in excess of fair value as of March 31, 2024 and December 31, 2023.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as follows:

	As of	As of
	March 31,	December 31,
	2024	2023
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 230,373 issued and outstanding	$23,037	$23,037
Other noncontrolling redeemable interests	154,491	172,912
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$177,528	$195,949

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

	As of	As of
	March 31,	December 31,
	2024	2023
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 230,373 issued and outstanding	$23,037	$23,037
Other noncontrolling redeemable interests	154,491	172,912
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$177,528	$195,949

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

2020 LTI Program.  In 2020, the Compensation and Human Capital Committee established and granted awards under the 2020 LTI Program, which consisted of a one-time grant of 312,263 time-based restricted stock units under the 2019 Plan at a grant date fair market value of $84.37 per share.  One-third of these awards vested on each of January 1, 2022, 2023 and 2024.  The grant date fair value of the awards of $26.3 million was recognized as expense over the three-year vesting period.

2021 LTI Program.  In 2021, the Compensation and Human Capital Committee established and granted awards under  the 2021 LTI Program.  Awards under the 2021 LTI Program took the form of LTIP units and restricted stock units.  Awards of LTIP units under this program will be considered earned if the respective performance conditions (based on FFO and Objective Criteria Goals) and market conditions (based on Absolute TSR performance), as defined in the applicable award agreements, are achieved during the applicable three-year measurement period.  Any units determined to be earned LTIP units under the 2021 LTI Program will vest on January 1, 2025.  The 2021 LTI Program provides that the amount earned related to the performance-based portion of the awards is dependent on the Compensation and Human Capital Committee’s determination that Simon’s FFO performance and achievement of certain Objective Criteria Goals have been achieved and in March 2024, the Compensation and Human Capital Committee determined 209,784 performance based LTIP units under this program were earned. As part of the 2021 LTI Program, the Compensation and Human Capital Committee also established a grant of 37,976 time-based restricted stock units under the 2019 Plan at a grant date fair market value of $112.92 per share.  These awards vested on March 1, 2024.  The $4.3 million grant date fair value of these awards was recognized as expense over the three-year vesting period.

2022 LTI Program.  In the first quarter of 2022, the Compensation and Human Capital Committee established and granted awards under a 2022 Long-Term Incentive Program, or 2022 LTI Program.  Awards under the 2022 LTI Program, took the form of LTIP units and restricted stock units.  Awards of LTIP units under this program will be considered earned if the respective performance conditions (based on FFO and Objective Criteria Goals), subject to adjustment based upon a TSR modifier, with respect to the FFO performance condition, as defined in the applicable award agreements, are achieved during the applicable three-year measurement period.  Any units determined to be earned LTIP units under the 2022 LTI Program will vest on January 1, 2026.  The 2022 LTI Program provides that the amount earned related to the performance-based portion of the awards is dependent on the Compensation and Human Capital Committee’s determination that Simon’s FFO performance and achievement of certain Objective Criteria Goals have been achieved and has a maximum potential fair value at grant date of $20.6 million.  As part of the 2022 LTI Program, on March 11, 2022 and March 18, 2022, the Compensation and Human Capital Committee also established grants of 52,673 time-based restricted stock units under the 2019 Plan at a grant date fair market value of $130.05 and $130.84 per share.  These awards will vest on March 11, 2025 and March 18, 2025.  The $6.9 million grant date fair value of these awards is being recognized as expense over the three-year vesting period.

2023 LTI Program.  In the first quarter of 2023, the Compensation and Human Capital Committee established and granted awards under a 2023 Long-Term Incentive Program, or 2023 LTI Program.  Awards under the 2023 LTI Program, took the form of LTIP units and restricted stock units.  Awards of LTIP units under this program will be considered earned if the respective performance conditions (based on FFO and Objective Criteria Goals), subject to adjustment based upon a TSR modifier, with respect to the FFO performance condition, as defined in the applicable award agreements, are achieved during the applicable three-year measurement period.  Any units determined to be earned LTIP units under the 2023 LTI Program will vest on January 1, 2027.  The 2023 LTI Program provides that the amount earned related to the performance-based portion of the awards is dependent on the Compensation and Human Capital Committee’s determination that Simon’s FFO performance and achievement of certain Objective Criteria Goals have been achieved and has a maximum potential fair value at grant date of $42.5 million.  As part of the 2023 LTI Program, on March 1, 2023, the Compensation and Human Capital Committee also established a grant of 64,852 time-based restricted stock units under the 2019 Plan at a grant date fair market value of $121.25 per share.  These awards will vest on March 1, 2026.  The $7.9 million grant date fair value of these awards is being recognized as expense over the three-year vesting period.

2024 LTI Program.  In the first quarter of 2024, the Compensation and Human Capital Committee established and granted awards under a 2024 Long-Term Incentive Program, or 2024 LTI Program.  Awards under the 2024 LTI Program, took the form of LTIP units and restricted stock units.  Awards of LTIP units under this program will be considered earned if the respective performance conditions (based on FFO and Objective Criteria Goals), subject to adjustment based upon a TSR modifier, with respect to the FFO performance condition, as defined in the applicable award agreements, are achieved during the applicable three-year measurement period.  Any units determined to be earned LTIP units under the 2024 LTI Program will vest on January 1,

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

2028.  The 2024 LTI Program provides that the amount earned related to the performance-based portion of the awards is dependent on the Compensation and Human Capital Committee’s determination that Simon’s FFO performance and achievement of certain Objective Criteria Goals have been achieved and has a maximum potential fair value at grant date of $44.1 million.  As part of the 2024 LTI Program, on March 6, 2024, the Compensation and Human Capital Committee also established a grant of 53,679 time-based restricted stock units under the 2019 Plan at a grant date fair market value of $152.32 per share.  These awards will vest on March 6, 2027.  The $8.2 million grant date fair value of these awards is being recognized as expense over the three-year vesting period.

The Compensation and Human Capital Committee approved LTIP unit grants as shown in the table below. The extent to which LTIP units were determined by the Compensation and Human Capital Committee’s to have been earned, and the aggregate grant date fair value, are as follows:

LTIP Awards	LTIP Units Earned	Grant Date Fair Value of TSR Award	Grant Date Target Value of Performance-Based Awards
2021 LTIP Awards	209,784	$5.7 million	$12.2 million
2022 LTIP Awards	To be determined in 2025	—	$13.7 million
2023 LTIP Awards	To be determined in 2026	—	$23.6 million
2024 LTIP Awards	To be determined in 2027	—	$24.5 million

We recorded compensation expense, net of capitalization, related to the aforementioned LTIP and LTI programs of approximately $5.6 million and $6.3 million for the three months ended March 31, 2024 and 2023, respectively.

Restricted Stock.  The Compensation and Human Capital Committee awarded 129,178 shares of restricted stock to employees on April 1, 2024 at a grant date fair market value of $156.49 per share related to the 2023 compensation plan.  On January 11, 2024, a non-employee Director was awarded 396 shares of restricted stock at a grant date fair market value of $144.68 per share.  The grant date fair value of the employee restricted stock award is being recognized over the three-year vesting period.  The grant date fair value of the non-employee Director restricted stock award is being recognized as expense over the one-year vesting service period. In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.

We recorded compensation expense, net of capitalization, related to restricted stock of approximately $4.6 million and $3.4 million for the three months ended March 31, 2024 and 2023, respectively.

9. Lease Income

Fixed lease income under our operating leases includes fixed minimum lease consideration and fixed CAM reimbursements recorded on a straight-line basis. Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, utilities, marketing, and certain other items as discussed below.

	For the Three Months Ended
	March 31,
	2024	2023
Fixed lease income	$1,068,405	$1,013,164
Variable lease income	234,266	235,021
Total lease income	$1,302,671	$1,248,185

Tenant receivables and accrued revenue in the accompanying consolidated balance sheets includes straight-line receivables of $533.9 million and $535.8 million on March 31, 2024, and December 31, 2023, respectively.

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

Lease Commitments

As of March 31, 2024, we are subject to ground leases that cover all or a portion of 23 of our consolidated properties with termination dates extending through 2090, including periods for which exercising an extension option is reasonably assured.  These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total sales of the property.  In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2024 to 2034.  These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate taxes, and utility expenses.  Some of our ground and office leases include escalation clauses.  All of our lease arrangements are classified as operating leases.  We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Operating Lease Cost
Fixed lease cost	$8,867	$8,123
Variable lease cost	4,012	4,986
Total operating lease cost	$12,879	$13,109

	For the Three Months Ended
	March 31,
	2024	2023
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$12,865	$13,090

Weighted-average remaining lease term - operating leases	32.7 years	32.5 years
Weighted-average discount rate - operating leases	5.31%	4.88%

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

Minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2024	$35,222
2025	36,358
2026	36,372
2027	36,401
2028	36,427
Thereafter	959,496
$1,140,276
Impact of discounting	(614,595)
Operating lease liabilities	$525,681

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. In addition to the guarantee disclosed in Note 6, as of March 31, 2024 and December 31, 2023, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $137.6 million and $139.2 million, respectively.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of March 31, 2024, we owned or held an interest in 195 income-producing properties in the United States, which consisted of 93 malls, 69 Premium Outlets, 14 Mills, six lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. We also own an 84% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 23 regional, super-regional, and outlet malls in the U.S. and Asia. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at properties in North America, Europe and Asia. Internationally, as of March 31, 2024, we had ownership in 35 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of March 31, 2024, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 14 countries in Europe.  We also own investments in retail operations (J.C. Penney and SPARC Group), an e-commerce venture (Rue Gilt Groupe, or RGG), and Jamestown (a global real estate investment and management company), collectively, our other platform investments.

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

We consider FFO Real Estate FFO, net operating income, or NOI, and portfolio NOI to be key measures of operating performance that are not specifically defined by accounting principles generally accepted in the United States, or GAAP. We use these measures internally to evaluate the operating performance of our portfolio and provide a basis for comparison with other real estate companies. Reconciliations of these measures to the most comparable GAAP measure are included below in this discussion.

Results Overview

Diluted earnings per share and diluted earnings per unit increased $0.87 during the first three months of 2024 to $2.25 from $1.38 for the same period last year. The increase in diluted earnings per share and diluted earnings per unit was primarily attributable to:

●	improved operating performance and solid core business fundamentals in 2024, as discussed below,
●	a pre-tax gain during the first quarter of 2024 on the sale of all of our remaining interests in Authentic Brands Group, or ABG, of $414.8 million, or $1.11 per diluted share/unit,
●	increased lease income of $54.5 million, or $0.15 per diluted share/unit,
●	increased other income of $36.7 million, or $0.10 per diluted share/unit, the majority of which is due to increased interest income of $25.7 million, or $0.07 per diluted share/unit, an increase in land sales of $4.8 million or $0.01 per diluted share/unit, and distributions and other activity, of $6.2 million, or $0.02 per diluted share/unit, partially offset by,
●	increased income and other tax expense of $61.1 million, or $0.16 per diluted share/unit, primarily due to a $103.7 million, or $0.28 per diluted share/unit, tax impact as a result of the gain on disposal, exchange, or revaluation of equity interests transaction noted above, partially offset by a tax benefit related to unfavorable year-over-year operations from other platform investments,
●	decreased income from unconsolidated entities of $56.2 million, or $0.15 per diluted share/unit, the majority of which is due to unfavorable year-over-year operations from other platform investments, partially offset by improved operations and core fundamentals in our other unconsolidated entities,
●	increased interest expense of $31.2 million, or $0.08 per diluted share/unit, primarily due to new USD and Euro bond issuances as well as increases to rates on variable rate mortgages, and
●	an unrealized unfavorable change in fair value of publicly traded equity instruments of $27.8 million, or $0.07 per diluted share/unit.

Portfolio NOI increased 3.9% for the three month period in 2024 over the prior year period primarily as a result of improved operations in our domestic and international portfolios compared to the prior year. Average base minimum rent for U.S. Malls and Premium Outlets increased 3.0% to $57.53 psf as of March 31, 2024, from $55.84 psf as of March 31, 2023.  Ending occupancy for our U.S. Malls and Premium Outlets increased 1.1% to 95.5% as of March 31, 2024, from 94.4% as of March 31, 2023.

Our effective overall borrowing rate at March 31, 2024 on our consolidated indebtedness increased 15 basis points to 3.51% as compared to 3.36% at March 31, 2023. This is primarily due to an increase in the effective overall borrowing rate on variable rate debt of 45 basis points (6.58% at March 31, 2024 compared to 6.13% at March 31, 2023) and an increase in the effective overall borrowing rate on fixed rate debt of 18 basis points, due to increasing benchmark rates, partially offset by a reduction in the amount of our variable rate debt. The weighted average years to maturity of our consolidated indebtedness was 8.0 years and 8.1 years at March 31, 2024 and December 31, 2023, respectively.

Our financing activity for the three months ended March 31, 2024 included completing, on February 1, 2024, the redemption at par of the Operating Partnership’s $600 million 3.75% notes at maturity.

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

The following table sets forth these key operating statistics for the combined U.S. Malls and Premium Outlets:

●	properties that are consolidated in our consolidated financial statements,
●	properties we account for under the equity method of accounting as joint ventures, and
●	the foregoing two categories of properties on a total portfolio basis.

	March 31,	March 31,	%/Basis Points
	2024	2023	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	95.4%	94.6%	80 bps
Unconsolidated	95.8%	93.9%	190 bps
Total Portfolio	95.5%	94.4%	110 bps
Average Base Minimum Rent per Square Foot
Consolidated	$56.15	$54.52	3.0%
Unconsolidated	$61.38	$59.54	3.1%
Total Portfolio	$57.53	$55.84	3.0%
U.S. TRG:
Ending Occupancy	95.3%	93.3%	200 bps
Average Base Minimum Rent per Square Foot	$65.92	$62.29	5.8%
The Mills:
Ending Occupancy	97.7%	97.3%	40 bps
Average Base Minimum Rent per Square Foot	$36.97	$35.63	3.8%
(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the three months ended March 31, 2024, we signed 259 new leases and 611 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 3.6 million square feet, of which 2.8 million square feet related to consolidated properties. During the comparable period in 2023, we signed 231 new leases and 497 renewal leases with a fixed minimum rent, comprising approximately 2.4 million square feet, of which 1.9 million square feet related to consolidated properties.

The average annual initial base minimum rent for new leases was $65.79 per square foot in 2024 and $62.08 per square foot in 2023 with an average tenant allowance on new leases of $63.25 per square foot and $59.96 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	March 31,	March 31,	%/Basis Points
	2024	2023	Change
Ending Occupancy	100.0%	99.9%	+10 bps
Average Base Minimum Rent per Square Foot	¥5,484	¥5,708	-3.92%

Results of Operations

The following acquisitions and dispositions of consolidated properties affected our consolidated results in the comparative periods:

●	On February 6, 2024, we acquired an additional interest in Miami International Mall from a joint venture partner, resulting in the consolidation of this property.
●	On April 27, 2023, we opened Paris-Giverny Designer Outlet, a 228,000 square foot center in Vernon, France. We own a 74% interest in this center.

The following acquisitions, dispositions and openings of equity method investments and properties affected our income from unconsolidated entities in the comparative periods:

●	During the first quarter of 2024, we disposed all of our remaining interest in ABG.
●	During 2023, ABG completed multiple capital transactions which resulted in the dilution of our ownership and multiple deemed disposals of proportional interest of our investment. In addition, we solid a portion of our interest in ABG on November 29, 2023. These transactions reduced our ownership from 12.3% to 9.6% as of December 31, 2023.
●	During the third quarter of 2023, we disposed of our interest in one unconsolidated retail property through foreclosure in satisfaction of its $114.8 million non-recourse loan. We recognized no gain or loss in connection with this disposal.
●	On September 7, 2023, we acquired an additional 4% ownership in TRG for approximately $199.6 million by issuing 1,725,000 units in the Operating Partnership, bringing our noncontrolling ownership interest in TRG to 84%.
●	During the third quarter of 2023, SPARC Group issued equity to a third party resulting in the dilution of our ownership to 33.3% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $145.8 million.

For the purposes of the following comparison between the three months ended March 31, 2024 and 2023, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned or held interests in and operated in both of the periods under comparison.

Three months ended March 31, 2024 vs. Three months ended March 31, 2023

Lease income increased $54.5 million, due to an increase in fixed lease income of $55.2 million primarily due to an increase in fixed minimum lease consideration and higher occupancy, partially offset by a decrease in variable lease income based on tenant sales of $0.7 million.

Total other income increased $36.7 million, primarily due to a $25.7 million increase in interest income, a $6.2 million increase in other income sources and a $4.8 million increase in land sale activity.

Home and regional office costs increased $3.9 million due to increased personnel and compensation costs.

Other expense decreased $4.8 million primarily due to decreased legal, other professional fees, partially offset by increased mixed use and franchise operations expenses.

Interest expense increased $31.2 million primarily related to new USD bond issuances of $30.1 million, the Euro exchangeable bond issuance in 2023 of $9.8 million, partially offset by USD bond payoffs during 2024 and 2023 of $12.9 million and a Euro Credit Facility payoff during 2023 of $4.2 million.

Gain on disposal, exchange or revaluation of equity interests, net, increased $414.8 million due to selling our remaining interest in ABG during 2024.

Income and other tax expense increased $61.1 million primarily due to increased tax expense of $103.7 million from the gain on sale of our remaining interest in ABG during 2024, partially offset by a tax benefit related to unfavorable year-over-year operations from other platform investments.

Income from unconsolidated entities decreased $56.2 million primarily due to lower results of operations year-over-year from our other platform investments, partially offset by improved performance by our U.S. joint venture properties.

During 2024, we recognized a gain from the disposition of a property held in our TRG portfolio, our share of which was $10.6 million.

Simon’s net income attributable to noncontrolling interests increased $42.0 million due to an increase in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised 0.8% of our total consolidated debt at March 31, 2024. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $897.3 million in the aggregate during the three months ended March 31, 2024. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents increased $82.1 million during the first three months of 2024 to $1.3 billion as of March 31, 2024 as a result of the operating and financing activity, as further discussed in “Cash Flows” below. Additionally, our short-term investments balances increased $300.0 million to $1.3 billion during the first three months of 2024.

On March 31, 2024, we had an aggregate available borrowing capacity of approximately $8.1 billion under the Credit Facilities, net of outstanding borrowings of $305.0 million and letters of credit of $58.6 million. For the three months ended March 31, 2024, the maximum aggregate outstanding balance under the Credit Facilities was $305.0 million and the weighted average outstanding balance was $305.0 million. The weighted average interest rate was 5.31% for the three months ended March 31, 2024.

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

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the three months ended March 31, 2024 totaled $897.3 million. In addition, we had net repayments of debt from our debt financing and repayment activities of $602.1 million in the first three months of 2024. These activities are further discussed below under “Financing and Debt.” During the first three months of 2024, we also:

●	paid stockholder dividends and unitholder distributions totaling approximately $732.2 million and preferred unit distributions totaling $1.3 million,
●	funded consolidated capital expenditures of $163.0 million (including development and other costs of $29.2 million, redevelopment and expansion costs of $66.5 million, and tenant costs and other operational capital expenditures of $67.3 million),
●	funded the redemption of $40.7 million Operating Partnership units,
●	funded investments in unconsolidated entities of $27.9 million,
●	funded the net purchase of $300.0 million of short-term investments, and
●	received proceeds from the sale of equity instruments of $1.2 billion.

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

Financing and Debt

Unsecured Debt

At March 31, 2024, our unsecured debt consisted of $20.1 billion of senior unsecured notes of the Operating Partnership and $305.0 million outstanding under the Credit Facility.

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

The Supplemental Facility may be increased to $4.5 billion during its term and provides for borrowings denominated in U.S. dollars, Euro, Yen, Pounds, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 100% of the maximum revolving credit amount, as defined. The initial maturity date of the Supplemental Facility is January 31, 2026 and can be extended for an additional year to January 31, 2027 at our sole option, subject to satisfying certain customary conditions precedent.

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

At March 31, 2024, we had an aggregate available borrowing capacity of $8.1 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities, during the three months ended March 31, 2024 was $305.0 million and the weighted average outstanding balance was $305.0 million. Letters of credit of $58.6 million were outstanding under the Credit Facilities as of March 31, 2024.

The Operating Partnership also has available a Commercial Paper program.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On March 31, 2024, we had no outstanding balance under the Commercial Paper program. Borrowings reduce amounts otherwise available under the Credit Facilities.

On February 1, 2024, the Operating Partnership completed the redemption, at par, of its $600 million 3.75% notes at maturity.

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

Mortgage Debt

Total mortgage indebtedness was $5.3 billion and $5.2 billion at March 31, 2024 and December 31, 2023, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Credit Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Credit Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of March 31, 2024, we were in compliance with all covenants of our unsecured debt.

At March 31, 2024, our consolidated subsidiaries were the borrowers under 36 non-recourse mortgage notes secured by mortgages on 39 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At March 31, 2024, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of March 31, 2024 and December 31, 2023, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	March 31, 2024	Interest Rate(1)	December 31, 2023	Interest Rate(1)
Fixed Rate	$25,261,968	3.49%	$25,705,396	3.47%
Variable Rate	257,372	6.58%	328,027	5.91%
	$25,519,340	3.51%	$26,033,423	3.49%
(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the combined 2023 Annual Report on Form 10-K of Simon and the Operating Partnership.

In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of March 31, 2024, for the remainder of 2024 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2024	2025-2026	2027-2028	After 2028	Total
Long Term Debt (1)	$2,277,894	$7,513,373	$3,614,363	$12,258,400	$25,664,030
Interest Payments (2)	707,019	1,609,071	1,078,049	5,373,310	8,767,449
(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	Variable rate interest payments are estimated based on the SOFR or other applicable rate at March 31, 2024.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 6 of the condensed notes to our consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. In addition to the guarantee disclosed in Note 6, as of March 31, 2024, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $137.6 million.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

Acquisitions. On February 6, 2024, we acquired an additional interest in Miami International Mall from a joint venture partner, resulting in the consolidation of this property. The cash consideration for this transactions was de minimis. The property is subject to a $158.0 million 6.92% fixed rate mortgage loan.

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

Joint Venture Formation and Other Investment Activity

During the first quarter of 2024, we sold all of our remaining interest in ABG for cash proceeds of $1.2 billion, resulting in a pre-tax gain of $414.8 million, which is included in gain on disposal, exchange, or revaluation of equity interests, net, in the consolidated statement of operations. In connection with this transaction, we recorded tax expense of $103.7 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income.

During the fourth quarter of 2023, we sold a portion of our interest in ABG, resulting in a pre-tax gain of $157.1 million. In connection with this transaction, we recorded tax expense of $39.3 million. Concurrently, ABG completed a capital transaction resulting in the dilution of our ownership to approximately 9.6% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $10.3 million. In connection with this transaction, we recorded deferred taxes of $2.6 million.

On September 7, 2023, we acquired an additional 4% ownership in TRG for approximately $199.6 million by issuing 1,725,000 units in the Operating Partnership, bringing our noncontrolling ownership interest in TRG to 84%.

During the third quarter of 2023, SPARC Group issued equity to a third party resulting in the dilution of our ownership to 33.3% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $145.8 million. In connection with this transaction, we recorded deferred taxes of $36.9 million.

During the third quarter of 2023, ABG completed a capital transaction resulting in the dilution of our ownership to approximately 11.7% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $12.4 million. In connection with this transaction, we recorded deferred taxes of $3.1 million.

During the second quarter of 2023, ABG completed a capital transaction resulting in a dilution of our ownership and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $36.4 million. In connection with this transaction, we recorded deferred taxes of $9.1 million.

Development Activity

We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors, big box tenants, restaurants, as well as office space and residential uses are underway at properties in North America, Europe and Asia.

Construction continues on certain redevelopment and new development projects in the U.S. and internationally that are nearing completion.  Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $931 million.  Simon’s share of remaining net cash funding required to complete the new development and redevelopment projects currently under construction in the remainder of 2024 and 2025 is approximately $491 million.  We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 8-10% for all of our new development, expansion and redevelopment projects.

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material. We expect our share of estimated committed capital for international development projects to be completed with projected delivery in 2024 or 2025 is $77 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these new development and expansion projects as well as our share of the estimated total cost as of March 31, 2024 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected/Actual
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
New Development Projects:
Jakarta Premium Outlets	Jakarta, Indonesia	300,000	50%	IDR	931,782	$58.7	Feb. - 2025
Expansion:
Busan Premium Outlet Phase 2	Busan, South Korea	194,000	50%	KRW	72,933	$54.2	Oct. - 2024
(1)	USD equivalent based upon March 31, 2024 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $1.95 per share for the first quarter of 2024.  Simon paid common stock dividends of $1.80 per share for the first quarter of 2023.  The Operating Partnership paid distributions per unit for the same amounts.  On May 6, 2024, Simon’s Board of Directors declared a quarterly cash dividend for the second quarter of 2024 of $2.00 per share, payable on June 28, 2024 to shareholders of record on June 7, 2024.  The distribution rate on units is equal to the dividend rate on common stock.  In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On February 8, 2024, Simon's Board of Directors authorized a new common stock repurchase plan which immediately replaced the existing repurchase plan.  Under the plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period commencing on February 8, 2024 and ending on February 8, 2026 in the open market or in privately negotiated transactions as market conditions warrant.  As of March 31, 2024, no repurchases had been made under the new repurchase plan.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

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

Non-GAAP Financial Measures

Industry practice is to evaluate real estate properties in part based on performance measures such as FFO, real estate FFO, diluted FFO per share, NOI, beneficial interest of combined NOI and portfolio NOI. We believe that these non-GAAP measures are helpful to investors because they are widely recognized measures of the performance of REITs and provide a relevant basis for comparison among REITs. We also use these measures internally to measure the operating performance of our portfolio.  We are providing different components of NOI, such as Portfolio NOI (a component of beneficial interest of combined NOI that relates to the operational performance of our global real estate portfolio), to provide investors with disaggregated information to further differentiate our global real estate portfolio performance from corporate and other platform investments.

We determine FFO based upon the definition set forth by the National Association of Real Estate Investment Trusts (“NAREIT”) Funds From Operations White Paper – 2018 Restatement.  Our main business includes acquiring, owning, operating, developing, and redeveloping real estate in conjunction with the rental of real estate.  Gain and losses of assets incidental to our main business are included in FFO.  We determine FFO to be our share of consolidated net income computed in accordance with GAAP:

●	excluding real estate related depreciation and amortization,
●	excluding gains and losses from extraordinary items,
●	excluding gains and losses from the acquisition of controlling interest, sale, disposal or property insurance recoveries of, or any impairment related to, depreciable retail operating properties,
●	plus the allocable portion of FFO of unconsolidated joint ventures based upon economic ownership interest, and
●	all determined on a consistent basis in accordance with GAAP.

We determine real estate FFO utilizing the definition of FFO as stated above excluding the impact of operations from

●	Other Platform Investments, net of tax,
●	gains or losses on disposal, exchange, or revaluation of equity interests, net of tax, and
●	unrealized gains or lasses in fair value of publicly traded equity instruments and derivative instruments.

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

The following schedule reconciles total FFO and real estate FFO to consolidated net income and, for Simon, diluted net income per share to diluted FFO per share and real estate FFO per share.

	For the Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Consolidated Net Income	$841,155	$519,255
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	303,672	304,234
Our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments	204,979	209,330
(Gain) loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(10,966)	—
Net loss (income) attributable to noncontrolling interest holders in properties	1,470	(762)
Noncontrolling interests portion of depreciation and amortization, gain on consolidation of properties, and gain on disposal of properties	(5,510)	(4,775)
Preferred distributions and dividends	(1,266)	(1,313)
FFO of the Operating Partnership	$1,333,534	$1,025,969
FFO allocable to limited partners	173,804	129,646
Dilutive FFO allocable to common stockholders	$1,159,730	$896,323

FFO of the Operating Partnership	$1,333,534	$1,025,969
Gain on disposal, exchange, or revaluation of equity interests, net of tax	(311,077)	—
Other platform investments, net of tax	60,776	54,512
Unrealized (losses) gains in fair value of publicly traded equity instruments and derivative instrument, net	7,192	(20,608)
Real Estate FFO	$1,090,425	$1,059,873

Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$2.25	$1.38
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments, net of noncontrolling interests portion of depreciation and amortization	1.34	1.36
(Gain) loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(0.03)	—
Diluted FFO per share	$3.56	$2.74
Gain on disposal, exchange, or revaluation of equity interests, net of tax	(0.83)	—
Other platform investments, net of tax	0.16	0.14
Unrealized (losses) gains in fair value of publicly traded equity instruments and derivative instrument, net	0.02	(0.06)
Real Estate FFO per share	$2.91	$2.82
Basic and Diluted weighted average shares outstanding	325,912	326,954
Weighted average limited partnership units outstanding	48,843	47,291
Basic and Diluted weighted average shares and units outstanding	374,755	374,245

The following schedule reconciles consolidated net income to our beneficial interest of combined NOI and the components thereof.

	For the Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$841,155	$519,255
Income and other tax expense (benefit)	47,603	(13,453)
Gain on disposal, exchange, or revaluation of equity interests, net	(414,769)	—
Interest expense	230,623	199,429
Loss (income) from unconsolidated entities	34,342	(21,900)
Unrealized losses (gains) in fair value of publicly traded equity instruments and derivative instrument, net	7,192	(20,608)
(Gain) loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(10,966)	—
Operating Income Before Other Items	735,180	662,723
Depreciation and amortization	307,369	307,059
Home and regional office costs	60,723	56,820
General and administrative	9,132	9,107
NOI of consolidated entities	$1,112,404	$1,035,709
Less: Noncontrolling interest partners share of NOI	(7,471)	(7,522)
Beneficial NOI of consolidated entities	$1,104,933	$1,028,187
Reconciliation of NOI of unconsolidated entities:
Net Income	$186,196	$180,695
Interest expense	176,751	168,206
Operating Income Before Other Items	362,947	348,901
Depreciation and amortization	159,815	164,473
NOI of unconsolidated entities	$522,762	$513,374
Less: Joint Venture partners share of NOI	(273,939)	(267,901)
Beneficial NOI of unconsolidated entities	$248,823	$245,473
Add: Beneficial interest of NOI from TRG	130,478	119,699
Add: Beneficial interest of NOI from Other Platform Investments and Investments	(29,211)	20,586
Beneficial interest of Combined NOI	$1,455,023	$1,413,945
Less: Beneficial interest of Corporate and Other NOI Sources (1)	80,344	39,826
Less: Beneficial interest of NOI from Other Platform Investments (2)(3)	(83,005)	(27,459)
Less: Beneficial interest of NOI from Investments (4)	50,837	47,966
Beneficial interest of Portfolio NOI	$1,406,847	$1,353,612
Beneficial interest of Portfolio NOI Change	3.9%
(1)	Includes income components excluded from portfolio NOI and domestic property NOI (domestic lease termination income, interest income, land sale gains, straight line lease income, above/below market lease adjustments), Simon management company revenues, foreign exchange impact, and other assets.
(2)	Other Platform Investments include J.C. Penney, SPARC Group, ABG, RGG and Jamestown.
(3)	For the three months ended March 31, 2024, includes charges of $18.9m related to SPARC and $14.3m related to JCP. For the three months ended March 31, 2023, includes our share of a bargain purchase gain of $27.1m related to Reebok.
(4)	Includes our share of NOI of Klépierre (at constant currency) and other corporate investments.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

Sensitivity Analysis

We disclosed a qualitative and quantitative analysis regarding market risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the combined 2023 Annual Report on Form 10-K of Simon and the Operating Partnership. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2023.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of March 31, 2024. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of March 31, 2024. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A. Risk Factors

Through the period covered by this report there were no material changes to the Risk Factors disclosed under Item 1A. Risk Factors in Part I of the combined 2023 Annual Report on Form 10-K of Simon and the Operating Partnership.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Simon

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by Simon during the quarter ended March 31, 2024.

Issuer Purchases of Equity Securities

				Total number	Approximate
				of shares	value of shares
				purchased as	that may yet
	Total number		Average	part of publicly	be purchased
	of shares		price paid	announced	under
Period	purchased		per share	plans	plans (2)
January 1, 2024 - January 31, 2024	21,908		$142.64	—	$1,679,020,324
February 1, 2024 - February 29, 2024	—		$—	—	$2,000,000,000
March 1, 2024 - March 31, 2024	8,863		$148.14	—	$2,000,000,000
	30,771	(1)	$144.22	—
(1)	Total number of shares purchased represents shares withheld by us and transferred to treasury shares in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.
(2)	On February 8, 2024, Simon's Board of Directors authorized a new common stock repurchase plan which immediately replaced the existing repurchase plan. Under the plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period commencing on February 8, 2024 and ending on February 8, 2026 in the open market or in privately negotiated transactions as market conditions warrant. As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

The Operating Partnership

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended March 31, 2024.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2024, the Operating Partnership redeemed 279,350 units from five limited partners for $40.7 million.

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

Item 6.  Exhibits

Exhibit Number	Exhibit Descriptions
10.1*	Simon Property Group, L.P. 2019 Stock Incentive Plan.
10.2*	Form of Simon Property Group Series 2024 LTIP Unit Award Agreement.
10.3*	Form of Certificate of Designation of Series 2024 LTIP Units of Simon Property Group, L.P.
10.4*	Form of Simon Property Group 2024 Restricted Stock Unit Award Agreement.
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

Date: May 7, 2024

SIMON PROPERTY GROUP, L.P.

/s/ Brian J. McDade
Brian J. McDade
Executive Vice President and Chief Financial Officer
of Simon Property Group, Inc., General Partner

Date: May 7, 2024