Form 10-Q
period 2024-09-30
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2024-11-08
CIK 1063761, 1022344

J

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of September 30, 2024, Simon Property Group, Inc. had 326,270,138 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2024 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority-owned partnership subsidiary, for which Simon is the general partner. As of September 30, 2024, Simon owned an approximate 86.9% ownership interest in the Operating Partnership, with the remaining 13.1% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day-to-day management.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10-Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	September 30,	December 31,
	2024	2023
ASSETS:
Investment properties, at cost	$39,939,215	$39,285,138
Less - accumulated depreciation	18,625,523	17,716,788
	21,313,692	21,568,350
Cash and cash equivalents	2,170,102	1,168,991
Short-term investments	300,000	1,000,000
Tenant receivables and accrued revenue, net	767,756	826,126
Investment in TRG, at equity	2,870,048	3,049,719
Investment in Klépierre, at equity	1,463,679	1,527,872
Investment in other unconsolidated entities, at equity	2,628,159	3,540,648
Right-of-use assets, net	521,386	484,073
Deferred costs and other assets	1,241,096	1,117,716
Total assets	$33,275,918	$34,283,495
LIABILITIES:
Mortgages and unsecured indebtedness	$25,417,558	$26,033,423
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,619,747	1,693,248
Cash distributions and losses in unconsolidated entities, at equity	1,733,935	1,760,922
Dividend payable	2,069	1,842
Lease liabilities	522,091	484,861
Other liabilities	658,282	621,601
Total liabilities	29,953,682	30,595,897
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests	182,879	195,949
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	40,860	41,106
Common stock, $0.0001 par value, 511,990,000 shares authorized, 342,945,839 and 342,895,886 issued and outstanding, respectively	33	33
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	11,343,428	11,406,236
Accumulated deficit	(6,358,449)	(6,095,576)
Accumulated other comprehensive loss	(206,340)	(172,787)
Common stock held in treasury, at cost, 16,675,701 and 16,983,364 shares, respectively	(2,106,396)	(2,156,178)
Total stockholders’ equity	2,713,136	3,022,834
Noncontrolling interests	426,221	468,815
Total equity	3,139,357	3,491,649
Total liabilities and equity	$33,275,918	$34,283,495

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
REVENUE:
Lease income	$1,339,824	$1,298,737	$3,958,236	$3,801,880
Management fees and other revenues	33,461	30,055	96,103	92,511
Other income	107,425	82,156	327,227	237,007
Total revenue	1,480,710	1,410,948	4,381,566	4,131,398
EXPENSES:
Property operating	141,114	136,541	398,520	366,553
Depreciation and amortization	320,365	315,259	937,749	941,851
Real estate taxes	93,999	115,456	299,848	338,452
Repairs and maintenance	23,019	22,660	73,272	67,837
Advertising and promotion	34,138	28,809	101,046	86,713
Home and regional office costs	53,351	47,679	164,556	154,505
General and administrative	9,171	9,070	29,141	28,235
Other	37,784	41,240	120,384	132,369
Total operating expenses	712,941	716,714	2,124,516	2,116,515
OPERATING INCOME BEFORE OTHER ITEMS	767,769	694,234	2,257,050	2,014,883
Interest expense	(226,424)	(212,210)	(678,382)	(629,725)
Gain on disposal, exchange, or revaluation of equity interests, net (Notes 3 and 6)	—	158,192	414,769	194,629
Income and other tax expense	(2,605)	(43,218)	(55,170)	(40,252)
Income from unconsolidated entities	58,504	95,480	66,375	207,835
Unrealized (losses) gains in fair value of publicly traded equity instruments and derivative instrument, net	(49,345)	(6,175)	(54,132)	20,049
(Loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(1,228)	(5,541)	6,752	(9,897)
CONSOLIDATED NET INCOME	546,671	680,762	1,957,262	1,757,522
Net income attributable to noncontrolling interests	70,676	85,789	254,431	222,710
Preferred dividends	834	834	2,503	2,503
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$475,161	$594,139	$1,700,328	$1,532,309
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.46	$1.82	$5.22	$4.68

Consolidated Net Income	$546,671	$680,762	$1,957,262	$1,757,522
Unrealized (loss) gain on derivative hedge agreements	(54,297)	41,314	(10,281)	62,305
Net gain reclassified from accumulated other comprehensive loss into earnings	(1,289)	(671)	(4,168)	(1,869)
Currency translation adjustments	7,946	(1,059)	(25,668)	(34,746)
Changes in available-for-sale securities and other	2,096	(361)	1,385	903
Comprehensive income	501,127	719,985	1,918,530	1,784,115
Comprehensive income attributable to noncontrolling interests	64,567	90,031	249,251	225,417
Comprehensive income attributable to common stockholders	$436,560	$629,954	$1,669,279	$1,558,698

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,957,262	$1,757,522
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	999,262	994,806
(Gain) loss upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(6,752)	9,897
Gain on disposal, exchange, or revaluation of equity interests, net	(414,769)	(194,629)
Unrealized losses (gains) in fair value of publicly traded equity instruments and derivative instrument, net	54,132	(20,049)
Straight-line lease loss	5,954	8,648
Equity in income of unconsolidated entities	(66,375)	(207,835)
Distributions of income from unconsolidated entities	273,006	349,054
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	55,212	67,937
Deferred costs and other assets	(98,763)	(9,992)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	(29,063)	138,680
Net cash provided by operating activities	2,729,106	2,894,039
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	(27,712)
Funding of loans to related parties	(111,000)	(15,250)
Repayments of loans to related parties	61,094	8,144
Capital expenditures, net	(537,714)	(614,994)
Cash impact from the consolidation of properties	10,454	—
Investments in unconsolidated entities	(34,957)	(44,158)
Purchase of short-term investments	(600,000)	—
Proceeds from redemption of short-term investments	1,300,000	—
Purchase of equity instruments	(111,799)	(18,992)
Proceeds from sale of equity instruments	1,157,363	2,566
Insurance proceeds for property restoration	—	7,427
Distributions of capital from unconsolidated entities and other	266,060	210,364
Net cash provided by (used in) investing activities	1,399,501	(492,605)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(246)	(246)
Purchase of shares related to stock grant recipients' tax withholdings	(10,558)	(5,795)
Redemption of limited partner units	(40,864)	(10,876)
Purchase of treasury stock	—	(105,615)
Preferred unit redemptions	(7,500)	—
Distributions to noncontrolling interest holders in properties	(12,718)	(30,002)
Contributions from noncontrolling interest holders in properties	4,511	8,064
Preferred distributions of the Operating Partnership	(1,269)	(1,436)
Preferred dividends and distributions to stockholders	(1,959,151)	(1,819,156)
Distributions to limited partners	(293,321)	(262,432)
Proceeds from issuance of debt, net of transaction costs	1,095,546	1,774,628
Repayments of debt	(1,901,926)	(1,801,165)
Net cash used in financing activities	(3,127,496)	(2,254,031)
INCREASE IN CASH AND CASH EQUIVALENTS	1,001,111	147,403
CASH AND CASH EQUIVALENTS, beginning of period	1,168,991	621,628
CASH AND CASH EQUIVALENTS, end of period	$2,170,102	$769,031

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
December 31, 2023	$41,106	$33	$(172,787)	$11,406,236	$(6,095,576)	$(2,156,178)	$468,815	$3,491,649
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (54,075 common shares)				(8,234)		8,234		—
Redemption of limited partner units (279,350 units)				(38,160)			(2,556)	(40,716)
Amortization of stock incentive				5,118				5,118
Long-term incentive performance units							4,765	4,765
Issuance of unit equivalents and other (30,771 common shares repurchased)				(1)	11,979	(4,438)	(252)	7,288
Unrealized gain on hedging activities			24,138				3,606	27,744
Currency translation adjustments			(15,201)				(2,228)	(17,429)
Changes in available-for-sale securities and other			(545)				(81)	(626)
Net gain reclassified from accumulated other comprehensive loss into earnings			(1,401)				(210)	(1,611)
Other comprehensive income (loss)			6,991				1,087	8,078
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				5,781			(5,781)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(636,453)		(95,349)	(731,802)
Distributions to other noncontrolling interest partners							(2,040)	(2,040)
Net income, excluding $432 attributable to preferred interests in the Operating Partnership and a $1,615 loss attributable to noncontrolling redeemable interests in properties					732,536		109,802	842,338
March 31, 2024	$41,024	$33	$(165,796)	$11,370,740	$(5,987,514)	$(2,152,382)	$478,491	$3,584,596
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (138,665 common shares, net)				(22,365)		22,365		—
Redemption of limited partner units (1,000 units)				(139)			(9)	(148)
Amortization of stock incentive				9,750				9,750
Long-term incentive performance units							4,326	4,326
Issuance of unit equivalents and other (39,108 common shares repurchased)					(9,756)	(6,120)	(84)	(15,960)
Unrealized gain on hedging activities			14,155				2,117	16,272
Currency translation adjustments			(14,086)				(2,099)	(16,185)
Changes in available-for-sale securities and other			(74)				(12)	(86)
Net gain reclassified from accumulated other comprehensive loss into earnings			(1,103)				(165)	(1,268)
Other comprehensive income (loss)			(1,108)				(159)	(1,267)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				4,602			(4,602)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(652,966)		(97,810)	(750,776)
Distributions to other noncontrolling interest partners							(1,066)	(1,066)
Net income, excluding $431 attributable to preferred interests in the Operating Partnership and $364 attributable to noncontrolling redeemable interests in properties					494,300		74,341	568,641
June 30, 2024	$40,942	$33	$(166,904)	$11,362,588	$(6,155,936)	$(2,136,137)	$453,428	$3,398,014
Exchange of limited partner units (55,000 common shares, note 8)				490			(490)	—
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (179,755 common shares, net)				(29,741)		29,741		—
Amortization of stock incentive				7,799				7,799
Long-term incentive performance units							5,668	5,668
Issuance of unit equivalents and other					(8,776)		4,873	(3,903)
Unrealized loss on hedging activities			(47,257)				(7,040)	(54,297)
Currency translation adjustments			7,116				830	7,946
Changes in available-for-sale securities and other			1,823				274	2,097
Net gain reclassified from accumulated other comprehensive loss into earnings			(1,118)				(171)	(1,289)
Other comprehensive income (loss)			(39,436)				(6,107)	(45,543)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				2,292			(2,292)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(669,732)		(100,162)	(769,894)
Distributions to other noncontrolling interest partners							(454)	(454)
Net income, excluding $406 attributable to preferred interests in the Operating Partnership and a $1,487 loss attributable to noncontrolling redeemable interests in properties					475,995		71,757	547,752
September 30, 2024	$40,860	$33	$(206,340)	$11,343,428	$(6,358,449)	$(2,106,396)	$426,221	$3,139,357

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

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	September 30,	December 31,
	2024	2023
ASSETS:
Investment properties, at cost	$39,939,215	$39,285,138
Less — accumulated depreciation	18,625,523	17,716,788
	21,313,692	21,568,350
Cash and cash equivalents	2,170,102	1,168,991
Short-term investments	300,000	1,000,000
Tenant receivables and accrued revenue, net	767,756	826,126
Investment in TRG, at equity	2,870,048	3,049,719
Investment in Klépierre, at equity	1,463,679	1,527,872
Investment in other unconsolidated entities, at equity	2,628,159	3,540,648
Right-of-use assets, net	521,386	484,073
Deferred costs and other assets	1,241,096	1,117,716
Total assets	$33,275,918	$34,283,495
LIABILITIES:
Mortgages and unsecured indebtedness	$25,417,558	$26,033,423
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,619,747	1,693,248
Cash distributions and losses in unconsolidated entities, at equity	1,733,935	1,760,922
Distribution payable	2,069	1,842
Lease liabilities	522,091	484,861
Other liabilities	658,282	621,601
Total liabilities	29,953,682	30,595,897
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests	182,879	195,949
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	40,860	41,106
General Partner, 326,278,138 and 325,920,522 units outstanding, respectively	2,672,276	2,981,728
Limited Partners, 49,195,127 and 48,913,717 units outstanding, respectively	402,919	447,494
Total partners’ equity	3,116,055	3,470,328
Nonredeemable noncontrolling interests in properties, net	23,302	21,321
Total equity	3,139,357	3,491,649
Total liabilities and equity	$33,275,918	$34,283,495

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
REVENUE:
Lease income	$1,339,824	$1,298,737	$3,958,236	$3,801,880
Management fees and other revenues	33,461	30,055	96,103	92,511
Other income	107,425	82,156	327,227	237,007
Total revenue	1,480,710	1,410,948	4,381,566	4,131,398
EXPENSES:
Property operating	141,114	136,541	398,520	366,553
Depreciation and amortization	320,365	315,259	937,749	941,851
Real estate taxes	93,999	115,456	299,848	338,452
Repairs and maintenance	23,019	22,660	73,272	67,837
Advertising and promotion	34,138	28,809	101,046	86,713
Home and regional office costs	53,351	47,679	164,556	154,505
General and administrative	9,171	9,070	29,141	28,235
Other	37,784	41,240	120,384	132,369
Total operating expenses	712,941	716,714	2,124,516	2,116,515
OPERATING INCOME BEFORE OTHER ITEMS	767,769	694,234	2,257,050	2,014,883
Interest expense	(226,424)	(212,210)	(678,382)	(629,725)
Gain on disposal, exchange, or revaluation of equity interests, net (Notes 3 and 6)	—	158,192	414,769	194,629
Income and other tax expense	(2,605)	(43,218)	(55,170)	(40,252)
Income from unconsolidated entities	58,504	95,480	66,375	207,835
Unrealized (losses) gains in fair value of publicly traded equity instruments and derivative instrument, net	(49,345)	(6,175)	(54,132)	20,049
(Loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(1,228)	(5,541)	6,752	(9,897)
CONSOLIDATED NET INCOME	546,671	680,762	1,957,262	1,757,522
Net loss attributable to noncontrolling interests	(1,047)	(1,149)	(1,733)	(751)
Preferred unit requirements	1,239	1,313	3,772	3,939
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$546,479	$680,598	$1,955,223	$1,754,334
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$475,161	$594,139	$1,700,328	$1,532,309
Limited Partners	71,318	86,459	254,895	222,025
Net income attributable to unitholders	$546,479	$680,598	$1,955,223	$1,754,334
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$1.46	$1.82	$5.22	$4.68

Consolidated Net Income	$546,671	$680,762	$1,957,262	$1,757,522
Unrealized (loss) gain on derivative hedge agreements	(54,297)	41,314	(10,281)	62,305
Net gain reclassified from accumulated other comprehensive loss into earnings	(1,289)	(671)	(4,168)	(1,869)
Currency translation adjustments	7,946	(1,059)	(25,668)	(34,746)
Changes in available-for-sale securities and other	2,096	(361)	1,385	903
Comprehensive income	501,127	719,985	1,918,530	1,784,115
Comprehensive income (loss) attributable to noncontrolling interests	438	(129)	1,005	319
Comprehensive income attributable to unitholders	$500,689	$720,114	$1,917,525	$1,783,796

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,957,262	$1,757,522
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	999,262	994,806
(Gain) loss upon acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(6,752)	9,897
Gain on disposal, exchange, or revaluation of equity interests, net	(414,769)	(194,629)
Unrealized losses (gains) in fair value of publicly traded equity instruments and derivative instrument, net	54,132	(20,049)
Straight-line lease loss	5,954	8,648
Equity in income of unconsolidated entities	(66,375)	(207,835)
Distributions of income from unconsolidated entities	273,006	349,054
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	55,212	67,937
Deferred costs and other assets	(98,763)	(9,992)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	(29,063)	138,680
Net cash provided by operating activities	2,729,106	2,894,039
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	(27,712)
Funding of loans to related parties	(111,000)	(15,250)
Repayments of loans to related parties	61,094	8,144
Capital expenditures, net	(537,714)	(614,994)
Cash impact from the consolidation of properties	10,454	—
Investments in unconsolidated entities	(34,957)	(44,158)
Purchase of short-term investments	(600,000)	—
Proceeds from redemption of short-term investments	1,300,000	—
Purchase of equity instruments	(111,799)	(18,992)
Proceeds from sale of equity instruments	1,157,363	2,566
Insurance proceeds for property restoration	—	7,427
Distributions of capital from unconsolidated entities and other	266,060	210,364
Net cash provided by (used in) investing activities	1,399,501	(492,605)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(246)	(246)
Purchase of units related to stock grant recipients' tax withholdings	(10,558)	(5,795)
Redemption of limited partner units	(40,864)	(10,876)
Purchase of general partner units	—	(105,615)
Preferred unit redemptions	(7,500)	—
Distributions to noncontrolling interest holders in properties	(12,718)	(30,002)
Contributions from noncontrolling interest holders in properties	4,511	8,064
Partnership distributions	(2,253,741)	(2,083,024)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	1,095,546	1,774,628
Mortgage and unsecured indebtedness principal payments	(1,901,926)	(1,801,165)
Net cash used in financing activities	(3,127,496)	(2,254,031)
INCREASE IN CASH AND CASH EQUIVALENTS	1,001,111	147,403
CASH AND CASH EQUIVALENTS, beginning of period	1,168,991	621,628
CASH AND CASH EQUIVALENTS, end of period	$2,170,102	$769,031

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
December 31, 2023	$41,106	$2,981,728	$447,494	$21,321	$3,491,649
Series J preferred stock premium and amortization	(82)				(82)
Stock incentive program (54,075 common units)		—			—
Amortization of stock incentive		5,118			5,118
Redemption of limited partner units (279,350 units)		(38,160)	(2,556)		(40,716)
Long-term incentive performance units			4,765		4,765
Issuance of unit equivalents and other (209,784 units and 30,771 common units)		7,540	(1)	(251)	7,288
Unrealized gain on hedging activities		24,138	3,606		27,744
Currency translation adjustments		(15,201)	(2,228)		(17,429)
Changes in available-for-sale securities and other		(545)	(81)		(626)
Net gain reclassified from accumulated other comprehensive loss into earnings		(1,401)	(210)		(1,611)
Other comprehensive income (loss)		6,991	1,087		8,078
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		5,781	(5,781)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(834)	(635,619)	(95,349)	(2,040)	(733,842)
Net income, excluding preferred distributions on temporary equity preferred units of $432 and a $1,615 loss attributable to noncontrolling redeemable interests in properties	834	731,702	109,657	145	842,338
March 31, 2024	$41,024	$3,065,081	$459,316	$19,175	$3,584,596
Series J preferred stock premium and amortization	(82)				(82)
Stock incentive program (138,665 common units, net)		—			—
Amortization of stock incentive		9,750			9,750
Redemption of limited partner units (1,000 units)		(139)	(9)		(148)
Long-term incentive performance units			4,326		4,326
Issuance of unit equivalents and other (39,108 common units)		(15,876)	1	(85)	(15,960)
Unrealized gain on hedging activities		14,155	2,117		16,272
Currency translation adjustments		(14,086)	(2,099)		(16,185)
Changes in available-for-sale securities and other		(74)	(12)		(86)
Net gain reclassified from accumulated other comprehensive loss into earnings		(1,103)	(165)		(1,268)
Other comprehensive income (loss)		(1,108)	(159)		(1,267)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		4,602	(4,602)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(835)	(652,131)	(97,810)	(1,066)	(751,842)
Net income, excluding preferred distributions on temporary equity preferred units of $431 and $364 attributable to noncontrolling redeemable interests in properties	835	493,465	73,919	422	568,641
June 30, 2024	$40,942	$2,903,644	$434,982	$18,446	$3,398,014
Series J preferred stock premium and amortization	(82)				(82)
Limited partner units exchanged to common units (55,000 units)		490	(490)		—
Stock incentive program (179,755 common units, net)		—			—
Amortization of stock incentive		7,799			7,799
Long-term incentive performance units			5,668		5,668
Issuance of unit equivalents and other (406,976 LTIP units)		(8,776)	1	4,872	(3,903)
Unrealized loss on hedging activities		(47,257)	(7,040)		(54,297)
Currency translation adjustments		7,116	830		7,946
Changes in available-for-sale securities and other		1,823	274		2,097
Net gain reclassified from accumulated other comprehensive loss into earnings		(1,118)	(171)		(1,289)
Other comprehensive income (loss)		(39,436)	(6,107)		(45,543)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		2,292	(2,292)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(834)	(668,898)	(100,162)	(454)	(770,348)
Net income, excluding preferred distributions on temporary equity preferred units of $406 and a $1,487 loss attributable to noncontrolling redeemable interests in properties	834	475,161	71,319	438	547,752
September 30, 2024	$40,860	$2,672,276	$402,919	$23,302	$3,139,357

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of September 30, 2024, we owned or held an interest in 196 income-producing properties in the United States, which consisted of 93 malls, 70 Premium Outlets, 14 Mills, six lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. We also own an 84% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 22 regional, super-regional, and outlet malls in the U.S. and Asia. Internationally, as of September 30, 2024, we had ownership in 35 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of September 30, 2024, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 14 countries in Europe. We also have interests in investments in retail operations (J.C. Penney, SPARC Group, and Phoenix Retail LLC), an e-commerce venture (Rue Gilt Groupe, or RGG), and Jamestown (a global real estate investment and management company), collectively, our other platform investments.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim periods ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year.

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

As of September 30, 2024, we consolidated 131 wholly-owned properties and 20 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We apply the equity method of accounting to the other 80 properties (the joint venture properties) and our investments in Klépierre, TRG, and our other platform investments. We manage the day-to-day operations of 49 of the 80 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Thailand, Canada, Spain, and the United Kingdom comprise 24 of the remaining 31 properties. These international properties and TRG are managed by joint ventures in which we share control.

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s weighted average ownership interest in the Operating Partnership was 87.0% and 87.3% for the nine months ended September 30, 2024 and 2023, respectively.  As of September 30, 2024 and December 31, 2023, Simon’s ownership interest in the Operating Partnership was 86.9% and 87.0%, respectively. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of equity instruments, our deferred compensation plan investments, the debt securities of our captive insurance subsidiary, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At September 30, 2024 and December 31, 2023, we had equity instruments with readily determinable fair values of $118.5 million and $97.7 million, respectively. Changes in the fair value of these equity

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

instruments are recorded in unrealized (losses) gains in fair value of publicly traded equity instruments and derivative instrument, net in our consolidated statements of operations and comprehensive income. At September 30, 2024 and December 31, 2023, we had equity instruments without readily determinable fair values of $323.1 million and $240.2 million, respectively, for which we have elected the measurement alternative.  We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the three or nine months ended September 30, 2024 and 2023.

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

At September 30, 2024 and December 31, 2023, we held debt securities of $107.3 million and $79.7 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive loss until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

Description	September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Short-term investments	$300,000	$-	$300,000	$-
Deferred costs and other assets	121,080	118,548	2,532	-
Total	$421,080	$118,548	$302,532	$-

Liabilities:
Other Liabilities	$109,521	$-	$8,381	$101,140

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

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows:

	As of	As of
	September 30,	December 31,
	2024	2023
Limited partners’ interests in the Operating Partnership	$402,919	$447,494
Nonredeemable noncontrolling interests in properties, net	23,302	21,321
Total noncontrolling interests reflected in equity	$426,221	$468,815

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

Accumulated Other Comprehensive Income (Loss)

Simon

The total accumulated other comprehensive income (loss) related to Simon’s currency translation adjustment was ($243.8) million and ($221.6) million as of September 30, 2024 and December 31, 2023, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
					Affected line item where
	2024	2023	2024	2023	net income is presented

Accumulated derivative gains, net	$1,289	$671	$4,168	$1,869	Interest expense
	(171)	(93)	(546)	(244)	Net income attributable to noncontrolling interests
	$1,118	$578	$3,622	$1,625

The Operating Partnership

The total accumulated other comprehensive income (loss) related to the Operating Partnership’s currency translation adjustment was ($280.5) million and ($254.9) million as of September 30, 2024 and December 31, 2023, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
					Affected line item where
	2024	2023	2024	2023	net income is presented

Accumulated derivative gains, net	$1,289	$671	$4,168	$1,869	Interest expense

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

As of September 30, 2024, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	3	$430.0 million
Interest Rate Swaps	2	€193.0 million
Interest Rate Caps	2	€80.0 million

As of December 31, 2023, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	5	$805.0 million
Interest Rate Caps	1	$38.0 million
Interest Rate Swaps	1	€128.0 million
Interest Rate Caps	3	€129.0 million

The carrying value of our interest rate swap and cap agreements, at fair value, as of September 30, 2024 and December 31, 2023 was a liability balance of $2.5 million and an asset balance of $11.6 million, respectively, and are included in other liabilities and deferred costs and other assets, respectively.

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

The unamortized gain on our treasury locks and terminated hedges recorded in accumulated other comprehensive income (loss) was $42.3 million and $41.9 million as of September 30, 2024 and December 31, 2023, respectively. Within the next 12 months, we expect to reclassify to earnings approximately $5.9 million of gains related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss).

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

We had the following Euro:USD forward contracts designated as net investment hedges at September 30, 2024 and December 31, 2023 (in millions):

		Asset (Liability) Value as of
		September 30,	December 31,
Notional Value	Maturity Date	2024	2023
€50.0	January 17, 2024	—	(0.4)
€30.0	March 15, 2024	—	1.0
€51.0	March 15, 2024	—	(3.6)
€20.0	April 12, 2024	—	(0.1)
€25.0	July 17, 2024	—	0.7
€25.0	November 21, 2024	(0.2)	—
€37.0	December 13, 2024	(0.7)	(0.9)
€37.0	December 13, 2024	(0.7)	(0.9)
€50.0	March 17, 2025	(0.8)	(1.1)
€27.0	March 17, 2025	(0.2)	—
€54.0	March 17, 2025	(0.5)	—
€50.0	April 17, 2025	(0.2)	—

Asset balances in the above table are included in deferred costs and other assets. Liability balances in the above table are included in other liabilities.

We have designated certain derivative and nonderivative instruments as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss). For the nine months ended September 30, 2024 and 2023, we recorded gains of $21.9 million and $23.8 million, respectively, in the cumulative translation adjustment section of the other comprehensive income (loss). Changes in the value of these instruments are offset by changes in the underlying hedged Euro-denominated joint venture investments.

The total accumulated other comprehensive income (loss) related to Simon’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $36.2 million and $48.7 million as of September 30, 2024 and December 31, 2023, respectively. The total accumulated other comprehensive income (loss) related to the Operating Partnership’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $41.6 million and $56.1 million as of September 30, 2024 and December 31, 2023, respectively.

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

The fair value of the option is recorded in other liabilities in the consolidated balance sheets and changes to the value of the option are recognized in the consolidated statements of operations and comprehensive income in unrealized (losses) gains in fair value of publicly traded equity instruments and derivative instrument, net.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The key inputs into the option model for the exchange option within the exchangeable bonds as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Klépierre stock price	€29.36	€24.68
Implied volatility	20.56%	17.88%
EUR risk-free rate	2.18%	2.11%
Klépierre expected dividend yield	5.79%	6.85%
Expected term	2.12 years	2.88 years
Credit Spread	0.64%	0.84%

The option is measured at fair value on a recurring basis.  As of September 30, 2024 and December 31, 2023 the values of the option were $101.1 million and $28.4 million, respectively.

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

4. Real Estate Acquisitions and Dispositions

Unless otherwise noted, gains and losses on property transactions are included in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the nine months ended September 30, 2024 and 2023.

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

Simon

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income attributable to Common Stockholders — Basic and Diluted	$475,161	$594,139	$1,700,328	$1,532,309
Weighted Average Shares Outstanding — Basic and Diluted	326,157,686	327,158,743	326,036,363	327,101,690

For the nine months ended September 30, 2024, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the nine months ended September 30, 2024 and 2023. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income attributable to Unitholders — Basic and Diluted	$546,479	$680,598	$1,955,223	$1,754,334
Weighted Average Units Outstanding — Basic and Diluted	375,097,198	374,816,882	374,912,064	374,497,313

For the nine months ended September 30, 2024, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the nine months ended September 30, 2024 and 2023. We accrue distributions when they are declared.

6. Investment in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in note 2, we held joint venture interests in 80 properties as of September 30, 2024.

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

We may provide financing to joint venture properties primarily in the form of interest bearing loans. As of September 30, 2024 and December 31, 2023, we had construction loans and other advances to these related parties totaling $85.7 million and $98.0 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

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

The table below represents summary financial information of TRG.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Total revenues	$181,214	$170,475	$522,743	$503,300
Operating income before other items	74,835	64,134	208,902	200,828
Consolidated net income (loss)	45,448	(79,515)	195,266	(8,840)
Our share of net income (loss)	37,829	(64,927)	163,408	(9,863)
Amortization of excess investment	(49,299)	28,883	(212,081)	(65,897)

Other Platform Investments

As of September 30, 2024, we own a 41.67% noncontrolling interest in J.C. Penney, a department store retailer. We also own a 33.3% noncontrolling interest in SPARC Group. During the first quarter of 2024, we and a partner funded a loan to SPARC Group, our share of which was $100.0 million, which constituted a reconsideration event and the resulting determination that SPARC Group is a VIE.  As we do not have power to direct the activities that most significantly impact the economic performance of SPARC Group, we are not the primary beneficiary and continue to account for our investment under the equity method.  In the second quarter of 2024, we were reimbursed $50.0 million by a venture partner, reducing our loan receivable to $50.0 million as of June 30, 2024 and equalizing all partners’ loans to the venture. The carrying amount of our investment in this joint venture was $40.0 million and $169.2 million as of September 30, 2024 and December 31, 2023, respectively, and is included in Investment in other unconsolidated entities, at equity in the consolidated balance sheets.  Our maximum exposure to loss is the carrying value of our investment, our loan receivable which is included in Investment in other unconsolidated entities, at equity in the consolidated balance sheets, and a guarantee we have provided to SPARC Group’s lenders of $50.0 million.

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

As of September 30, 2024, we own a 45% noncontrolling interest in Rue Gilt Groupe and a 50% noncontrolling legal ownership interest in Jamestown.

The table below represents combined summary financial information, after intercompany eliminations, of our other platform investments.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Total revenues	$2,657,141	$3,265,353	$8,075,212	$9,414,604
Operating (loss) income before other items	(74,524)	257,104	(343,127)	342,353
Consolidated net (loss) income	(109,444)	136,745	(507,154)	8,379
Share of net (loss) income, net of tax	(20,315)	11,615	(118,137)	(18,122)
Amortization of excess investment	(692)	(1,665)	(2,076)	(4,994)

European Investments

At September 30, 2024, we owned 63,924,148 shares, or approximately 22.4%, of Klépierre, which had a quoted market price of $32.86 per share. The table below represents summary financial information with respect to our investment in Klépierre. This information is based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Total revenues	$349,975	$321,558	$1,040,620	$995,534
Operating income before other items	162,437	131,041	485,937	450,466
Consolidated net income	124,455	94,035	319,002	268,335
Our share of net income	13,900	25,422	56,156	53,276
Amortization of excess investment	(3,309)	(3,300)	(11,857)	(9,855)

During the three months ended September 30, 2024, Klépierre completed the disposal of its interest in certain shopping centers and our share of the net loss was $2.7 million. For the nine months ended September 30, 2024, Klépierre has completed the disposal of its interest in certain shopping centers and our share of the net loss was $6.0 million. These transactions are included in (loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

During the three and nine months ended September 30, 2023, Klépierre completed the disposal of its interest in certain shopping centers and our share of the loss was $9.3 million. These transactions are included in (loss) gain on acquisition of

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

We have an interest in a European investee that had interests in 12 Designer Outlet properties as of September 30, 2024 and  December 31, 2023, eight of which are consolidated by us as of September 30, 2024. As of September 30, 2024, our legal percentage ownership interests in these properties ranged from 23% to 94%.

In addition, we have a 50.0% noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $225.2 million and $231.2 million as of September 30, 2024 and December 31, 2023, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $201.9 million and $200.6 million as of September 30, 2024 and December 31, 2023, respectively, including all related components of accumulated other comprehensive income (loss).

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

COMBINED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
Assets:
Investment properties, at cost	$19,550,692	$19,315,578
Less - accumulated depreciation	9,183,068	8,874,745
	10,367,624	10,440,833
Cash and cash equivalents	1,260,075	1,372,377
Tenant receivables and accrued revenue, net	503,076	505,933
Right-of-use assets, net	117,035	126,539
Deferred costs and other assets	566,932	537,943
Total assets	$12,814,742	$12,983,625
Liabilities and Partners’ Deficit:
Mortgages	$14,104,896	$14,282,839
Accounts payable, accrued expenses, intangibles, and deferred revenue	974,080	1,032,217
Lease liabilities	107,418	116,535
Other liabilities	380,694	368,582
Total liabilities	15,567,088	15,800,173
Preferred units	67,450	67,450
Partners’ deficit	(2,819,796)	(2,883,998)
Total liabilities and partners’ deficit	$12,814,742	$12,983,625
Our Share of:
Partners’ deficit	$(1,194,144)	$(1,258,809)
Add: Excess Investment	1,109,624	1,173,852
Our net (deficit) Investment in unconsolidated entities, at equity	$(84,520)	$(84,957)

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

COMBINED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
REVENUE:
Lease income	$763,185	$743,388	$2,257,101	$2,212,197
Other income	92,151	129,021	277,915	357,261
Total revenue	855,336	872,409	2,535,016	2,569,458
OPERATING EXPENSES:
Property operating	171,027	165,406	494,210	475,364
Depreciation and amortization	155,472	159,560	473,394	483,361
Real estate taxes	56,683	63,607	180,967	192,550
Repairs and maintenance	17,382	19,034	55,016	55,452
Advertising and promotion	20,098	19,188	63,292	58,702
Other	53,225	63,696	161,735	180,213
Total operating expenses	473,887	490,491	1,428,614	1,445,642
Operating Income Before Other Items	381,449	381,918	1,106,402	1,123,816
Interest expense	(176,583)	(172,523)	(532,692)	(508,230)
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	—	19,395	—	20,529
Net Income	$204,866	$228,790	$573,710	$636,115
Third-Party Investors’ Share of Net Income	$104,298	$124,272	$291,517	$329,338
Our Share of Net Income	100,568	104,518	282,193	306,777
Amortization of Excess Investment	(14,404)	(14,933)	(43,564)	(44,781)
Our Share of Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	—	—	—	(454)
Income from Unconsolidated Entities	$86,164	$89,585	$238,629	$261,542

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

7. Debt

Unsecured Debt

At September 30, 2024, our unsecured debt consisted of $20.1 billion of senior unsecured notes of the Operating Partnership and $325.1 million outstanding under the Operating Partnership’s $5.0 billion unsecured revolving credit facility, or Credit Facility. The Operating Partnership also has a $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities.

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

On September 19, 2024, we amended and extended the Supplemental Facility. The Supplemental Facility may be increased to $4.5 billion during its term and provides for borrowings denominated in U.S. dollars, Euro, Yen, Pounds Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 100% of the maximum revolving credit amount, as defined. The initial maturity date of the Supplemental Facility was extended to January 31, 2029 and can be extended for an additional year to January 31, 2030 at our sole option, subject to the Company’s continued compliance with the terms thereof.

Borrowings under the Supplemental Facility bear interest, at the Company’s election, at either (i) (x) for Term Benchmark Loans, the Adjusted Term SOFR Rate, the applicable Local Rate, the Adjusted EURIBOR Rate, the Adjusted Term CORRA Rate, or the Adjusted TIBOR Rate, (y) for RFR Loans, if denominated in Sterling, SONIA plus a benchmark adjustment, if denominated in Dollars, Daily Simple SOFR plus a benchmark adjustment, and if denominated in Canadian Dollars, Daily Simple CORRA plus a benchmark adjustment or (z) for Daily SOFR Loans, the Adjusted Floating Overnight Daily SOFR Rate, in each case of clauses (x) through (z) above, plus a margin determined by the Company’s corporate credit rating of between 0.650% and 1.400% or (ii) for loans denominated in U.S. Dollars only, the base rate (which rate is equal to the greatest of the prime rate, the NYFRB Rate plus 0.500% or Adjusted Term SOFR Rate for one month plus 1.000%) (the “Base Rate”), plus a margin determined by the Company’s corporate credit rating of between 0.000% and 0.400%. The Supplemental Facility includes a facility fee determined by the Company’s corporate credit rating of between 0.100% and 0.300% on the aggregate revolving commitments under the Supplemental Facility. Based upon our current credit ratings, the interest rate on the Supplemental Facility is SOFR plus 72.5 basis points, plus a spread adjustment to account for the transition from LIBOR to SOFR.

At September 30, 2024, we had an aggregate available borrowing capacity of $8.1 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities, during the nine months ended September 30, 2024 was $325.1 million and the weighted average outstanding balance was $306.3 million. Letters of credit of $58.6 million were outstanding under the Credit Facilities as of September 30, 2024.

The Operating Partnership also has available a global unsecured commercial paper note program, or Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On September 30, 2024, we had no outstanding balance under the Commercial Paper program. Borrowings reduce amounts otherwise available under the Credit Facilities.

On September 26, 2024, the Operating Partnership completed the issuance of $1.0 billion of senior unsecured notes with a fixed interest rate of 4.75% and with a maturity date of September 26, 2034.

On September 13, 2024, the Operating Partnership completed the redemption, at par, of its $1.0 billion 2.00% senior unsecured notes at maturity.

On February 1, 2024, the Operating Partnership completed the redemption, at par, of its $600 million 3.75% senior unsecured notes at maturity.

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

On November 9, 2023, the Operating Partnership completed the issuance of the following senior unsecured notes: $500 million with a fixed interest rate of 6.25% and $500 million with a fixed interest rate of 6.65%, with maturity dates of January 15, 2034 and January 15, 2054, respectively. The proceeds were used to redeem, at par, its $600 million 3.75% senior unsecured notes at maturity on February 1, 2024.

On June 1, 2023, the Operating Partnership completed the redemption, at par, of its $600 million 2.75% senior unsecured notes at maturity.

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

On October 1, 2024, the Operating Partnership completed the redemption, at par, of its $900 million 3.38% senior unsecured notes at maturity.

Mortgage Debt

Total mortgage indebtedness was $5.1 billion and $5.2 billion at September 30, 2024 and December 31, 2023, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Credit Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Credit Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of September 30, 2024, we were in compliance with all covenants of our unsecured debt.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

At September 30, 2024, our consolidated subsidiaries were the borrowers under 35 non-recourse mortgage notes secured by mortgages on 38 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At September 30, 2024, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Fair Value of Debt

The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed rate mortgages and unsecured indebtedness including commercial paper was $25.2 billion and $25.6 billion as of September 30, 2024 and December 31, 2023. The fair values of these financial instruments and the related discount rate assumptions as of September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30,	December 31,
	2024	2023
Fair value of consolidated fixed rate mortgages and unsecured indebtedness (in millions)	$24,279	$24,248
Weighted average discount rates assumed in calculation of fair value for fixed rate mortgages	5.70%	6.10%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	5.87%	6.10%

8. Equity

During the nine months ended September 30, 2024, Simon issued 55,000 shares of common stock to a limited partner of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership.  During the nine months ended September 30, 2024, the Operating Partnership redeemed 280,350 units from six limited partners for $40.9 million. These transactions increased Simon’s ownership interest in the Operating Partnership.

On February 8, 2024, Simon's Board of Directors authorized a new common stock repurchase plan which immediately replaced the existing repurchase plan.  Under the plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period commencing on February 8, 2024 and ending on February 8, 2026 in the open market or in privately negotiated transactions as market conditions warrant.  As of September 30, 2024, no repurchases had been made under the new repurchase plan.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

We paid a common stock dividend of $2.05 per share for the third quarter of 2024, and $6.00 per share for the nine months ended September 30, 2024.  We paid common stock dividends of $5.55 per share for the nine months ended September 30, 2023.  The Operating Partnership paid distributions per unit for the same amounts.  On November 1, 2024, Simon’s Board of Directors declared a quarterly cash dividend for the fourth quarter of 2024 of $2.10 per share, payable on December 30, 2024 to shareholders of record on December 9, 2024.  The distribution rate on units is equal to the dividend rate on common stock.

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

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units in the Operating Partnership contain provisions which could require the Operating Partnership to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit in the consolidated statements of equity in issuance of unit equivalents and other.  There were no noncontrolling interests redeemable at amounts in excess of fair value as of September 30, 2024 and December 31, 2023.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as follows:

	As of	As of
	September 30,	December 31,
	2024	2023
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 155,373 and 230,373 issued and outstanding, respectively	$15,537	$23,037
Other noncontrolling redeemable interests	167,342	172,912
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$182,879	$195,949

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

	As of	As of
	September 30,	December 31,
	2024	2023
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 155,373 and 230,373 issued and outstanding, respectively	$15,537	$23,037
Other noncontrolling redeemable interests	167,342	172,912
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$182,879	$195,949

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

We recorded compensation expense, net of capitalization, related to the aforementioned LTIP and LTI programs of approximately $17.0 million and $18.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Restricted Stock Awards.  The Compensation and Human Capital Committee awarded 129,178 shares of restricted stock to employees on April 1, 2024 at a grant date fair market value of $156.49 per share related to the 2023 compensation plan.  On August 6, 2024 an employee was awarded 824 shares of restricted stock at a grant date fair market value of $155.54 per share.  On January 11, 2024, a non-employee Director was awarded 396 shares of restricted stock at a grant date fair market value of $144.68 per share.  On May 7, 2024, our non-employee Directors were awarded 14,534 shares of restricted stock at a grant date fair market value of $147.95 per share.  These shares represent a portion of the compensation we pay our non-employee Directors, and all of the shares have been placed in a non-employee Director deferred compensation account maintained by us.  The grant date fair value of the employee restricted stock award is being recognized over the three-year vesting period.  The grant date fair value of the non-employee Director restricted stock award is being recognized as expense over the one-year vesting service period. In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.

We recorded compensation expense, net of capitalization, related to restricted stock of approximately $14.2 million and $11.7 million for the nine months ended September 30, 2024 and 2023, respectively.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

2024 OPI Awards.On August 29, 2024, Simon’s Board of Directors, upon the recommendation and approval of the Compensation and Human Capital Committee, granted awards under the Amended and Restated Other Platform Investment Incentive Program in the form of 406,976 Series 2024-2 LTIP units of Simon Property Group, L.P. to certain named executive officers and 178,931 shares of restricted stock to certain senior employees of the Company.  The awards are subject only to future service conditions and had a grant date fair value of $165.50 per unit or share.  The $67.4 million grant date fair value of the LTIP units will be recognized as expense over a five-year vesting period, and the $29.6 million grant date fair value of the restricted stock will be recognized as expense over a four-year vesting period.  In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.

9. Lease Income

Fixed lease income under our operating leases includes fixed minimum lease consideration and fixed CAM reimbursements recorded on a straight-line basis. Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, utilities, marketing, and certain other items as discussed below.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Fixed lease income	$1,093,064	$1,041,999	$3,234,501	$3,078,043
Variable lease income	246,760	256,738	723,735	723,837
Total lease income	$1,339,824	$1,298,737	$3,958,236	$3,801,880

Tenant receivables and accrued revenue in the accompanying consolidated balance sheets includes straight-line receivables of $531.7 million and $535.8 million on September 30, 2024, and December 31, 2023, respectively.

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

Lease Commitments

As of September 30, 2024, we are subject to ground leases that cover all or a portion of 23 of our consolidated properties with termination dates extending through 2090, including periods for which exercising an extension option is reasonably assured.  These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total sales of the property.  In addition, we have several regional office locations that

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

are subject to leases with termination dates ranging from 2024 to 2034.  These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate taxes, and utility expenses.  Some of our ground and office leases include escalation clauses.  All of our lease arrangements are classified as operating leases.  We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating Lease Cost
Fixed lease cost	$8,884	$8,649	$26,633	$24,917
Variable lease cost	3,343	3,537	12,085	12,718
Total operating lease cost	$12,227	$12,186	$38,718	$37,635

	For the Nine Months Ended
	September 30,
	2024	2023
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$38,672	$37,581

Weighted-average remaining lease term - operating leases	32.2 years	32.2 years
Weighted-average discount rate - operating leases	5.32%	4.91%

Minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2024	$35,222
2025	36,358
2026	36,372
2027	36,401
2028	36,427
Thereafter	959,496
$1,140,276
Impact of discounting	(618,185)
Operating lease liabilities	$522,091

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. In addition to the guarantee disclosed in Note 6, as of September 30, 2024 and December 31, 2023, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $126.6 million and $139.2 million, respectively.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of September 30, 2024, we owned or held an interest in 196 income-producing properties in the United States, which consisted of 93 malls, 70 Premium Outlets, 14 Mills, six lifestyle centers, and 13 other retail properties in 37 states and Puerto Rico. We also own an 84% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 22 regional, super-regional, and outlet malls in the U.S. and Asia. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at properties in North America, Europe and Asia. Internationally, as of September 30, 2024, we had ownership in 35 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of September 30, 2024, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 14 countries in Europe.  We also have interests in investments in retail operations (J.C. Penney, SPARC Group, and Phoenix Retail LLC), an e-commerce venture (Rue Gilt Groupe, or RGG), and Jamestown (a global real estate investment and management company), collectively, our other platform investments.

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

Results Overview

Diluted earnings per share and diluted earnings per unit increased $0.54 during the first nine months of 2024 to $5.22 from $4.68 for the same period last year. The increase in diluted earnings per share and diluted earnings per unit was primarily attributable to:

●	improved operating performance and solid core business fundamentals in 2024, as discussed below,
●	a pre-tax gain during the first quarter of 2024 on the sale of all our remaining interests in Authentic Brands Group, or ABG, of $414.8 million, or $1.11 per diluted share/unit, partially offset by a non-cash pre-tax gain in 2023 on disposal exchange, or revaluation of equity interests of $194.6 million, or $0.52 per diluted share/unit,
●	increased lease income of $156.4 million, or $0.42 per diluted share/unit, and
●	increased other income of $90.2 million, or $0.24 per diluted share/unit, the majority of which is due to increased interest income of $83.8 million, or $0.22 per diluted share/unit, and an increase in land sales of $9.7 million, or $0.03 per diluted share/unit, partially offset by distributions and other activity of $3.3 million, or $0.01 per diluted share/unit, partially offset by,
●	decreased income from unconsolidated entities of $141.5 million, or $0.38 per diluted share/unit, the majority of which is due to unfavorable year-over-year operations from other platform investments, partially offset by improved operations and core fundamentals in our other unconsolidated entities,
●	unrealized unfavorable changes in fair value of publicly traded equity instruments and derivative instrument of $74.2 million, or $0.20 per diluted share/unit,
●	increased interest expense of $48.7 million, or $0.13 per diluted share/unit, primarily due to new USD and Euro bond issuances subsequent to the third quarter of 2023 as well as increases to rates on variable rate mortgages, and
●	increased income and other tax expense of $14.9 million, or $0.04 per diluted share/unit, primarily due to a $103.7 million, or $0.28 per diluted share/unit, tax impact as a result of the gain on disposal, exchange, or revaluation of equity interests transaction noted above during the first quarter of 2024, partially offset by the tax impact in 2023 from the SPARC and ABG dilution gains of $49.1 million and a tax benefit related to unfavorable year-over-year operations from other platform investments.

Portfolio NOI increased 4.6% for the nine month period in 2024 over the prior year period primarily as a result of improved operations in our domestic and international portfolios compared to the prior year. Average base minimum rent for U.S. Malls and Premium Outlets increased 2.3% to $57.71 psf as of September 30, 2024, from $56.41 psf as of September 30, 2023.  Ending occupancy for our U.S. Malls and Premium Outlets increased 1.0% to 96.2% as of September 30, 2024, from 95.2% as of September 30, 2023.

Our effective overall borrowing rate at September 30, 2024 on our consolidated indebtedness increased 21 basis points to 3.61% as compared to 3.40% at September 30, 2023. This is primarily due to an increase in the effective overall borrowing rate on the fixed rate debt of 25 basis points, due to increasing benchmark rates. The weighted average years to maturity of our consolidated indebtedness was 8.0 years and 8.1 years at September 30, 2024 and December 31, 2023, respectively.

Our financing activity for the nine months ended September 30, 2024 included:

●	the Operating Partnership completing, on September 26, 2024, the issuance of $1.0 billion senior unsecured notes with a fixed interest rate of 4.75% and a maturity date of September 26, 2034,
●	amending, restating, and extending our $3.5 billion unsecured revolving credit facility on September 19, 2024,
●	completing, on September 13, 2024, the redemption at par of the Operating Partnership’s $1.0 billion 2.00% senior unsecured notes at maturity, and
●	completing, on February 1, 2024, the redemption at par of the Operating Partnership’s $600 million 3.75% senior unsecured notes at maturity.

Subsequent to September 30, 2024, we completed the redemption at par of the Operating Partnerships $900 million 3.38% senior unsecured notes at maturity on October 1, 2024.

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

The following table sets forth these key operating statistics for the combined U.S. Malls and Premium Outlets:

●	properties that are consolidated in our consolidated financial statements,
●	properties we account for under the equity method of accounting as joint ventures, and
●	the foregoing two categories of properties on a total portfolio basis.

	September 30,	September 30,	%/Basis Points
	2024	2023	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	96.2%	95.2%	100 bps
Unconsolidated	96.2%	95.2%	100 bps
Total Portfolio	96.2%	95.2%	100 bps
Average Base Minimum Rent per Square Foot
Consolidated	$56.18	$55.17	1.8%
Unconsolidated	$62.04	$59.86	3.6%
Total Portfolio	$57.71	$56.41	2.3%
U.S. TRG:
Ending Occupancy	94.2%	93.4%	80 bps
Average Base Minimum Rent per Square Foot	$66.74	$61.83	7.9%
The Mills:
Ending Occupancy	98.6%	97.4%	120 bps
Average Base Minimum Rent per Square Foot	$37.56	$35.94	4.5%
(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the nine months ended September 30, 2024, we signed 877 new leases and 1,750 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 9.3 million square feet, of which 7.2 million square feet related to consolidated properties. During the comparable period in 2023, we signed 922 new leases and 1,440 renewal leases with a fixed minimum rent, comprising approximately 8.5 million square feet, of which 6.5 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $65.45 per square foot in 2024 and $68.22 per square foot in 2023 with an average tenant allowance on new leases of $55.73 per square foot and $67.77 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	September 30,	September 30,	%/Basis Points
	2024	2023	Change
Ending Occupancy	99.8%	99.9%	-10 bps
Average Base Minimum Rent per Square Foot	¥5,499	¥5,502	-0.05%

Results of Operations

The following acquisitions, dispositions and openings of consolidated properties affected our consolidated results in the comparative periods:

●	On August 15, 2024, we opened Tulsa Premium Outlets, a 338,472 square foot center in Tulsa, Oklahoma. We own 100% of this center.

●	On February 6, 2024, we acquired an additional interest in Miami International Mall from a joint venture partner, resulting in the consolidation of this property.
●	On April 27, 2023, we opened Paris-Giverny Designer Outlet, a 228,000 square foot center in Vernon, France. We own a 74% interest in this center.

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

For the purposes of the following comparison between the three and nine months ended September 30, 2024 and 2023, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned or held interests in and operated in both of the periods under comparison.

Three months ended September 30, 2024 vs. Three months ended September 30, 2023

Lease income increased $41.1 million, due to an increase in fixed lease income of $51.1 million primarily due to an increase in fixed minimum lease consideration and higher occupancy, partially offset by a decrease in variable lease income based on tenant sales of $10.0 million.

Total other income increased $25.3 million, primarily due to a $28.6 million increase in interest income, a $4.6 million increase in land sale activity and a $0.6 million increase in other income sources, partially offset by an $8.5 million decrease in mixed use and franchise operations income.

Property operating expense increased $4.6 million as a result of inflationary cost increases.

Real estate taxes decreased $21.5 million primarily due to successful property tax appeals, the majority of which relates to prior years.

Advertising and promotion expense increased $5.3 million primarily due to increased programming expenses.

Home and regional office costs increased $5.7 million due to increased personnel and compensation costs.

Interest expense increased $14.2 million, primarily related to an increase of $16.8 million due to new USD unsecured bond issuances, an increase of $8.0 million due to the Euro exchangeable bond issuance in 2023, and the effect of the balance increase of the Credit Facility during 2023 of $4.0 million, partially offset by a decrease of $8.0 million due to the Supplemental Facility repayment during 2023 and a decrease of $6.6 million due to USD unsecured bond payoffs during 2024 and 2023.

Gain on disposal, exchange or revaluation of equity interests, net, decreased $158.2 million due to the non-cash pre-tax gains on the deemed disposals of a portion of our investment in SPARC Group of $145.8 million and ABG of $12.4 million during 2023.

Income and other tax expense decreased $40.6 million primarily due to the tax impact in 2023 from the SPARC and ABG dilutions gains.

Income from unconsolidated entities decreased $37.0 million primarily due to lower results of operations from our other platform investments, partially offset by strong results and improved performance by our U.S. joint venture properties.

We recorded net non-cash unrealized losses of $49.3 million in 2024 compared to net non-cash unrealized losses of $6.2 million in 2023, as a result of mark-to-market activity on publicly traded equity instruments and the change in fair value of a derivative instrument.

Simon’s net income attributable to noncontrolling interests decreased $15.1 million due to a decrease in the net income of the Operating Partnership.

Nine months ended September 30, 2024 vs. Nine months ended September 30, 2023

Lease income increased $156.4 million, primarily due to an increase in fixed minimum lease consideration and higher occupancy.

Total other income increased $90.2 million, primarily due to an $83.8 million increase in interest income, a $9.7 million increase in land sale activity, an $8.3 million increase in other income sources and a $5.8 million increase in Simon Brand Ventures and gift card revenues, partially offset by an $8.8 million decrease in mixed use and franchise operations and an $8.6 million decrease in dividend and distribution income.

Property operating expense increased $32.0 million as a result of inflationary cost increases.

Real estate taxes decreased $38.6 million primarily due to successful property tax appeals, the majority of which relates to prior years.

Advertising and promotion expense increased $14.3 million primarily due to increased programming expenses.

Home and regional office costs increased $10.1 million due to increased personnel and compensation costs.

Interest expense increased $48.7 million primarily related to an increase of $63.0 million due to new USD unsecured bond issuances, an increase of $23.9 million due to the Euro exchangeable bond issuance in 2023, the effect of the balance increase of the Credit Facility during 2023 of $7.3 million and an increase of $5.1 million on secured debt, partially offset by a decrease of $27.9 million due to USD unsecured bond payoffs during 2024 and 2023, and a decrease of $22.7 million due to the Supplemental Facility repayment during 2023.

Gain on disposal, exchange or revaluation of equity interests, net, increased $220.1 million primarily due to an increase of $414.8 million as a result of selling our remaining interest in ABG during 2024, offset by the non-cash pre-tax gains on the deemed disposals of a portion of our investment in SPARC Group of $145.8 million and ABG of $48.9 million during 2023.

Income and other tax expense increased $14.9 million primarily due to increased tax expense of $103.7 million from the gain on sale of our remaining interest in ABG during 2024, partially offset by the tax impact in 2023 from the SPARC and ABG dilutions gains of $49.1 million and a tax benefit related to unfavorable year-over-year operations from other platform investments.

Income from unconsolidated entities decreased $141.5 million primarily due to lower results of operations from our other platform investments, partially offset by strong results and improved performance by our U.S. joint venture properties.

During the first nine months of 2024, we recorded a net gain of $6.8 million, which primarily related to a gain from the disposition of a property held in our TRG portfolio, our share of which was $10.6 million, partially offset by a $6.0 million loss on the disposition of certain assets by Klépierre.  During the first nine months of 2023, we recorded a net loss of  $9.9 million, which primarily related to the disposition of certain assets by Klépierre.

We recorded net non-cash unrealized losses of $54.1 million in 2024 compared to net non-cash unrealized losses of $20.0 million in 2023, as a result of mark-to-market activity on publicly traded equity instruments and the change in fair value of a derivative instrument.

Simon’s net income attributable to noncontrolling interests increased $31.7 million due to an increase in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised 0.9% of our total consolidated debt at September 30, 2024. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $3.0 billion in the aggregate during the nine months ended September 30, 2024. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents increased $1.0 billion during the first nine months of 2024 to $2.2 billion as of September 30, 2024 as a result of the operating and financing activity, as further discussed in “Cash Flows” below. Additionally, our short-term investments balances decreased $700.0 million to $300.0 million during the first nine months of 2024.

On September 30, 2024, we had an aggregate available borrowing capacity of approximately $8.1 billion under the Credit Facilities, net of outstanding borrowings of $325.1 million and letters of credit of $58.6 million. For the nine months ended

September 30, 2024, the maximum aggregate outstanding balance under the Credit Facilities was $325.1 million and the weighted average outstanding balance was $306.3 million. The weighted average interest rate was 5.31% for the nine months ended September 30, 2024.

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

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the nine months ended September 30, 2024 totaled $3.0 billion. In addition, we had net repayments of debt from our debt financing and repayment activities of $806.4 million in the first nine months of 2024. These activities are further discussed below under “Financing and Debt.” During the first nine months of 2024, we also:

●	paid stockholder dividends and unitholder distributions totaling approximately $2.3 billion and preferred unit distributions totaling $3.8 million,
●	funded consolidated capital expenditures of $537.7 million (including development and other costs of $64.3 million, redevelopment and expansion costs of $237.4 million, and tenant costs and other operational capital expenditures of $236.0 million),
●	funded the redemption of $40.9 million Operating Partnership units,
●	funded investments in unconsolidated entities of $35.0 million,
●	received net proceeds from the redemption of short-term investments of $700.0 million, and
●	received proceeds from the sale of equity instruments of $1.2 billion.

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

Financing and Debt

Unsecured Debt

At September 30, 2024, our unsecured debt consisted of $20.1 billion of senior unsecured notes of the Operating Partnership and $325.1 million outstanding under the Credit Facility.

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

On September 19, 2024, we amended and extended the Supplemental Facility which may be increased to $4.5 billion during its term and provides for borrowings denominated in U.S. dollars, Euro, Yen, Pounds Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 100% of the maximum revolving credit amount, as defined. The initial maturity date of the Supplemental Facility was extended to January 31, 2029 and can be extended for an additional year to January 31, 2030 at our sole option, subject to the Company’s continued compliance with the terms thereof.

Borrowings under the Supplemental Facility bear interest, at the Company’s election, at either (i) (x) for Term Benchmark Loans, the Adjusted Term SOFR Rate, the applicable Local Rate, the Adjusted EURIBOR Rate, the Adjusted Term CORRA Rate, or the Adjusted TIBOR Rate, (y) for RFR Loans, if denominated in Sterling, SONIA plus a benchmark adjustment, if denominated in Dollars, Daily Simple SOFR plus a benchmark adjustment, and if denominated in Canadian Dollars, Daily Simple CORRA plus a benchmark adjustment or (z) for Daily SOFR Loans, the Adjusted Floating Overnight Daily SOFR Rate, in each case of clauses (x) through (z) above, plus a margin determined by the Company’s corporate credit rating of between 0.650% and 1.400% or (ii) for loans denominated in U.S. Dollars only, the base rate (which rate is equal to the greatest of the prime rate, the NYFRB Rate plus 0.500% or Adjusted Term SOFR Rate for one month plus 1.000%) (the “Base Rate”), plus a margin determined by the Company’s corporate credit rating of between 0.000% and 0.400%. The Supplemental Facility includes a facility fee determined by the Company’s corporate credit rating of between 0.100% and 0.300% on the aggregate revolving commitments under the Supplemental Facility. Based upon our current credit ratings, the interest rate on the Supplemental Facility is SOFR plus 72.5 basis points, plus a spread adjustment to account for the transition from LIBOR to SOFR.

At September 30, 2024, we had an aggregate available borrowing capacity of $8.1 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities, during the nine months ended September 30, 2024 was $325.1 million and the weighted average outstanding balance was $306.3 million. Letters of credit of $58.6 million were outstanding under the Credit Facilities as of September 30, 2024.

The Operating Partnership also has available a Commercial Paper program.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On September 30, 2024, we had no outstanding balance under the Commercial Paper program. Borrowings reduce amounts otherwise available under the Credit Facilities.

On September 26, 2024, the Operating Partnership completed the issuance of $1.0 billion of senior unsecured notes with a fixed interest rate of 4.75% with a maturity date of September 26, 2034.

On September 13, 2024, the Operating Partnership completed the redemption, at par, of its $1.0 billion 2.00% senior unsecured notes at maturity.

On February 1, 2024, the Operating Partnership completed the redemption, at par, of its $600 million 3.75% senior unsecured notes at maturity.

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

On November 9, 2023, the Operating Partnership completed the issuance of the following senior unsecured notes: $500 million with a fixed interest rate of 6.25% and $500 million with a fixed interest rate of 6.65%, with maturity dates of January 15, 2034 and January 15, 2054, respectively. The proceeds were used to redeem, at par, its $600 million 3.75% senior unsecured notes at maturity on February 1, 2024.

On June 1, 2023, the Operating Partnership completed the redemption, at par, of its $600 million 2.75% senior unsecured notes at maturity.

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

Mortgage Debt

Total mortgage indebtedness was $5.1 billion and $5.2 billion at September 30, 2024 and December 31, 2023, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Credit Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Credit Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of September 30, 2024, we were in compliance with all covenants of our unsecured debt.

At September 30, 2024, our consolidated subsidiaries were the borrowers under 35 non-recourse mortgage notes secured by mortgages on 38 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At September 30, 2024, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of September 30, 2024 and December 31, 2023, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	September 30, 2024	Interest Rate(1)	December 31, 2023	Interest Rate(1)
Fixed Rate	$24,983,778	3.59%	$25,705,396	3.47%
Variable Rate	200,286	5.82%	328,027	5.91%
	$25,184,064	3.61%	$26,033,423	3.49%
(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the combined 2023 Annual Report on Form 10-K of Simon and the Operating Partnership.

In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of September 30, 2024, for the remainder of 2024 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2024	2025-2026	2027-2028	After 2028	Total
Long Term Debt (1)	$1,016,460	$7,570,762	$3,677,378	$13,307,612	$25,572,212
Interest Payments (2)	225,849	1,591,940	1,111,420	5,600,356	8,529,565
(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	Variable rate interest payments are estimated based on the SOFR or other applicable rate at September 30, 2024.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 6 of the condensed notes to our consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. In addition to the guarantee disclosed in Note 6, as of September 30, 2024, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $126.6 million.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

Construction continues on certain redevelopment and new development projects in the U.S. and internationally that are nearing completion.  Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $1.3 billion.  Simon’s share of remaining net cash funding required to complete the new development and redevelopment projects currently under construction in the remainder of 2024 and 2025 is approximately $503 million.  We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 8-10% for all of our new development, expansion and redevelopment projects.

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material. We expect our share of estimated committed capital for international development projects to be completed with projected delivery in 2024 or 2025 is $80 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these new development and expansion projects as well as our share of the estimated total cost as of September 30, 2024 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected/Actual
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
New Development Projects:
Jakarta Premium Outlets	Jakarta, Indonesia	300,000	50%	IDR	931,782	$61.5	Mar. - 2025
Expansion:
Busan Premium Outlet Phase 2	Busan, South Korea	184,000	50%	KRW	72,933	$55.6	Opened Sep. - 2024
(1)	USD equivalent based upon September 30, 2024 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $2.05 per share for the third quarter of 2024 and $6.00 per share for the nine months ended September 30, 2024.  Simon paid common stock dividends of $5.55 per share for the nine months ended September 30, 2023.  The Operating Partnership paid distributions per unit for the same amounts.  On November 1, 2024, Simon’s Board of Directors declared a quarterly cash dividend for the fourth quarter of 2024 of $2.10 per share, payable on December 30, 2024 to shareholders of record on December 9, 2024.  The distribution rate on units is equal to the dividend rate on common stock.  In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On February 8, 2024, Simon's Board of Directors authorized a new common stock repurchase plan which immediately replaced the existing repurchase plan.  Under the plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period commencing on February 8, 2024 and ending on February 8, 2026 in the open market or in privately negotiated transactions as market conditions warrant.  As of September 30, 2024, no repurchases had been made under the new repurchase plan.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

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

We determine FFO based upon the definition set forth by the National Association of Real Estate Investment Trusts (“NAREIT”) Funds From Operations White Paper – 2018 Restatement.  Our main business includes acquiring, owning, operating, developing, and redeveloping real estate in conjunction with the rental of real estate.  Gain and losses of assets incidental to our main business are included in FFO.  We determine FFO to be our share of consolidated net income computed in accordance with GAAP:

●	excluding real estate related depreciation and amortization,
●	excluding gains and losses from extraordinary items,
●	excluding gains and losses from the acquisition of controlling interest, sale, disposal or property insurance recoveries of, or any impairment related to, depreciable retail operating properties,
●	plus the allocable portion of FFO of unconsolidated joint ventures based upon economic ownership interest, and
●	all determined on a consistent basis in accordance with GAAP.

We determine real estate FFO utilizing the definition of FFO as stated above excluding the impact of operations from

●	Other Platform Investments, net of tax,
●	gains or losses on disposal, exchange, or revaluation of equity interests, net of tax, and
●	unrealized gains or losses in fair value of publicly traded equity instruments and derivative instruments.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Consolidated Net Income	$546,671	$680,762	$1,957,262	$1,757,522
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	316,593	313,053	926,582	933,669
Our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments	209,225	207,607	630,460	622,258
Loss (gain) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	1,228	5,541	(6,752)	9,897
Net loss attributable to noncontrolling interest holders in properties	1,047	1,149	1,733	751
Noncontrolling interests portion of depreciation and amortization, gain on consolidation of properties, and loss (gain) on disposal of properties	(6,820)	(6,045)	(17,416)	(16,255)
Preferred distributions and dividends	(1,239)	(1,313)	(3,772)	(3,939)
FFO of the Operating Partnership	$1,066,705	$1,200,754	$3,488,097	$3,303,903
FFO allocable to limited partners	139,191	152,599	454,729	418,135
Dilutive FFO allocable to common stockholders	$927,514	$1,048,155	$3,033,368	$2,885,768

FFO of the Operating Partnership	$1,066,705	$1,200,754	$3,488,097	$3,303,903
Gain on disposal, exchange, or revaluation of equity interests, net of tax	—	(118,138)	(311,077)	(145,466)
Other platform investments, net of tax	28,306	1,969	104,089	62,647
Unrealized losses (gains) in fair value of publicly traded equity instruments and derivative instrument, net	49,345	6,175	54,132	(20,049)
Real Estate FFO	$1,144,356	$1,090,760	$3,335,241	$3,201,035

Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.46	$1.82	$5.22	$4.68
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments, net of noncontrolling interests portion of depreciation and amortization	1.37	1.37	4.10	4.11
Loss (gain) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	0.01	0.01	(0.02)	0.03
Diluted FFO per share	$2.84	$3.20	$9.30	$8.82
Gain on disposal, exchange, or revaluation of equity interests, net of tax	—	(0.32)	(0.83)	(0.39)
Other platform investments, net of tax	0.08	0.01	0.29	0.17
Unrealized losses (gains) in fair value of publicly traded equity instruments and derivative instrument, net	0.13	0.02	0.14	(0.05)
Real Estate FFO per share	$3.05	$2.91	$8.90	$8.55
Basic and Diluted weighted average shares outstanding	326,158	327,159	326,036	327,101
Weighted average limited partnership units outstanding	48,939	47,658	48,876	47,396
Basic and Diluted weighted average shares and units outstanding	375,097	374,817	374,912	374,497

The following schedule reconciles consolidated net income to our beneficial interest of combined NOI and the components thereof.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$546,671	$680,762	$1,957,262	$1,757,522
Income and other tax expense	2,605	43,218	55,170	40,252
Gain on disposal, exchange, or revaluation of equity interests, net	—	(158,192)	(414,769)	(194,629)
Interest expense	226,424	212,210	678,382	629,725
Income from unconsolidated entities	(58,504)	(95,480)	(66,375)	(207,835)
Unrealized losses (gains) in fair value of publicly traded equity instruments and derivative instrument, net	49,345	6,175	54,132	(20,049)
Loss (gain) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	1,228	5,541	(6,752)	9,897
Operating Income Before Other Items	767,769	694,234	2,257,050	2,014,883
Depreciation and amortization	320,365	315,259	937,749	941,851
Home and regional office costs	53,351	47,679	164,556	154,505
General and administrative	9,171	9,070	29,141	28,235
Other expenses (1)	--	—	21	—
NOI of consolidated entities	$1,150,656	$1,066,242	$3,388,517	$3,139,474
Less: Noncontrolling interest partners share of NOI	(8,292)	(7,918)	(24,144)	(22,562)
Beneficial NOI of consolidated entities	$1,142,364	$1,058,324	$3,364,373	$3,116,912
Reconciliation of NOI of unconsolidated entities:
Net Income	$204,866	$228,790	$573,710	$636,115
Interest expense	176,583	172,523	532,692	508,230
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	—	(19,395)	—	(20,529)
Operating Income Before Other Items	381,449	381,918	1,106,402	1,123,816
Depreciation and amortization	155,472	159,560	473,394	483,361
Other expenses (1)	6	--	6	—
NOI of unconsolidated entities	$536,927	$541,478	$1,579,802	$1,607,177
Less: Joint Venture partners share of NOI	(282,105)	(282,640)	(829,548)	(839,316)
Beneficial NOI of unconsolidated entities	$254,822	$258,838	$750,254	$767,861
Add: Beneficial interest of NOI from TRG	128,813	123,164	380,222	359,178
Add: Beneficial interest of NOI from Other Platform Investments and Investments	56,525	109,028	91,423	238,805
Beneficial interest of Combined NOI	$1,582,524	$1,549,354	$4,586,272	$4,482,756
Less: Beneficial interest of Corporate and Other NOI Sources (2)	79,832	93,715	235,258	223,379
Less: Beneficial interest of NOI from Other Platform Investments (3)(4)	(7,568)	14,774	(84,089)	14,145
Less: Beneficial interest of NOI from Investments (5)	64,093	63,559	172,555	169,948
Beneficial interest of Portfolio NOI	$1,446,167	$1,377,306	$4,262,548	$4,075,284
Beneficial interest of Portfolio NOI Change	5.0%		4.6%
(1)	Represents the write-off of pre-development costs.
(2)	Includes income components excluded from portfolio NOI and domestic property NOI (domestic lease termination income, interest income, land sale gains, straight line lease income, above/below market lease adjustments), Simon management company revenues, foreign exchange impact, and other assets.
(3)	Other Platform Investments include J.C. Penney, SPARC Group, RGG and Jamestown.

(4)	For the nine months ended September 30, 2024, includes charges of $18.9 million related to SPARC and $14.3 million related to JCP. For the nine months ended September 30, 2023, includes our share of a bargain purchase gain of $27.1 million related to Reebok.
(5)	Includes our share of NOI of Klépierre (at constant currency) and other corporate investments.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of September 30, 2024. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of September 30, 2024. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Simon

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2024, Simon issued 55,000 shares of common stock to a limited partner of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership.  The issuance of shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

There were no unregistered purchases of equity securities made by Simon during the quarter ended September 30, 2024.  On February 8, 2024, Simon's Board of Directors authorized a new common stock repurchase plan which immediately replaced the existing repurchase plan.  Under the plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period commencing on February 8, 2024 and ending on February 8, 2026 in the open market or in privately negotiated transactions as market conditions warrant.  As of September 30, 2024, the approximate value of shares that may yet be purchased under the plan is $2.0 billion.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

The Operating Partnership

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended September 30, 2024.

Issuer Purchases of Equity Securities

There were no unregistered purchases of equity securities made by the Operating Partnership during the quarter ended September 30, 2024.

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
10.1*

Form of Simon Property Group Series 2024-2 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Form 8-K filed August 29, 2024).

10.2*

Form of Certificate of Designation of Series 2024-2 LTIP Units of Simon Property Group L.P. (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Form 8-K filed August 29, 2024).

10.3

Third Amended and Restated $3,500,000,000 Credit Agreement dates as of September 19, 2024 (incorporated by reference to Exhibit 99.2 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Form 8-K filed September 19, 2024).

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

Date: November 8, 2024

SIMON PROPERTY GROUP, L.P.

/s/ Brian J. McDade
Brian J. McDade
Executive Vice President and Chief Financial Officer
of Simon Property Group, Inc., General Partner

Date: November 8, 2024