Form 10-K
period 2024-12-31
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2025-02-21
CIK 1063761, 1022344

/

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of shares of common stock held by non-affiliates of Simon Property Group, Inc. was approximately $49,060 million based on the closing sale price on the New York Stock Exchange for such stock on June 30, 2024.

As of January 31, 2025, Simon Property Group, Inc. had 326,270,138 and 8,000 shares of common stock and Class B common stock outstanding, respectively.

Simon Property Group, L.P. had no publicly-traded voting equity as of June 30, 2024.  Simon Property Group, L.P. has no common stock outstanding.

Documents Incorporated By Reference

Portions of Simon Property Group, Inc.’s Proxy Statement in connection with its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the annual period ended December 31, 2024 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority-owned partnership subsidiary, for which Simon is the general partner. As of December 31, 2024, Simon owned an approximate 86.5% ownership interest in the Operating Partnership, with the remaining 13.5% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day-to-day management.

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

December 31, 2024

Part I

Item 1.	Business

Simon Property Group, Inc. is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. REITs will generally not be liable for U.S. federal corporate income taxes as long as they distribute not less than 100% of their REIT taxable income. Simon Property Group, L.P. is our majority-owned Delaware partnership subsidiary that owns directly or indirectly all of our real estate properties and other assets. Unless stated otherwise or the context otherwise requires, references to "Simon" mean Simon Property Group, Inc. and references to the "Operating Partnership" mean Simon Property Group, L.P.  References to "we," "us" and "our" mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership. According to the amended and restated Operating Partnership's partnership agreement, the Operating Partnership is required to pay all expenses of Simon.

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of December 31, 2024, we owned or held an interest in 194 income-producing properties in the United States, which consisted of 92 malls, 70 Premium Outlets, 14 Mills, six lifestyle centers, and 12 other retail properties in 37 states and Puerto Rico. We also own an 88% noncontrolling interest in The Taubman Realty Group, LLC, or TRG, which has an interest in 22 regional, super-regional, and outlet malls in the U.S. and Asia. Internationally, as of December 31, 2024, we had ownership interests in 35 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe and Canada. As of December 31, 2024, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 14 countries in Europe. We also have interests in investments in retail operations (such as Catalyst Brands LLC); an e-commerce venture (Rue Gilt Groupe, or RGG, which operates shop.simon.com), and Jamestown (a global real estate investment and management company), collectively, our other platform investments.

For a description of our operational strategies and developments in our business during 2024, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Other Policies

The following is a discussion of our investment policies, financing policies, conflict of interest policies and policies with respect to certain other activities. One or more of these policies may be amended or rescinded from time to time without a stockholder vote.

Investment Policies

While we emphasize equity real estate investments, we may also provide secured financing to or invest in equity or debt securities of other entities engaged in real estate activities or securities of other issuers consistent with Simon’s qualification as a REIT. However, any of these investments would be subject to the percentage ownership limitations and gross income tests necessary for REIT qualification. These REIT limitations mean that Simon cannot make an investment that would cause its real estate assets and certain other qualifying assets (such as cash) to be less than 75% of its total assets. Simon must also derive at least 75% of its gross income directly or indirectly from investments relating to real property or mortgages on real property, including “rents from real property,” dividends from other REITs and, in certain circumstances, interest from certain types of temporary investments. In addition, Simon must also derive at least 95% of its gross income from such real property investments, and from dividends, interest and gains from the sale or dispositions of stock or securities or from other combinations of the foregoing.

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

Financing Policies

Because Simon’s REIT qualification requires Simon to distribute at least 90% of its REIT taxable income, we regularly access the debt markets to raise the funds necessary to finance acquisitions, develop and redevelop properties, and refinance maturing debt. We must comply with the covenants contained in our financing agreements that limit our ratio of debt to total assets or market value, as defined. The Operating Partnership has a $5.0 billion unsecured revolving credit facility, or the Credit Facility, and a $3.5 billion supplemental unsecured revolving credit facility, or Supplemental Facility, or together, the Credit Facilities. The Credit Facilities and the indentures for the Operating Partnership’s debt securities contain covenants that restrict the total amount of debt of the Operating Partnership to 65%, or 60% in relation to certain debt, of total assets, as defined under the related agreements, and secured debt to 50% of total assets. In addition, these agreements contain other covenants requiring compliance with financial ratios. Furthermore, the amount of debt that we may incur is limited as a practical matter by our desire to maintain acceptable ratings for the debt securities of the Operating Partnership. We strive to maintain investment grade ratings at all times for various business reasons, including their effect on our ability to access attractive capital, but we cannot assure you that we will be able to do so in the future.

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

The Supplemental Facility’s initial borrowing capacity of $3.5 billion may be increased to $4.5 billion during its term subject to obtaining additional lender commitments and satisfying certain customary conditions precedent. The initial maturity date of the Supplemental Facility is January 31, 2029 and can be extended for an additional year to January 31, 2030 at our sole option, subject to our continued compliance with the terms thereof.

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

Policies With Respect To Certain Other Activities

We intend to make investments which are consistent with Simon’s qualification as a REIT, unless Simon’s Board of Directors determines that it is no longer in Simon’s best interests to so qualify as a REIT. Simon’s Board of Directors may make such a determination because of changing circumstances or changes in the REIT requirements. Simon has authority to issue shares of its capital stock or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire Simon’s shares, the Operating Partnership’s units, or any other securities. On May 9, 2022, Simon’s Board of Directors authorized a common stock repurchase plan commencing on May 16, 2022.  Under the program, the Company could purchase up to $2.0 billion of its common stock during the two-year period ending May 16, 2024 in open market or privately negotiated transactions, at prices that the Company deemed appropriate and subject to market conditions, applicable law, and other factors deemed relevant in the Company’s sole discretion.  On February 8, 2024, Simon’s Board of Directors authorized a new common stock repurchase program which replaced the prior repurchase program immediately, where the Company may purchase up to $2.0 billion of its common stock over the next 24 months.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon. Simon may also issue shares of its common stock, or pay cash at its option, to holders of units in future periods upon exercise of such holders’ rights under the partnership agreement of the Operating Partnership. Our policy prohibits us from making any loans to the directors or executive officers of Simon for any purpose. We may make loans to the joint ventures in which we participate. Additionally, we may make or buy interests in loans secured by real estate properties owned by others or make investments in companies that own real estate assets.

Competition

The retail real estate industry is dynamic and competitive. We compete with numerous merchandise distribution channels, including malls, outlet centers, community/lifestyle centers, and other shopping centers in the United States and abroad. We also compete with internet retailing sites and catalogs, including our tenants, which provide retailers with distribution options beyond existing brick and mortar retail properties. The existence of competitive alternatives could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both the tenants to occupy the properties that we develop and manage as well as for the acquisition of prime sites (including land for development and operating properties). We believe that there are numerous factors that make our properties highly desirable to retailers, including:

●	the quality, location and variety of tenants of our properties;
●	our management and operational expertise;
●	our extensive experience and relationships with tenants, lenders and suppliers;
●	our marketing initiatives and consumer focused strategic corporate alliances; and
●	the efficiency and immediacy of physical retail.

Certain Activities

During the past three years, we have:

●	issued 57,680 shares of Simon common stock upon the exchange of units in the Operating Partnership;
●	issued 871,680 restricted shares of Simon common stock and 689,202 long-term incentive performance units, or LTIP units, net of forfeitures, under the Simon Property Group, L.P. 2019 Stock Incentive Plan, or the 2019 Plan;
●	purchased 3,103,755 shares of Simon common stock in the open market at an average price of $103.42 per share for $321.0 million pursuant to our repurchase program;
●	issued 3,297,500 units in the Operating Partnership as part of the consideration for the acquisition of additional interests in TRG, bringing our noncontrolling ownership interest in TRG to 88%;
●	redeemed 417,331 units in the Operating Partnership for $57.7 million at an average price of $138.18 per unit in cash;
●	amended, restated, extended, and increased our existing $4.0 billion unsecured revolving credit facility on March 14, 2023 with a new $5.0 billion unsecured revolving credit facility.
●	amended, restated, and extended our existing $3.5 billion unsecured revolving credit facility on September 19, 2024;
●	borrowed a maximum amount of $325.1 million under the Credit Facilities; the outstanding amount of borrowings under the Credit Facility was $323.7 million as of December 31, 2024. There were no borrowings under the Supplemental Facility as of December 31, 2024;
●	there were no outstanding borrowings of Commercial Paper notes as of December 31, 2024; and
●	provided annual reports containing financial statements audited by our independent registered public accounting firm and quarterly reports containing unaudited financial statements to our security holders.

Human Capital

At December 31, 2024, we and our affiliates employed approximately 3,000 persons at various properties and offices throughout the United States, of which approximately 400 were part-time. Approximately 1,000 of these employees were located at our corporate headquarters in Indianapolis, Indiana.

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

We are focused on providing a work environment that is free from any form of discrimination or harassment for any protected class and also embraces a code of conduct. We have an internal policy of targeted solutions for employees and an annual process of assessment, action and evaluation led by our human resources department.

Our compensation program is designed to, among other things, attract, retain and motivate talented and experienced individuals using a mix of competitive salaries, bonuses, equity based awards and other benefits.

Government Regulations Affecting Our Properties

We are subject to federal, state and local environmental regulations that apply generally to the ownership of real property and the operations conducted on real property.  As of December 31, 2024, we are not aware of any environmental conditions or material costs of complying with environmental or other regulations that would have a material adverse effect on our overall business, financial condition, or results of operations.  However, it is possible that we are not aware of, or may become subject to, potential environmental liabilities or material costs of complying with governmental regulations that could be material.  See further discussion in Item 1A. Risk Factors.

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

Information about our Executive Officers

The following table sets forth certain information with respect to Simon’s executive officers as of February 21, 2025.

Name	Age	Position
David Simon	63	Chairman of the Board, Chief Executive Officer and President
John Rulli	68	Chief Administrative Officer
Steven E. Fivel	64	General Counsel and Secretary
Brian J. McDade	45	Executive Vice President and Chief Financial Officer
Adam J. Reuille	50	Senior Vice President and Chief Accounting Officer
Donald G. Frey	49	Treasurer and Executive Vice President
Kevin M. Kelly	44	Assistant General Counsel and Assistant Secretary

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

●	Conditions that adversely affect the general retail environment could materially and adversely affect us.
●	Some of our properties depend on anchor stores or other large nationally recognized tenants to attract shoppers and we could be materially and adversely affected by the loss of one or more of these anchors or tenants.
●	We face potential adverse effects from tenant bankruptcies.
●	Vacant space at our properties could materially and adversely affect us.
●	We may not be able to lease newly developed properties to or renew leases and relet space at existing properties with an appropriate mix of tenants or at desired rents, if at all.
●	Acts of violence, civil unrest or criminal activity, actual or threatened terrorist attacks and inappropriate and unacceptable behavior by consumers at our properties could adversely affect our business operations.
●	We face a wide range of competition that could affect our ability to operate profitably, including e-commerce, and the evolution of consumer preferences and purchasing habits.
●	Epidemics, pandemics or other public health crisis, and governmental reactions thereto, could have a significant negative impact on our and our tenants’ business, financial condition, results of operations, cash flow and liquidity and our ability to access the capital markets, satisfy our debt service obligations and make distributions to our shareholders.
●	Some of our properties are subject to potential natural or other disasters.
●	We face risks associated with climate change.
●	Some of our potential losses may not be covered by insurance.
●	As owners of real estate, we can face liabilities for environmental contamination, and our efforts to identify environmental liabilities may not be successful.
●	We face risks associated with the acquisition, development, redevelopment and expansion of properties.
●	Real estate investments are relatively illiquid.
●	Simon and certain subsidiaries of the Operating Partnership have elected to be taxed as REITs in the United States. The failure to maintain Simon’s or the Subsidiary REITs’ qualifications as REITs or changes in applicable tax laws or regulations could result in adverse tax consequences.
●	If the Operating Partnership fails to qualify as a partnership for federal income tax purposes, Simon will cease to qualify as a REIT and suffer other adverse consequences.

●	Complying with REIT requirements might cause us to forgo otherwise attractive acquisition opportunities or liquidate otherwise attractive investments.
●	Our ownership of TRSs is subject to certain restrictions, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our TRSs are not conducted on arm’s-length terms.
●	Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends, which may negatively affect the value of our shares.
●	The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.
●	REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.
●	Partnership tax audit rules could have a material adverse effect on us.
●	Legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the IRS, could have a material adverse effect on us and our investors.
●	Provisions in Simon’s charter and by-laws and in the Operating Partnership’s partnership agreement could prevent a change of control.
●	We have a substantial debt burden that could affect our future operations.
●	The agreements that govern our indebtedness contain various covenants that impose restrictions on us that might affect our ability to operate freely.
●	Disruption in the capital and credit markets may increase the cost of capital and may adversely affect our ability to access external financings for our growth and ongoing debt service requirements.
●	Adverse changes in our credit ratings could affect our borrowing capacity and borrowing terms.
●	An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt on attractive terms, or at all; our hedging interest rate protection arrangements may not effectively limit our interest rate risk.
●	We have limited control with respect to some properties that are partially owned or managed by third parties, which may adversely affect our ability to sell or refinance them.
●	The Operating Partnership guarantees debt or otherwise provides support for a number of joint venture properties.
●	Our success depends, in part, on our ability to attract, motivate, retain and develop talented employees, and our failure to do so, including the loss of any one of our key personnel, could adversely impact our business.
●	Artificial generative intelligence technologies present risks related to the control of our proprietary business information, keeping such information confidential, and emerging regulatory risk, any or all of which may adversely affect our business and results of operations.
●	We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our computer systems, hardware, technology infrastructure, online sites and related systems.
●	Our international activities may subject us to risks that are different from or greater than those associated with our domestic operations.

Risks Related to Tenant Operations at Our Properties

Conditions that adversely affect the general retail environment could materially and adversely affect us.

Our primary source of revenue is derived from retail tenants which means that we could be materially and adversely affected by conditions that materially and adversely affect the retail environment generally, including, without limitation:

●	domestic issues, such as government policies and regulations, tariffs, energy prices, market dynamics, rising interest rates, inflation and limited growth in consumer income as well as from actual or perceived changes in economic conditions, which can result from global events such as international trade disputes, a foreign debt crisis, foreign currency volatility, natural disasters, war, such as the war in Ukraine and the conflict in Israel,

Gaza and surrounding areas, epidemics and pandemics, the fear of spread of contagious diseases, civil unrest and terrorism;
●	levels of consumer spending, changes in consumer confidence, income levels, and fluctuations in seasonal spending in the United States and internationally;
●	supply chain disruptions and labor shortages;
●	consumers avoiding in-person shopping generally, or at certain properties, due to a heightened level of concern for safety in public places, whether due to consumer perception of increased risk of criminal activity and civil unrest, including acts of terrorism, riots, random acts of violence, mass shootings, organized retail crime or inappropriate or unacceptable behavior of other patrons, or due to heightened sensitivity to risks associated with transmission of disease;
●	consumer perceptions of the safety, convenience and attractiveness of our properties;
●	the impact on our retail tenants and demand for retail space at our properties from the increasing use of the Internet by retailers and consumers;
●	the creditworthiness of our retail tenants and the availability of new creditworthy tenants and the related impact on our occupancy levels and lease income;
●	local real estate conditions, such as an oversupply of, or reduction in demand for, retail space or retail goods, decreases in rental rates and declines in real estate values;
●	the willingness of retailers to lease space in our properties at attractive rents, or at all;
●	changes in regional and local economies, which may be affected by increased rates of unemployment, increased foreclosures, higher taxes, decreased tourism, industry slowdowns, adverse weather conditions, and other factors;
●	increased operating costs and capital expenditures, whether from acquisitions, developments, redevelopments, replacing tenants or otherwise;
●	reductions in international travel and tourism, resulting in fewer international retail consumers;
●	changes in government policies and applicable laws and regulations, including tax, environmental, safety and zoning and political inefficiencies; and
●	epidemics, pandemics or other public health crises and the governmental reaction thereto.

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

Additionally, a portion of our lease income is derived from overage rents based on reported sales over a stated base amount that directly depend on the reported sales volume of our retail tenants. Accordingly, declines in our tenants’ reported sales performance could reduce the income produced by our properties. Over time, declines in our tenants’ reported sales performance can also negatively impact our ability to sign new and renewal leases at desired rents.

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

If a department store or large nationally recognized tenant were to close its stores at our properties, we may experience difficulty and delay and incur significant expense in re-tenanting the space, as well as in leasing spaces in areas adjacent to the vacant store, at attractive rates, or at all. Additionally, department store or tenant closures may result in decreased customer traffic, which could lead to decreased sales at our properties. If the reported sales of stores operating in our properties were to decline significantly due to the closing of anchor stores or other national retailers, adverse economic conditions or other reasons, tenants may be unable to pay their minimum rents or expense recovery charges. In the event of any default by a tenant, we may not be able to fully recover, and/or may experience delays and costs in enforcing our rights as landlord to recover, amounts due to us under the terms of our leases with such parties.

We face potential adverse effects from tenant bankruptcies.

Bankruptcy filings by retailers can occur regularly in the course of our operations. Although we have not seen a significant increase in tenant bankruptcies in the last few years, in previous years a number of companies in the retail industry, including certain of our tenants, declared bankruptcy. If a tenant files for bankruptcy, the tenant may have the right to reject and terminate one or more of its leases with us, and we cannot be sure that it will affirm one or more of its leases and continue to make rental payments to us in a timely manner. A bankruptcy filing by, or relating to, one of our tenants would generally prohibit us from evicting this tenant, and bar all efforts by us to collect pre-bankruptcy debts from that tenant, or from their property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of its bankruptcy. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If a lease is rejected, the unsecured claim we hold against a bankrupt tenant might be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of any unsecured claims we hold. In addition, we may make lease modifications either pre- or post-bankruptcy for certain tenants undergoing significant financial distress in order for them to continue as a going concern. Furthermore, we may be required to incur significant expense in re-tenanting the space formerly leased to the bankrupt tenant. We continually seek to re-lease vacant spaces resulting from tenant terminations. The bankruptcy of a tenant, particularly an anchor tenant or a national tenant with multiple locations, may require a substantial redevelopment of its space, the success of which cannot be assured, and may make the re-tenanting of its space difficult and costly. Any such bankruptcies also make it more difficult to lease the remainder of the space at the affected property or properties. Future tenant bankruptcies may strain our resources and impact our ability to successfully execute our re-leasing strategy and could materially and adversely affect us.

Vacant space at our properties could materially and adversely affect us.

Certain of our properties have had vacant space available for prospective tenants, and those properties may continue to experience, and other properties may commence experiencing, such oversupply in the future. Among other causes, (1) an increased number of bankruptcies of anchor stores and other national retailers, as well as store closures may occur, and (2) there may be lower demand from retail tenants for space, due to certain retailers increasing their use of e-commerce websites to distribute their merchandise. As a result of the increased bargaining power of creditworthy retail tenants, there may be downward pressure on our rental rates and occupancy levels, and this increased bargaining power may also result in us having to increase our spend on tenant improvements and potentially make other lease modifications in order to attract or retain tenants, any of which, in the aggregate, could materially and adversely affect us.

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

Because our properties are open to the public, they are exposed to risks related to acts of violence, civil unrest and criminal activity as well as actual or threatened terrorist attacks that may be beyond our control or ability to prevent, and recently there has been an increased risk of organized retail crime and physical violence, the severity and frequency of which varies by market and location. If any of these incidents were to occur, the relevant property could face material damage physically and reputationally, and the revenue generated by such property could be negatively impacted. Consumers may also perceive a heightened threat of these risks due to increased crime in certain markets and negative media attention. Concern around safety risk may impact the willingness of consumers, tenants and tenants’ employees to shop and/or work at our properties, which could result in decreased consumer foot traffic and decreased reported sales at our properties, directly and indirectly impacting our revenue and overall asset value.

We face a wide range of competition that could affect our ability to operate profitably, including e-commerce, and the evolution of consumer preferences and purchasing habits.

Our properties compete with other forms of retailing such as pure online retail websites as well as other types of retail properties such as single user freestanding discounters (Costco, Walmart and Target). In addition, many of our tenants are omni-channel retailers who also distribute their products through online sales and provide options to consumers like buy online pick up in store, buy online ship to store or buy online return to store. Our business currently is predominantly reliant on consumer demand for shopping at physical stores, and our business could be materially and adversely affected if we are unsuccessful in adapting our business to evolving consumer purchasing habits. The increased popularity of digital and mobile technologies has accelerated the transition of a percentage of market share from shopping at physical stores to web-based shopping. Although a brick-and-mortar presence may have a positive impact on retailers’ online sales, the increased utilization of pure online shopping may lead to the closure of underperforming stores by retailers, which could impact our occupancy levels and the rates that tenants are willing to pay to lease our space. Additionally, the increase in online shopping may result in certain tenants underreporting sales at our properties which may materially and adversely impact our collection of overage rent. Examples may include, retailers and restaurants not reporting curbside pick-up sales or online sales fulfilled with store inventory, and tenants reducing reported store sales by including online returns processed in the store

Epidemics, pandemics or other public health crisis, and governmental reactions thereto, could have a significant negative impact on our and our tenants’ business, financial condition, results of operations, cash flow and liquidity and our ability to access the capital markets, satisfy our debt service obligations and make distributions to our shareholders.

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

In the United States, Simon and certain subsidiaries of the Operating Partnership have elected to be taxed as REITs under Sections 856 through 860 of the Internal Revenue Code. We believe that Simon and these subsidiaries, or the Subsidiary REITs, have been organized and have operated in a manner which allows them to qualify for taxation as REITs under the Internal Revenue Code. We intend to continue to operate in this manner. However, qualification and taxation as REITs depend upon the ability of Simon and the Subsidiary REITs to satisfy several requirements (some of which are outside our control), including tests related to our annual operating results, asset diversification, distribution levels and stock ownership. The various REIT qualification tests required by the Internal Revenue Code are highly technical and complex. Accordingly, there can be no assurance that Simon or any of the Subsidiary REITs has operated in accordance with these requirements or will continue to operate in a manner so as to qualify or remain qualified as a REIT.

If Simon or any of the Subsidiary REITs fail to comply with those provisions, Simon or any such Subsidiary REIT may be subject to monetary penalties or ultimately to possible disqualification as REITs. If such events occur, and if available relief provisions do not apply:

●	Simon or any such subsidiary will not be allowed a deduction for distributions to stockholders in computing taxable income;
●	Simon or any such subsidiary will be subject to corporate-level income tax on taxable income at the corporate rate;
●	Simon may be subject to the one-percent excise tax on stock repurchases imposed by the 2022 Inflation Reduction Act;
●	Simon or any such subsidiary could be subject to a federal alternative minimum tax for taxable years prior to 2018 or for taxable years commencing after December 31, 2022; and
●	unless entitled to relief under relevant statutory provisions, Simon or any such subsidiary will also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.

Any such corporate tax liability could be substantial and would reduce the amount of cash available for, among other things, our operations and distributions to stockholders. In addition, if Simon fails to qualify as a REIT, it will not be required to make distributions to its stockholders. Moreover, a failure by any Subsidiary REIT could also cause Simon to fail to qualify as a REIT, and the same adverse consequences would apply to such Subsidiary REIT and its stockholders. Failure by Simon or any of the Subsidiary REITs to qualify as a REIT also could impair our ability to expand our business and raise capital, which could materially and adversely affect us. Additionally, we are subject to certain income-based taxes, both domestically and internationally, and other taxes, including state and local taxes, franchise taxes, and withholding taxes on dividends from certain of our international investments. We currently follow local tax laws and regulations in various domestic and international jurisdictions. Should these laws or regulations change, the amount of taxes we pay may increase accordingly.

If the Operating Partnership fails to qualify as a partnership for federal income tax purposes, Simon will cease to qualify as a REIT and suffer other adverse consequences.

We believe that the Operating Partnership is treated as a partnership for federal income tax purposes. As a partnership, the Operating Partnership is not subject to federal income tax on its income. Instead, each of its partners, including Simon, is allocated, and may be required to pay tax with respect to, such partner’s share of its income. We cannot assure you that the Internal Revenue Service, or the IRS, will not challenge the status of the Operating Partnership, or any other subsidiary partnership or limited liability company in which we own an interest, as a disregarded entity or partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership or any such other subsidiary as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, Simon would likely cease to qualify as a REIT. Also, the failure of the Operating Partnership or any subsidiary partnership or limited liability company to qualify as a disregarded entity or partnership for applicable income tax purposes could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners or members, including Simon.

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

In order for Simon and the Subsidiary REITs to qualify to be taxed as REITs, and assuming that certain other requirements are also satisfied, each such entity generally must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to their respective equity holders each year. To the extent that Simon or any such Subsidiary REIT satisfies this distribution requirement and qualifies for taxation as a REIT, but distributes less than 100% of its REIT taxable income, Simon or such subsidiary will be subject to U.S. federal corporate income tax on its undistributed net taxable income and could be subject to a 4% nondeductible excise tax if the actual amount that is distributed to equity holders in a calendar year is less than the minimum required distribution amount. We intend to make distributions to the equity holders of Simon and the Subsidiary REITs to comply with the REIT requirements of the Internal Revenue Code.

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

As of December 31, 2024, our consolidated mortgages and unsecured indebtedness, excluding related premium, discount and debt issuance costs, totaled $24.5 billion. As a result of this indebtedness, we are required to use a substantial portion of our cash flows for debt service, including selected repayment at scheduled maturities, which limits our ability to use those cash flows to fund the growth of our business. We are also subject to the risks normally associated with debt financing, including the risk that our cash flows from operations will be insufficient to meet required debt service or that we will be able to refinance such indebtedness on acceptable terms, or at all. Our debt service costs generally will not be reduced if developments at the applicable property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the property. Our indebtedness could also have other adverse consequences on us, including reducing our access to capital or increasing our vulnerability to general adverse economic, industry and market conditions. In addition, if a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value. If any of the foregoing occurs, we could be materially and adversely affected.

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

We depend on external financings, principally debt financings, to fund the growth of our business, execute on our business model, and to ensure that we can meet ongoing maturities of our outstanding debt. Our access to financing depends on our credit ratings, the willingness of lending institutions and other debt investors to grant credit to us and conditions in the capital markets in general, which can impact both our cost of capital and, to a lesser degree, our ability to access capital. An economic recession may cause extreme volatility and disruption in the capital and credit markets. We rely upon the Credit Facilities as sources of funding for numerous transactions. Our access to these funds is dependent upon the ability of each of the participants to the Credit Facilities to meet their funding commitments to us. When markets are volatile, access to capital and credit markets could be disrupted over an extended period of time and one or more financial institutions may not have the available capital to meet their previous commitments to us. The failure of one or more participants to the Credit Facilities to meet their funding commitments to us could have a material adverse effect on us, including as a result of making it difficult to obtain the financing we may need for future growth and/or meeting our debt service requirements. Additionally, a high interest rate environment, as we are currently experiencing, and which the Company believes will continue in 2025, could prevent us from accessing capital at attractive interest rates, which could adversely impact our ability to refinance existing debt at maturity as well as our ability to fund development and/or opportunistic acquisition activities. We cannot assure you that we will be able to obtain the financing we need for the future growth of our business, execution on our business model or to meet our debt service requirements, or that a sufficient amount of financing will be available to us on favorable terms, or at all.

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

As of December 31, 2024, we had approximately $229.4 million of outstanding consolidated indebtedness that bears interest at variable rates, and we may incur more variable rate indebtedness in the future. When interest rates increase, then so does the interest costs on our unhedged variable rate debt, which could adversely affect our cash flows and our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense.

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

As of December 31, 2024, we owned interests in 99 income-producing properties with other parties. Of those, 20 properties are included in our consolidated financial statements. We apply the equity method of accounting to the other 79 properties (the joint venture properties) and our investments in Klépierre (a publicly traded, Paris-based real estate company), The Taubman Realty Group, LLC, or TRG, as well as our investments in certain entities involved in retail operations, such as Catalyst Brands LLC; an e-commerce venture Rue Gilt Groupe, or RGG, and Jamestown (a global real estate investment and management company), collectively, our other platform investments. We serve as general partner or property manager for 48 of these 79 joint venture properties; however, certain major decisions, such as approving the operating budget and selling, refinancing, and redeveloping the properties, require the consent of the other owners. Of the joint venture properties for which we do not serve as general partner or property manager, 24 are in our international joint ventures. These international properties are managed locally by joint ventures in which we share control of the properties with our partner. The other owners have participating rights that we consider substantive for purposes of determining control over the joint venture properties’ assets. The remaining joint venture properties, Klépierre, TRG, and our other platform investments are managed by joint ventures in which we share control.

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

Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture property, which is non-recourse to us. Nevertheless, the joint venture’s failure to satisfy its debt obligations could result in the loss of our investment therein. As of December 31, 2024, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $109.8 million. A default by a joint venture under its debt obligations would expose us to liability under a guaranty. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

Artificial generative intelligence technologies present risks related to the control of our proprietary business information, keeping such information confidential, and emerging regulatory risk, any or all of which may adversely affect our business and results of operations.

There are risks associated with artificial intelligence (“AI"), any or all of which could adversely affect our business. Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. We have adopted certain generative AI tools into our systems for specific use cases reviewed by legal and information security. Where a generative AI or machine learning model ingests our proprietary information and makes connections using such data, those technologies may reveal other sensitive, proprietary, or confidential information generated by the model. Additionally, our vendors may incorporate generative AI tools into their services and deliverables without disclosing this use to us, and the providers of these generative AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience or confidentiality. Sensitive, proprietary, or confidential information of the Company, our tenants and employees, could be used in a generative AI or machine learning application and we may be unable to control, safeguard, or prevent the use or misuse of such information Moreover, generative AI or machine learning models may create incomplete, inaccurate, or otherwise flawed outputs, some of which may be difficult to detect. Because of these issues, these models could lead us to make flawed decisions that could result in adverse consequences to us, including exposure to reputational and competitive harm, customer loss, and legal liability. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. In addition, uncertainty in the legal regulatory regime relating to AI, including as a result of inconsistent interpretation or application, may require significant resources to modify and maintain business practices to comply with applicable law, the nature of which cannot be determined at this time. Laws or regulations may prevent or limit our ability to use AI in our business, lead to regulatory fines or penalties, or require us to change our business practices. If we cannot use AI, or if our use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our computer systems, hardware, technology infrastructure, online sites and related systems.

We rely on computer systems, hardware, software, technology infrastructure and online sites for the operation of our business and our ability to perform day-to-day operations (collectively, “IT Systems”) and, in some cases, our IT Systems may be critical to the operations of certain of our tenants. We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services. And we collect, maintain and process confidential, sensitive, and proprietary information about investors, tenants, partners, businesses, our employees, and others, including personally identifiable information, as well as confidential, sensitive, and proprietary information belonging to our business such as trade secrets (collectively, “Confidential Information”). We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information. The risk of a cyber incident has generally increased as the number, intensity and sophistication of attempted attacks have increased globally, including by computer hackers, foreign governments, information service interruptions and cyber terrorists, opportunistic hackers and hacktivists, as well as through various attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware. Techniques used in cyber incidents evolve frequently, may originate from less regulated and remote areas of the world and be difficult to detect and may not be recognized until launched against a target. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. For example, unauthorized parties, whether within or outside the Company, may disrupt or gain access to our IT Systems, those of our tenants, or those of other third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, computer viruses or other malicious codes, and similar means of unauthorized and destructive tampering.

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

As of December 31, 2024, we held interests in consolidated and joint venture properties that operate in Austria, Canada, France, Italy, Germany, Japan, Malaysia, Mexico, the Netherlands, South Korea, Spain, Thailand, and the United Kingdom. We also have an equity stake in Klépierre, a publicly traded European real estate company which operates in 14 countries in Europe, and in TRG, which has an interest in certain retail properties in Asia. Accordingly, our operating results and the value of our international operations may be impacted by any unhedged movements in the foreign currencies in which those operations transact and in which our net investment in those international operations is held. While we occasionally enter into hedging agreements to manage our exposure to changes in foreign exchange rates, these agreements may not eliminate foreign currency risk entirely.

We may pursue additional investment, ownership, development and redevelopment/expansion opportunities outside the United States. Such international activities carry risks that are different from those we face with our domestic properties and operations. These risks include, but are not limited to:

●	adverse effects of changes in exchange rates for foreign currencies;
●	changes in foreign political and economic environments, regionally, nationally, and locally;
●	impact from international trade disputes and the associated impact on our tenants’ supply chain and consumer spending levels;
●	challenges of complying with a wide variety of foreign laws, including corporate governance, operations, taxes and litigation;
●	the risk that we, our employees and/or agents could violate anti-bribery, anti-corruption and international trade laws in the U.S., such as the U.S. Foreign Corrupt Practices Act, and certain foreign countries, such as the U.K. Bribery Act, which could result in criminal or civil sanctions and/or fines, negatively impact our reputation, or require us to incur significant expenses to investigate;
●	differing lending practices;
●	differences in cultures and consumer retail behavior;
●	changes in applicable laws and regulations in the United States that affect international operations;
●	changes in applicable laws and regulations in these foreign jurisdictions;
●	difficulties in managing international operations;
●	obstacles to the repatriation of earnings and cash; and
●	labor discord, political or civil unrest, acts of terrorism, epidemics and pandemics, the fear of spread of contagious diseases, supply chain disruptions or the threat of international boycotts.

Our international activities represented approximately 5.4% of consolidated net income and 9.0% of our net operating income, or NOI, for the year ended December 31, 2024. To the extent that we expand our international activities, the above risks could increase in significance, which in turn could have a material adverse effect on us.

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

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk as critical to the enterprise and delegates the cybersecurity risk oversight function to the Audit Committee. The Audit Committee oversees and is regularly updated on management’s design, implementation and enforcement of our cybersecurity risk management program. The Audit Committee is composed of board members with varied expertise including, risk management, technology, and finance, equipping them to oversee cybersecurity risks.

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

Item 2. Properties

United States Properties

Our U.S. properties primarily consist of malls, Premium Outlets, The Mills, lifestyle centers and other retail properties. These properties contain an aggregate of approximately 170.7 million square feet of gross leasable area, or GLA.

Malls typically contain at least one department store anchor or a combination of anchors and big box retailers with a wide variety of smaller stores connecting the anchors. Additional stores are usually located along the perimeter of the parking area. Our 92 malls generally range in size from approximately 280,000 to 2.7 million square feet of GLA.

Premium Outlets generally contain a wide variety of designer and manufacturer stores. Our 70 Premium Outlets range in size from approximately 150,000 to 920,000 square feet of GLA. The Premium Outlets are generally located within a close proximity to major metropolitan areas and/or tourist destinations.

The 14 properties in The Mills generally range in size from 1.2 million to 2.4 million square feet of GLA and are located in major metropolitan areas. They have a combination of traditional mall, outlet center, big box retailers and entertainment uses.

We also have interests in six lifestyle centers and 12 other retail properties. The lifestyle centers range in size from 170,000 to 950,000 square feet of GLA. The other retail properties range in size from approximately 190,000 to 1.2 million square feet of GLA and are considered non-core to our business model.

As of December 31, 2024, approximately 96.5% of the owned GLA in malls and Premium Outlets was leased and approximately 98.8% of the owned GLA for The Mills was leased.

We wholly own 130 of our properties, effectively control 12 properties in which we have a joint venture interest, and hold the remaining 52 properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 186 properties in the United States. Certain of our joint venture properties are subject to various rights of first refusal, buy-sell provisions, put and call rights, or other sale or marketing rights for partners which are customary in real estate partnership agreements and the industry. We and our partners in these joint ventures may initiate these provisions (subject to any applicable lock up or similar restrictions) which may result in either the sale of our interest or the use of available cash or borrowings, or the use of Operating Partnership units, to acquire the joint venture interest from our partner.

We own an 88% noncontrolling interest in TRG, which has an interest in 22 regional, super-regional, and outlet malls in the U.S. Our effective ownership in these properties, through our investment in TRG, ranges from 44% to 88%.

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

The following property table summarizes certain data for our malls, Premium Outlets, The Mills, lifestyle centers and other retail properties located in the United States, including Puerto Rico, as of December 31, 2024.

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Larger Retailers and Uses
	Malls
1.	Apple Blossom Mall	VA	Winchester	Fee	49.1	% (4)	Acquired 1999	88.7%	473,913	Belk, JCPenney, AMC Cinemas
2.	Auburn Mall	MA	Auburn	Fee	56.4	% (4)	Acquired 1999	97.1%	499,285	Macy's, Reliant Medical (14)
3.	Aventura Mall (1)	FL	Miami Beach (Miami)	Fee	33.3	% (4)	Built 1983	95.8%	2,129,918	Bloomingdale's, Macy's (8), JCPenney, Nordstrom, Equinox Fitness Clubs, AMC Theatres
4.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	96.7%	1,450,115	Nordstrom, Macy's, Dillard's (8), JCPenney, AMC Theatres
5.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	96.7%	1,202,729	Macy's, Dillard's (8), JCPenney
6.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	95.6%	690,365	Kohl's, Marcus Cinema 16, Dave & Buster's, Steinhafel Furniture, Hy-Vee
7.	Brea Mall	CA	Brea (Los Angeles)	Fee	100.0%		Acquired 1998	99.3%	1,335,366	Nordstrom, Macy's (8), JCPenney, Life Time (6), Dick's Sporting Goods (6)
8.	Briarwood Mall	MI	Ann Arbor	Fee	50.0	% (4)	Acquired 2007	84.7%	869,500	Macy's, JCPenney, Von Maur, Harvest Market (6), Hilton Garden Inn (14), Towne Place Suites by Marriott (14)
9.	Brickell City Centre (1)	FL	Miami	Fee	25.0	% (4)	Built 2016	96.8%	474,867	Saks Fifth Avenue, Cinemex, EAST Miami Hotel (14)
10.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	99.5%	613,158	Dillard's, JCPenney, Dick's Sporting Goods, HomeGoods
11.	Burlington Mall	MA	Burlington (Boston)	Fee and Ground Lease (2026) (7)	100.0%		Acquired 1998	95.5%	1,262,065	Macy's, Nordstrom, Crate & Barrel, Primark, Arhaus Furniture
12.	Cape Cod Mall	MA	Hyannis	Fee and Ground Leases (2029-2073) (7)	56.4	% (4)	Acquired 1999	91.8%	706,332	Macy's (8), Best Buy, Marshalls, Barnes & Noble, Target, Dick's Sporting Goods, Planet Fitness, That's Entertainment (6)
13.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	99.0%	1,363,966	Macy's, Von Maur, JCPenney, Dick's Sporting Goods, AMC Theatres
14.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2027) (7)	100.0%		Built 1974	99.3%	1,245,350	Macy's, Dillard's (8), JCPenney, Cinemark Theatres, Primark (6)
15.	Coconut Point	FL	Estero	Fee	50.0	% (4)	Built 2006	94.8%	1,123,228

Dillard's, Barnes & Noble, Best Buy, DSW, Office Max, PetSmart, Ross, T.J. Maxx, Super Target, Michael's, Total Wine & More, JoAnn Fabrics, Home Centric, PGA TOUR Superstore, Hyatt Place Coconut Point (14), TownePlace Suites by Marriott (14)

16.	College Mall	IN	Bloomington	Fee and Ground Lease (2048) (7)	100.0%		Built 1965	89.8%	579,688	Target, Dick's Sporting Goods, Fresh Thyme, Dave & Buster's
17.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	97.8%	763,413	Macy's (8), JCPenney, Barnes & Noble, DSW, Home Goods, Dick's Sporting Goods, JoAnn Fabrics
18.	Copley Place	MA	Boston	Fee	94.4	% (10)	Acquired 2002	97.3%	1,252,704	Neiman Marcus, Saks Fifth Avenue Men's, Boston Marriott Copley Place (14), The Westin Copley Place (14)
19.	Coral Square	FL	Coral Springs (Miami)	Fee	97.2%		Built 1984	95.0%	944,809	Macy's (8), JCPenney, Kohl's
20.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	97.1%	936,991	Dillard's, Belk, Best Buy, Cost Plus World Market, Ross, Dick's Sporting Goods
21.	Dadeland Mall	FL	Miami	Fee	50.0	% (4)	Acquired 1997	99.0%	1,510,891	Saks Fifth Avenue, Macy's (8), JCPenney, AC Hotel by Marriott
22.	Del Amo Fashion Center	CA	Torrance (Los Angeles)	Fee	50.0	% (4)	Acquired 2007	96.2%	2,506,531	Nordstrom, Macy's (8), JCPenney, Marshalls, Barnes & Noble, JoAnn Fabrics, AMC Theatres, Dick's Sporting Goods, Dave & Buster's, Mitsuwa Marketplace
23.	Domain, The	TX	Austin	Fee	100.0%		Built 2006	98.3%	1,234,018	Neiman Marcus, Macy's, Dillard's, Dick's Sporting Goods, iPic Theaters, Arhaus Furniture, Punch Bowl Social, Westin Austin at The Domain, Lone Star Court (14), (15)
24.	Empire Mall	SD	Sioux Falls	Fee and Ground Lease (2033) (7)	100.0%		Acquired 1998	92.9%	1,169,027	Macy's, JCPenney, Hy-Vee, Dick's Sporting Goods, Crunch Fitness, Dillard's
25.	Falls, The	FL	Miami	Fee	50.0	% (4)	Acquired 2007	98.0%	710,162	Macy's, Regal Cinema, The Fresh Market, LifeTime Athletic
26.	Fashion Centre at Pentagon City, The	VA	Arlington (Washington, DC)	Fee	42.5	% (4)	Built 1989	97.0%	1,036,072	Nordstrom, Macy's, The Ritz-Carlton (14)
27.	Fashion Mall at Keystone, The	IN	Indianapolis	Fee and Ground Lease (2067) (7)	100.0%		Acquired 1997	97.1%	709,665	Nordstrom, Crate & Barrel, Keystone Art Cinema, Sheraton (14)
28.	Fashion Valley	CA	San Diego	Fee	50.0	% (4)	Acquired 2001	99.6%	1,722,068	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, JCPenney, AMC Theatres, The Container Store

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Larger Retailers and Uses
29.	Firewheel Town Center	TX	Garland (Dallas)	Fee	100.0%		Built 2005	91.3%	994,880	Dillard's, Macy's, Barnes & Noble, DSW, AMC Theatres, Dick's Sporting Goods, Kids Empire/Hapik, (15)
30.	Florida Mall, The	FL	Orlando	Fee	50.0	% (4)	Built 1986	99.3%	1,726,986	Macy's, Dillard's, JCPenney, H&M, Zara, American Girl, Dick's Sporting Goods, Crayola Experience, Primark, The Florida Hotel and Conference Center (14)
31.	Forum Shops at Caesars Palace, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	96.3%	676,614	Caesars Palace Las Vegas Hotel and Casino (14)
32.	Galleria, The	TX	Houston	Fee	50.4	% (4)	Acquired 2002	96.2%	2,003,718	Saks Fifth Avenue, Neiman Marcus, Nordstrom, Macy's, The Westin Galleria (14), The Westin Oaks (14), Life Time Tennis
33.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%		Acquired 1979	96.7%	1,285,123	Macy's, Von Maur, JCPenney, Dick's Sporting Goods, Barnes & Noble, Regal Cinema, Dave & Buster's
34.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2067) (7)	100.0%		Acquired 1998	96.4%	1,251,792	Macy's, Dillard's, JCPenney, Belk
35.	King of Prussia	PA	King of Prussia (Philadelphia)	Fee	100.0%		Acquired 2003	97.6%	2,665,604	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Arhaus Furniture, Dick's Sporting Goods, Primark, Eataly (6), Netflix House (6)
36.	La Plaza Mall	TX	McAllen	Fee and Ground Lease (2040) (7)	100.0%		Built 1976	97.4%	1,323,668	Macy's (8), Dillard's, JCPenney, Primark, Wingate by Wyndham (14)
37.	Lakeline Mall	TX	Cedar Park (Austin)	Fee	100.0%		Built 1995	95.4%	1,098,836	Dillard's (8), Macy's, JCPenney, AMC Theatres
38.	Lehigh Valley Mall	PA	Whitehall	Fee	50.0	% (4)	Acquired 2003	97.5%	1,191,946	Macy's, JCPenney, Boscov's, Barnes & Noble, Michael's, Dave & Buster's, Golf Galaxy
39.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	98.8%	1,584,380	Neiman Marcus, Bloomingdale's, Macy's, JW Marriott (14), Hyatt Centric (13)
40.	Mall at Rockingham Park, The	NH	Salem (Boston)	Fee	28.2	% (4)	Acquired 1999	96.2%	1,063,618	JCPenney, Macy's, Dick's House of Sport, Cinemark Theatre
41.	Mall of Georgia	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	96.9%	1,849,040	Dillard's, Macy's, JCPenney, Belk, Dick's Sporting Goods, Barnes & Noble, Havertys Furniture, Regal Cinema, Von Maur
42.	Mall of New Hampshire, The	NH	Manchester	Fee and Ground Lease (2027-2029) (7)	56.4	% (4)	Acquired 1999	97.0%	803,782	Macy's, JCPenney, Best Buy, Dick's Sporting Goods, Dave & Buster's
43.	McCain Mall	AR	N. Little Rock	Fee	100.0%		Built 1973	92.1%	789,505	Dillard's, JCPenney, Regal Cinema
44.	Meadowood Mall	NV	Reno	Fee	50.0	% (4)	Acquired 2007	97.8%	929,919	Macy's (8), JCPenney, Dick's Sporting Goods, Crunch Fitness, Round 1
45.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	96.5%	1,263,066	Nordstrom, Macy's, Barnes & Noble, AMC Dine-In Theatre, Round 1 (6)
46.	Miami International Mall	FL	Miami	Fee	95.0%		Built 1982	98.9%	1,080,692	Macy's (8), JCPenney
47.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	99.9%	645,351	Dillard's (8), JCPenney, Ross, Dick's Sporting Goods
48.	Miller Hill Mall	MN	Duluth	Fee	100.0%		Built 1973	93.6%	827,599	JCPenney, Barnes & Noble, DSW, Dick's Sporting Goods, Essentia Health West, Essentia Health East
49.	North East Mall	TX	Hurst (Dallas)	Fee	100.0%		Built 1971	96.8%	1,547,321	Dillard's, Macy's, JCPenney, Dick's Sporting Goods, Cinemark Theatres, Primark (6)
50.	Northshore Mall	MA	Peabody (Boston)	Fee	56.4	% (4)	Acquired 1999	97.0%	1,591,420	JCPenney, Macy's (8), Barnes & Noble, Shaw's Grocery, The Container Store, Tesla Sales and Service, Life Time Athletic, L.L. Bean, Arhaus Furniture, Dick's House of Sport (6)
51.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%		Acquired 1998	98.1%	889,983	Macy's, Boscov's, JCPenney, LA Fitness, HomeSense, Ulta
52.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	100.0%	1,230,541	Macy's, JCPenney, Dave & Buster's, Von Maur
53.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	98.5%	1,082,982	Macy's, Dillard's (8), JCPenney, AMC Theatres, The Container Store
54.	Pheasant Lane Mall	NH	Nashua	-	—	% (11)	Acquired 2002	93.8%	978,210	JCPenney, Target, Macy's, Dick's Sporting Goods, The Nash Casino (6)
55.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	94.6%	968,041	Saks Fifth Avenue, Nordstrom, AMC Theatres, Arhaus Furniture, Legoland Discovery Center, AC Hotel by Marriott, Life Time Athletic, Life Time Work, Nobu Hotel and Restaurant, (15)
56.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		Acquired 2004	91.1%	1,156,435	JCPenney, Tiendas Capri, Econo, T.J. Maxx, Caribbean Cinemas, Burlington
57.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2040) (7)	100.0%		Built 1972	91.9%	718,224	Dillard's, JCPenney, Cinemark Theatres, Kohl's, Dick's Sporting Goods, T.J. Maxx/HomeGoods
58.	Quaker Bridge Mall	NJ	Lawrenceville	Fee	50.0	% (4)	Acquired 2003	95.8%	1,079,422	Macy's, JCPenney

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Larger Retailers and Uses
59.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	97.5%	1,242,193	Macy's, JCPenney, Raymour & Flanigan
60.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090) (7)	100.0%		Acquired 1998	99.3%	2,346,538	Bloomingdale's, Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, AMC Entertainment, Neiman Marcus, Primark, Residence Inn by Marriott
61.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	97.9%	1,185,581	JCPenney, Nordstrom, L.L. Bean, Macy's (8), Crate & Barrel, Dick's House of Sport
62.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	96.9%	697,785	Macy's, Dave & Buster's (6)
63.	Shops at Chestnut Hill, The	MA	Chestnut Hill (Boston)	Fee	94.4%		Acquired 2002	96.7%	470,374	Bloomingdale's (8)
64.	Shops at Clearfork, The	TX	Fort Worth	Fee	45.0	% (4)	Built 2017	97.8%	556,086	Neiman Marcus, Arhaus Furniture, AMC Theatres, Pinstripes, (15)
65.	Shops at Crystals, The	NV	Las Vegas	Fee	50.0	% (4)	Acquired 2016	96.9%	279,383	Aria Resort and Casino (14)
66.	Shops at Mission Viejo, The	CA	Mission Viejo (Los Angeles)	Fee	51.0	% (4)	Built 1979	95.4%	1,261,122	Nordstrom, Macy's (8), Dick's Sporting Goods, Round 1
67.	Shops at Riverside, The	NJ	Hackensack (New York)	Fee	100.0%		Acquired 2007	96.0%	726,812	Bloomingdale's, Barnes & Noble, Arhaus Furniture, AMC Theatres, Life Time Studio
68.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	100.0%		Acquired 1995	97.4%	1,249,052	Macy's (8), Dick's Sporting Goods, Barnes & Noble, L.L. Bean, Primark, Stony Brook Medical
69.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	97.7%	1,126,902	Macy's (8), Barnes & Noble, AMC Cinemas, Dick's Sporting Goods, Target, DSW, Ulta, Von Maur, Ashley HomeStore
70.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	94.7%	1,583,985	Macy's, Target, Primark, Dick's House of Sport (6)
71.	Southdale Center	MN	Edina (Minneapolis)	Fee	100.0%		Acquired 2007	89.7%	1,160,079	Macy's, AMC Theatres, Dave & Buster's, RH Minneapolis, Life Time Athletic, Life Time Work/Sport, Kowalski's Market, PuttShack, Homewood Suites by Hilton, (15)
72.	SouthPark	NC	Charlotte	Fee and Ground Lease (2040) (9)	100.0%		Acquired 2002	98.6%	1,705,672	Neiman Marcus, Nordstrom, Macy's, Dillard's, Belk, Dick's Sporting Goods, Crate & Barrel, The Container Store, (15)
73.	Springfield Mall (1)	PA	Springfield (Philadelphia)	Fee	50.0	% (4)	Acquired 2005	92.3%	610,120	Macy's, Target
74.	St. Charles Towne Center	MD	Waldorf (Washington, DC)	Fee	100.0%		Built 1990	92.7%	980,164	Macy's (8), JCPenney, Kohl's, Dick Sporting Goods, AMC Theatres
75.	St. Johns Town Center	FL	Jacksonville	Fee	50.0	% (4)	Built 2005	99.4%	1,443,503	Nordstrom, Dillard's, Arhaus Furniture, Dick's Sporting Goods, Barnes & Noble, RH Jacksonville, Homewood Suites by Hilton (14), AC Hotel by Marriott
										Target, Ashley Furniture Home Store, Ross, DSW, JoAnn Fabrics, PetsMart, Marshalls
76.	Stanford Shopping Center	CA	Palo Alto (San Jose)	Ground Lease (2064)	94.4	% (10)	Acquired 2003	99.3%	1,320,750	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Crate and Barrel, The Container Store, Wilkes Bashford, RH Palo Alto
77.	Stoneridge Shopping Center	CA	Pleasanton (San Francisco)	Fee	49.9	% (4)	Acquired 2007	97.3%	1,295,917	Macy's (8), JCPenney, Arhaus Furniture
78.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	93.7%	774,829	Dillard's (8), Macy's, Arhaus Furniture
79.	Tacoma Mall	WA	Tacoma (Seattle)	Fee	100.0%		Acquired 1987	90.4%	1,260,754	Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, Nordstrom Rack, Total Wine and More, Ulta, Kohl's
80.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	89.3%	864,871	Macy's, JCPenney, Kohl's, Dick's Sporting Goods, Malibu Jack's
81.	Town Center at Boca Raton	FL	Boca Raton (Miami)	Fee	100.0%		Acquired 1998	99.5%	1,779,516	Saks Fifth Avenue, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Crate & Barrel, The Container Store, Joseph's Classic Market, Arhaus Furniture
82.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	99.8%	1,157,209	Dillard's, Von Maur, JCPenney, Round 1, Scheels
83.	Treasure Coast Square	FL	Jensen Beach	Fee	100.0%		Built 1987	93.3%	875,178	Macy's, Dillard's, JCPenney, Regal Cinema
84.	Tyrone Square	FL	St. Petersburg (Tampa)	Fee	100.0%		Built 1972	87.5%	955,887	Macy's, Dillard's, JCPenney, DSW, Cobb 10 Luxury Theatres, Dick's Sporting Goods, Hitchcock's Green Market, PetSmart
85.	University Park Mall	IN	Mishawaka	Fee	100.0%		Built 1979	96.2%	917,876	Macy's, JCPenney, Barnes & Noble
86.	Walt Whitman Shops	NY	Huntington Station (New York)	Fee and Ground Lease (2052) (7)	100.0%		Acquired 1998	99.1%	1,083,140	Saks Fifth Avenue, Bloomingdale’s, Macy’s
87.	West Town Mall	TN	Knoxville	Fee and Ground Lease (2042)	50.0	% (4)	Acquired 1991	97.5%	1,281,340	Belk (8), Dillard’s, JCPenney, Regal Cinebarre Theatre, Dick's House of Sport, Tesla Sales and Service
88.	Westchester, The	NY	White Plains (New York)	Fee	40.0	% (4)	Acquired 1997	96.3%	804,731	Neiman Marcus, Nordstrom, Crate and Barrel, Arhaus Furniture
89.	White Oaks Mall	IL	Springfield	Fee	88.6%		Built 1977	72.7%	926,382	Macy's (12), Dick's Sporting Goods, LA Fitness, Michael's, Malibu Jack's, State of Illinois Department of Central Management Services (6)
90.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	94.5%	1,149,041	Macy's, Dillard's, JCPenney, Malco Theatres, Primark (6),

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA		Selected Larger Retailers and Uses
											Courtyard by Marriott (13)
91.	Woodfield Mall	IL	Schaumburg (Chicago)	Fee	50.0	% (4)	Acquired 2012	98.8%	2,152,096		Nordstrom, Macy's, JCPenney, Enterrium, Peppa Pig World of Play, Primark
92.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%		Acquired 2002	98.7%	1,239,067		Macy's, Dillard's, JCPenney, Scheel's, Holiday Inn Express (14), Courtyard by Marriott (14)
	Total Mall GLA								105,278,829	(17)

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

––
				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
	Premium Outlets
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis)	Fee	100.0%		Acquired 2004	93.8%	301,148	Coach, Gap Outlet, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Under Armour
2.	Allen Premium Outlets	TX	Allen (Dallas)	Fee	100.0%		Acquired 2004	100.0%	548,458

Adidas, Armani Outlet, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Staybridge Suites (13), The North Face, Tommy Hilfiger, Tory Burch, Under Armour

3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%		Acquired 2004	88.0%	262,110	Calvin Klein, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour
4.	Birch Run Premium Outlets	MI	Birch Run (Detroit)	Fee	100.0%		Acquired 2010	96.5%	593,452	Adidas, Calvin Klein, Coach, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Pottery Barn/Williams-Sonoma Outlet, Tommy Hilfiger, The North Face, Under Armour
5.	Camarillo Premium Outlets	CA	Camarillo (Los Angeles)	Fee	100.0%		Acquired 2004	99.3%	691,626

Adidas, Calvin Klein, Coach, Columbia Sportswear, Giorgio Armani, H&M, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

6.	Carlsbad Premium Outlets	CA	Carlsbad (San Diego)	Fee	100.0%		Acquired 2004	100.0%	288,567	Adidas, Calvin Klein, Coach, Gap Factory, Kate Spade New York, Michael Kors, Nike Unite, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Tory Burch, Skechers, Under Armour
7.	Carolina Premium Outlets	NC	Smithfield (Raleigh)	Fee	100.0%		Acquired 2004	96.1%	438,782	Adidas, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
8.	Charlotte Premium Outlets	NC	Charlotte	Fee	50.0	% (4)	Built 2014	98.9%	398,384	Adidas, Coach, Columbia Sportswear, Gap Outlet, Guess, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Under Armour
9.	Chicago Premium Outlets	IL	Aurora (Chicago)	Fee	100.0%		Built 2004	99.4%	687,004	Adidas, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Pottery Barn Outlet, Saks Fifth Avenue Off 5th, Under Armour
10.	Cincinnati Premium Outlets	OH	Monroe (Cincinnati)	Fee	100.0%		Built 2009	99.0%	398,922	Adidas, Calvin Klein, Coach, Gap Outlet, J.Crew, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Tory Burch, Under Armour
11.	Clarksburg Premium Outlets	MD	Clarksburg (Washington, DC)	Fee	66.0	% (4)	Built 2016	96.2%	379,470

Armani Outlet, A/X Armani Exchange, Adidas, Calvin Klein, Coach, Columbia Sportswear, Kate Spade New York, Lafayette 148 New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Tommy Hilfiger, Tory Burch, Under Armour, Vince

12.	Clinton Premium Outlets	CT	Clinton	Fee	100.0%		Acquired 2004	100.0%	276,287	Adidas, Calvin Klein, Coach, Gap Outlet, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Under Armour
13.	Denver Premium Outlets	CO	Thornton (Denver)	Fee	100.0%		Built 2018	98.3%	328,101

Adidas, A/X Armani Exchange, Calvin Klein, Coach, Gap Outlet, H&M, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Tory Burch, Under Armour, Vineyard Vines, Staybridge Suites (14)

14.	Desert Hills Premium Outlets	CA	Cabazon (Palm Springs)	Fee	100.0%		Acquired 2004	99.6%	656,161

Alexander McQueen, Armani Outlet, Balenciaga, Bottega Veneta, Brunello Cucinelli, Burberry, Coach, Fendi, Ferragamo, Gucci, Jimmy Choo, Loro Piana, Marc Jacobs, Moncler, Neiman Marcus Last Call, Nike, Polo Ralph Lauren, Prada, Saint Laurent, Saks Fifth Avenue Off 5th, Stuart Weitzman, Tory Burch, Valentino, Zegna

15.	Ellenton Premium Outlets	FL	Ellenton (Tampa)	Fee	100.0%		Acquired 2010	99.0%	477,331	Adidas, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Under Armour

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

––
				Ownership Interest		Year Built
				(Expiration if	Legal	Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership	Acquired	Occupancy (5)	Total GLA	Selected Tenants
16.	Finger Lakes Premium Outlets	NY	Waterloo	Fee	100.0%	Acquired 2004	78.5%	422,475

American Eagle Outfitters, Banana Republic, Brooks Brothers, Calvin Klein, Chico’s, Coach, Columbia Sportswear, H&M, J.Crew, Kate Spade New York, Levi's, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Under Armour

17.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%	Acquired 2004	88.8%	298,745	Adidas, Banana Republic, Calvin Klein, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Tommy Hilfiger, Under Armour
18.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%	Acquired 2004	90.0%	509,187	Adidas, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger
19.	Gloucester Premium Outlets	NJ	Blackwood (Philadelphia)	Fee	66.7%	Built 2015	95.0%	378,514

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Columbia Sportswear, Gap Outlet, Guess, Levi's, J. Crew, Loft Outlet, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Under Armour, Vera Bradley

20.	Grand Prairie Premium Outlets	TX	Grand Prairie (Dallas)	Fee	100.0%	Built 2012	100.0%	423,334

Banana Republic, Bloomingdale's The Outlet Store, Coach, Columbia Sportswear, Dickies, Fan Outfitters, JD Sports, Kate Spade New York, J.Crew, Michael Kors, Nike, Psycho Bunny, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Under Armour, Vera Bradley

21.	Grove City Premium Outlets	PA	Grove City (Pittsburgh)	Fee	100.0%	Acquired 2010	90.7%	531,033	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour
22.	Gulfport Premium Outlets	MS	Gulfport	Ground Lease (2059)	100.0%	Acquired 2010	93.7%	300,202	Banana Republic, Chico's, Coach, Gap Outlet, H&M, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
23.	Hagerstown Premium Outlets	MD	Hagerstown (Baltimore/Washington, DC)	Fee	100.0%	Acquired 2010	73.5%	485,714	Adidas, American Eagle Outfitters, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Kate Spade New York, Loft Outlet, The North Face, Under Armour
24.	Houston Premium Outlets	TX	Cypress (Houston)	Fee	100.0%	Built 2008	100.0%	548,402

Ann Taylor, Armani Outlet, A/X Armani Exchange, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Gap Outlet, Holiday Inn Express (14), Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Tory Burch, Victoria's Secret

25.	Indiana Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%	Acquired 2004	97.5%	378,523	Adidas, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
26.	Jackson Premium Outlets	NJ	Jackson (New York)	Fee	100.0%	Acquired 2004	95.1%	285,603	Adidas, American Eagle Outfitters, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Loft Outlet, Kate Spade New York, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
27.	Jersey Shore Premium Outlets	NJ	Tinton Falls (New York)	Fee	100.0%	Built 2008	99.8%	434,742

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour, Vineyard Vines

28.	Johnson Creek Premium Outlets	WI	Johnson Creek	Fee	100.0%	Acquired 2004	87.8%	275,063	Adidas, Banana Republic, Calvin Klein, Gap Outlet, Loft Outlet, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
29.	Kittery Premium Outlets	ME	Kittery	Fee and Ground Lease (2049) (7)	100.0%	Acquired 2004	93.4%	259,557	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Nike, Polo Ralph Lauren, Tommy Hilfiger, Tumi, Vineyard Vines (6)
30.	Las Americas Premium Outlets	CA	San Diego	Fee	100.0%	Acquired 2007	97.5%	689,231	Adidas, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Kate Spade New York, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

––
				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
31.	Las Vegas North Premium Outlets	NV	Las Vegas	Fee	100.0%		Built 2003	99.8%	675,732

All Saints, Armani Outlet, A/X Armani Exchange, Banana Republic, Burberry, Canali, CH Carolina Herrera, Cheesecake Factory, Coach, David Yurman, Dolce & Gabbana, Etro, Jimmy Choo, John Varvatos, Lululemon, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Roberto Cavalli, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, Shake Shack, Tory Burch

32.	Las Vegas South Premium Outlets	NV	Las Vegas	Fee	100.0%		Acquired 2004	99.1%	535,716

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour

33.	Lee Premium Outlets	MA	Lee	Fee	100.0%		Acquired 2010	87.9%	224,721	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Kate Spade New York, Levi's, Loft Outlet, Michael Kors, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Under Armour
34.	Leesburg Premium Outlets	VA	Leesburg (Washington, DC)	Fee	100.0%		Acquired 2004	99.4%	478,415

Adidas, Ann Taylor, Armani Outlet, A/X Armani Exchange, Brooks Brothers, Burberry, Coach, Columbia Sportswear, J.Crew,  Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Pottery Barn Outlet, Salvatore Ferragamo, Tory Burch, Under Armour, Vineyard Vines, Williams-Sonoma

35.	Lighthouse Place Premium Outlets	IN	Michigan City (Chicago, IL)	Fee	100.0%		Acquired 2004	85.9%	451,328	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, Guess, H&M, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour
36.	Merrimack Premium Outlets	NH	Merrimack	Fee	100.0%		Built 2012	100.0%	408,843

Ann Taylor, Banana Republic, Bloomingdale's The Outlet Store, Brooks Brothers, Calvin Klein, Coach, J.Crew, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Tommy Hilfiger, Tory Burch, Under Armour, Vera Bradley, Vineyard Vines

37.	Napa Premium Outlets	CA	Napa	Fee	100.0%		Acquired 2004	100.0%	178,908	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger
38.	Norfolk Premium Outlets	VA	Norfolk	Fee	65.0	% (4)	Built 2017	95.2%	332,288

A/X Armani Exchange, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, H&M, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Puma, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

39.	North Bend Premium Outlets	WA	North Bend (Seattle)	Fee	100.0%		Acquired 2004	82.4%	189,132	Banana Republic, Coach, Gap Outlet, Levi's, Kate Spade New York, Michael Kors, Nike, Skechers, Under Armour
40.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%		Acquired 2004	95.6%	537,610

Ann Taylor, Armani Outlet, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Pottery Barn, The North Face, Tommy Hilfiger, Tory Burch, West Elm, Williams-Sonoma

41.	Orlando International Premium Outlets	FL	Orlando	Fee	100.0%		Acquired 2010	99.6%	774,225

Adidas, Armani Outlet, Calvin Klein, Carhartt, Coach, Columbia Sportswear, H&M,  J.Crew, Karl Lagerfeld, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, St. John, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

42.	Orlando Vineland Premium Outlets	FL	Orlando	Fee	100.0%		Acquired 2004	100.0%	657,543

Adidas, All Saints, Armani Outlet, Bally, Bottega Veneta, Brunello Cucinelli, Burberry, Calvin Klein, Carolina Herrera, Coach, Ermenegildo Zegna, Jimmy Choo, Kate Spade New York, Lacoste, Lululemon, Michael Kors, Nike, Prada, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Salvatore Ferragamo, TAG Heuer, The North Face, Tod's, Tommy Hilfiger, Tory Burch, Under Armour, Versace

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

––
				Ownership Interest		Year Built
				(Expiration if	Legal	Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership	Acquired	Occupancy (5)	Total GLA	Selected Tenants
43.	Petaluma Village Premium Outlets	CA	Petaluma (San Francisco)	Fee	100.0%	Acquired 2004	96.9%	201,580	Adidas, Banana Republic, Brooks Brothers, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Hilfiger
44.	Philadelphia Premium Outlets	PA	Limerick (Philadelphia)	Fee	100.0%	Built 2007	94.4%	549,066

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, H&M, J.Crew, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Rally House, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

45.	Phoenix Premium Outlets	AZ	Chandler (Phoenix)	Ground Lease (2077)	100.0%	Built 2013	99.8%	356,521

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Factory Store, Guess, Kate Spade New York, Michael Kors, Nike, Saks Fifth Avenue Off 5th, Tommy Bahama, Tommy Hilfiger, Tumi, Under Armour

46.	Pismo Beach Premium Outlets	CA	Pismo Beach	Fee	100.0%	Acquired 2010	100.0%	147,603	Calvin Klein, Coach, Guess, Kate Spade New York, Levi's, Nike, Polo Ralph Lauren, Skechers, The North Face, Tommy Hilfiger
47.	Pleasant Prairie Premium Outlets	WI	Pleasant Prairie (Chicago, IL/ Milwaukee)	Fee	100.0%	Acquired 2010	96.4%	400,124

Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, Kate Spade New York, J.Crew, Lacoste, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

48.	Pocono Premium Outlets	PA	Tannersville	Fee and Ground Lease (2029) (7)	100.0%	Acquired 2004	100.0%	411,849

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Johnny Rockets, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour, Vera Bradley

49.	Puerto Rico Premium Outlets	PR	Barceloneta	Fee	100.0%	Acquired 2010	97.8%	353,229	Adidas, Calvin Klein, Coach, Gap Outlet, Invicta, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Puma, Tommy Hilfiger
50.	Queenstown Premium Outlets	MD	Queenstown (Baltimore)	Fee	100.0%	Acquired 2010	93.9%	289,497

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, St. John, Tommy Bahama, Under Armour

51.	Rio Grande Valley Premium Outlets	TX	Mercedes (McAllen)	Fee	100.0%	Built 2006	97.6%	599,373

Adidas, Ann Taylor, Armani Outlet, A/X Armani Exchange, Banana Republic, Burlington, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, H&M, Kate Spade New York, Levi's, Michael Kors, Nike, Pandora, Polo Ralph Lauren, Tommy Hilfiger, Under Armour, Victoria's Secret

52.	Round Rock Premium Outlets	TX	Round Rock (Austin)	Fee	100.0%	Built 2006	99.4%	498,519

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Duluth Trading Company, Gap Outlet, J.Crew, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour, Embassy Suites (14), (15)

53.	San Francisco Premium Outlets	CA	Livermore (San Francisco)	Fee and Ground Lease (2026) (9)	100.0%	Built 2012	100.0%	696,917

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

54.	San Marcos Premium Outlets	TX	San Marcos (Austin/ San Antonio)	Fee	100.0%	Acquired 2010	99.3%	729,741

Armani Outlet, Banana Republic, Burberry, CH Carolina Herrera, Dolce & Gabbana, Gucci, J. Crew, Jimmy Choo, Kate Spade New York, Lacoste, Lululemon, Neiman Marcus Last Call, Marc Jacobs, Michael Kors, Pandora, Polo Ralph Lauren, Pottery Barn, Saint Laurent Paris, Salvatore Ferragamo, Stuart Weitzman, The North Face, Tommy Bahama, Tory Burch, Versace, Vineyard Vines

55.	Seattle Premium Outlets	WA	Tulalip (Seattle)	Ground Lease (2079)	100.0%	Built 2005	98.5%	554,531

Adidas, Ann Taylor, Arc'teryx, Armani Outlet, Banana Republic, Burberry, Calvin Klein, Coach, Columbia Sportswear, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Stuart Weitzman, The North Face, Tommy Bahama, Tommy Hilfiger, Tory Burch, Under Armour

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

––
				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
56.	Silver Sands Premium Outlets	FL	Destin	Fee	50.0	% (4)	Acquired 2012	91.0%	448,410

Adidas, Banana Republic, Brooks Brothers, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Puma, Saks Fifth Avenue Off 5th, The North Face, Tommy Hilfiger, Tory Burch, Under Armour, Vera Bradley

57.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonville)	Fee	100.0%		Acquired 2004	99.7%	328,005

Adidas,  Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet,  J.Crew, Kate Spade New York, Lucky Brand, Nike, Polo Ralph Lauren, Puma, St. John, Tommy Hilfiger, Under Armour

58.	St. Louis Premium Outlets	MO	St. Louis (Chesterfield)	Fee	60.0	% (4)	Built 2013	98.4%	351,168	Adidas, Ann Taylor, Brooks Brothers, Coach, Gap Outlet, H&M, J. Crew, Kate Spade New York, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Puma, Tommy Hilfiger, Ugg, Under Armour, Vera Bradley
59.	Tampa Premium Outlets	FL	Lutz (Tampa)	Fee	100.0%		Built 2015	100.0%	460,391

Adidas, A/X Armani Outlet, Banana Republic, BJ's Restaurant and Brewhouse, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J. Crew, Kate Spade New York, Lucky Brand, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Puma, Saks 5th Avenue Off 5th, Tommy Hilfiger, Tumi, Under Armour

60.	Tanger Outlets - Columbus (1)	OH	Sunbury (Columbus)	Fee	50.0	% (4)	Built 2016	100.0%	354,778	Banana Republic, Brooks Brothers, Coach, Kate Spade New York, Nike, Polo Ralph Lauren, Under Armour
61.	Tanger Outlets - Galveston/Houston (1)	TX	Texas City	Fee	50.0	% (4)	Built 2012	94.9%	352,706	Banana Republic, Brooks Brothers, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Tommy Hilfiger
62.	Tucson Premium Outlets	AZ	Marana (Tucson)	Fee	100.0%		Built 2015	94.0%	367,201	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, Levi’s, Michael Kors, Nike, Polo Ralph Lauren, Saks 5th Avenue Off 5th, Skechers, Tommy Hilfiger, Under Armour
63.	Tulsa Premium Outlets	OK	Jenks (Tulsa)	Fee	100.0%		Built 2024	100.0%	338,472

Abercrombie & Fitch, Adidas, American Eagle Outfitters, Banana Republic, Camp Pickle (6), Cavender's Boot City, Columbia Sportswear, Five Below, Five Below, JD Sports, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren,  Puma, Skechers, Tory Burch, Ulta, Under Armour

64.	Twin Cities Premium Outlets	MN	Eagan	Fee	35.0	% (4)	Built 2014	94.3%	405,888

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J. Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Talbots,  Under Armour

65.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%		Acquired 2004	95.9%	445,002

Adidas, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Skechers, The North Face, Tommy Hilfiger, Under Armour, West Elm Outlet

66.	Waikele Premium Outlets	HI	Waipahu (Honolulu)	Fee	100.0%		Acquired 2004	100.0%	219,387	Adidas, Armani Outlet, Calvin Klein, Coach, Furla, Kate Spade New York, Michael Kors, Polo Ralph Lauren, Saks Fifth Avenue Off 5th, Swarovski, Tommy Hilfiger, Tory Burch
67.	Williamsburg Premium Outlets	VA	Williamsburg	Fee	100.0%		Acquired 2010	94.4%	513,303

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, J.Crew, Kate Spade New York, Levi's, Loft Outlet, Michael Kors, New Balance, Nike, Pandora, Polo Ralph Lauren, Puma, The North Face, Timberland, Tommy Bahama, Tommy Hilfiger, Under Armour, Vera Bradley, Vineyard Vines

68.	Woodburn Premium Outlets	OR	Woodburn (Portland)	Fee	100.0%		Acquired 2013	100.0%	389,174	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, Levi's, Michael Kors, Nike, The North Face, Polo Ralph Lauren, Tommy Hilfiger, Tory Burch, Under Armour

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

––
				Ownership Interest		Year Built
				(Expiration if	Legal	Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership	Acquired	Occupancy (5)	Total GLA	Selected Tenants
69.	Woodbury Common Premium Outlets	NY	Central Valley (New York)	Fee	100.0%	Acquired 2004	99.9%	915,925

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

70.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%	Acquired 2004	98.1%	672,966

Adidas, All Saints, Armani Outlet, Banana Republic, Bloomingdale's The Outlet Store, Brooks Brothers, Burberry, Calvin Klein, Coach, Ferragamo, Gucci, Karl Lagerfeld, Kate Spade New York, Lacoste, Lululemon, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Potterty Barn Outlet, Puma, Saks Fifth Avenue Off 5th, Theory, Tommy Hilfiger, Tory Burch, Under Armour, Vineyard Vines

	Total U.S. Premium Outlets GLA							30,741,915

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
	The Mills
1.	Arizona Mills	AZ	Tempe (Phoenix)	Fee	100.0%		Acquired 2007	99.4%	1,221,201	Marshalls, Burlington, Ross, Harkins Cinemas & IMAX, Sea Life Center, Legoland, dd's Discounts, Going, Going, Gone by Dick's Sporting Goods, Rainforest Café, Reclectic
2.	Arundel Mills	MD	Hanover (Baltimore)	Fee	59.3	% (4)	Acquired 2007	100.0%	1,955,405

Bass Pro Shops Outdoor World, Burlington, Dave & Buster's, Medieval Times, Saks Fifth Avenue Off 5th, Off Broadway Shoe Warehouse, T.J. Maxx, Cinemark Egyptian 24 Theatres, Live! Casino Hotel, Ulta, Sun & Ski, Primark

3.	Colorado Mills	CO	Lakewood (Denver)	Fee	37.5	% (4)	Acquired 2007	96.8%	1,354,643	Off Broadway Shoe Warehouse, Super Target, United Artists Theatre, Burlington, H&M, Dick's Sporting Goods, Arhaus Loft, Slick City Action Park, 2nd & Charles, Springhill Suites (14)
4.	Concord Mills	NC	Concord (Charlotte)	Fee	59.3	% (4)	Acquired 2007	99.8%	1,368,203

Bass Pro Shops Outdoor World, Burlington, Dave & Buster's, Nike Factory Store, Off Broadway Shoes, AMC Theatres, Best Buy, Sea Life Center, H&M, Dick's Sporting Goods, Cavender's Boot City (6), Primark

5.	Grapevine Mills	TX	Grapevine (Dallas)	Fee	59.3	% (4)	Acquired 2007	99.9%	1,781,578

Burlington, Marshalls, Saks Fifth Avenue Off 5th, AMC Theatres, Sun & Ski Sports, Neiman Marcus Last Call, Legoland Discovery Center, Sea Life Center, Ross, H&M, Round 1 Entertainment, Fieldhouse USA, Rainforest Café, Meow Wolf, Macy's Backstage, Cavender's Boot City, Primark (6), Springhill Suites (14), Hyatt Place (14), Hawthorn (14)

6.	Great Mall	CA	Milpitas (San Jose)	Fee and Ground Lease (2049) (7)	100.0%		Acquired 2007	100.0%	1,365,301

Camille La Vie, Kohl's, Dave & Buster's, Burlington, Marshalls, Saks Fifth Avenue Off 5th, Nike Factory Store, Century Theatres, Dick's Sporting Goods, Legoland Discovery Center, Altitude Trampoline Park (6)

7.	Gurnee Mills	IL	Gurnee (Chicago)	Fee	100.0%		Acquired 2007	98.6%	1,867,014

Bass Pro Shops Outdoor World, Burlington, Kohl's, Marshalls Home Goods, Marcus Cinemas, Value City Furniture, Off Broadway Shoe Warehouse, Macy's, Floor & Decor, Dick's Sporting Goods, Rainforest Café, The Room Place, 2nd & Charles, Hobby Lobby, Round 1, Primark (6)

8.	Katy Mills	TX	Katy (Houston)	Fee	62.5	% (4) (2)	Acquired 2007	99.7%	1,681,552	Bass Pro Shops Outdoor World, Books-A-Million, Burlington, Marshalls, Saks Fifth Avenue Off 5th, Sun & Ski Sports, AMC Theatres, Tilt, Ross, H&M, Primark (6), Rainforest Café, Slick City
9.	Mills at Jersey Gardens, The	NJ	Elizabeth	Fee	100.0%		Acquired 2015	99.7%	1,306,597

Burlington, Cohoes, AMC Theatres, Marshalls, Nike Factory Store, Saks 5th Avenue Off 5th, H&M, Tommy Hilfiger, Bloomingdale's Outlet, Potterty Barn Outlet, Primark, Round 1 (6), Residence Inn (14), Courtyard by Marriott (14), Embassy Suites (14), Country Inn & Suites (14)

10.	Ontario Mills	CA	Ontario (Riverside)	Fee	50.0	% (4)	Acquired 2007	100.0%	1,430,695

Burlington, Nike Factory Store, Marshalls, Saks Fifth Avenue Off 5th, Nordstrom Rack, Dave & Buster's, Camille La Vie, AMC Theatres, Uniqlo, Skechers Superstore, Rainforest Café, Pottery Barn + West Elm Outlet

11.	Opry Mills	TN	Nashville	Fee	100.0%		Acquired 2007	98.7%	1,174,673	Regal Cinema & IMAX, Dave & Buster's, Sun & Ski, Bass Pro Shops Outdoor World, H&M, Madame Tussauds, TJ Maxx, Rainforest Café, Aquarium Restaurant
12.	Outlets at Orange, The	CA	Orange (Los Angeles)	Fee	100.0%		Acquired 2007	95.5%	870,998	Dave & Buster’s, Saks Fifth Avenue Off 5th, AMC Theatres, Neiman Marcus Last Call, Nordstrom Rack, Bloomingdale's the Outlet Store, Guitar Center, Nike Factory Store
13.	Potomac Mills	VA	Woodbridge (Washington, DC)	Fee	100.0%		Acquired 2007	99.4%	1,567,093	Marshalls, T.J. Maxx, JCPenney, Burlington, Nordstrom Rack, Costco Warehouse, AMC Theatres, Bloomingdale's Outlet, Round 1, Primark (6)
14.	Sawgrass Mills	FL	Sunrise (Miami)	Fee	100.0%		Acquired 2007	95%	2,367,692

BrandsMart USA, Burlington, Marshalls, Neiman Marcus Last Call, Nordstrom Rack, Saks Fifth Avenue Off 5th, Target, T.J. Maxx, Regal Cinema, Bloomingdale's Outlet, Dick's Sporting Goods, Primark, HomeSense, AC Hotel by Marriott

	Total Mills Properties GLA								21,312,645

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)		Total GLA		Selected Tenants
	Lifestyle Centers
1.	ABQ Uptown	NM	Albuquerque	Fee	100.0%		Acquired 2011	96.6%		228,827		Anthropologie, Apple, Pottery Barn
2.	Hamilton Town Center	IN	Noblesville (Indianapolis)	Fee	50.0	% (4)	Built 2008	98.2%		675,615		JCPenney, Dick's Sporting Goods, DSW, Emagine Noblesville, Total Wine & More, BJ's Wholesale, Big Blue Swim School, Ross Dress for Less, Nordstrom Rack
3.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1	% (4)	Acquired 1999	87.9%		861,398		Marshalls, Target, Kohl's, Best Buy, Staples, AMC Theatres, Nordstrom Rack, Off Broadway Shoes, Sky Zone, Total Wine & More, Aldi
4.	Northgate Station	WA	Seattle	Fee	100.0%		Redeveloped 2021	N/A	(16)	416,839	(16)	Kraken Community Iceplex, Barnes & Noble, Nordstrom Rack, Residence Inn by Marriott (6)
5.	Pier Park	FL	Panama City Beach	Fee	65.6	% (4)	Built 2008	94.2%		947,462		Dillard's, JCPenney, Target, Grand Theatres, Ron Jon Surf Shop, Margaritaville, Marshalls, Dave & Buster's, Skywheel, Pirates Voyage (6)
6.	University Park Village	TX	Fort Worth	Fee	100.0%		Acquired 2015	99.3%		170,308		Anthropologie, Apple, Pottery Barn
	Total Lifestyle Centers GLA									3,300,449

	Other Properties
1 - 10.	Other Properties									7,265,501
11 - 12.	TMLP						Acquired 2007			2,775,403
	Total Other GLA									10,040,904	(17)
	Total U.S. Properties GLA									170,674,742

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
	Domestic Taubman
1.	Beverly Center	CA	Los Angeles	Ground Lease (2054)	88.0	% (4)	Acquired 2020	82.6%	795,536	Bloomingdale's, Macy's, Lucky Strike
2.	Cherry Creek Shopping Center	CO	Denver	Ground Lease (2083)	44.0	% (4)	Acquired 2020	97.5%	1,244,146	Macy's, Neiman Marcus, Nordstrom
3.	City Creek Center	UT	Salt Lake City	Ground Lease (2082)	88.0	% (4)	Acquired 2020	85.1%	689,786	Macy's, Nordstrom
4.	Dolphin Mall	FL	Miami	Fee	88.0	% (4)	Acquired 2020	95.0%	1,398,227	Bass Pro Shops, Cobb Theatres, Burlington, Dave & Busters, Vivo!
5.	Gardens Mall, The	FL	Palm Beach Gardens	Fee	44.0	% (4)	Acquired 2020	94.7%	1,399,449	Bloomingdale's, Macy's, Nordstrom, Saks Fifth Avenue
6.	Gardens on El Paseo, The	CA	Palm Desert	Fee	88.0	% (4)	Acquired 2020	93.9%	237,595	Saks Fifth Avenue
7.	Great Lakes Crossing Outlets	MI	Auburn Hills	Fee	88.0	% (4)	Acquired 2020	96.8%	1,354,708	AMC Theatre, Bass Pro Shops, Burlington, Round 1, Nordstrom Rack, Dick's Sporting Goods, Primark
8.	International Market Place	HI	Waikiki (Honolulu)	Ground Lease (2091)	82.3	% (4)	Acquired 2020	91.9%	339,414	Target, Anthropologie, Balenciaga, Burberry, StripSteak
9.	International Plaza	FL	Tampa	Ground Lease (2080)	44.1	% (4)	Acquired 2020	95.9%	1,301,180	Dillard's, Neiman Marcus, Nordstrom, Dick's House of Sport
10.	Mall at Green Hills, The	TN	Nashville	Fee	88.0	% (4)	Acquired 2020	98.0%	1,051,007	Dillard's, Macy's, Nordstrom
11.	Mall at Millenia, The	FL	Orlando	Fee	44.0	% (4)	Acquired 2020	93.3%	1,118,038	Bloomingdale's, Macy's, Neiman Marcus
12.	Mall at Short Hills, The	NJ	Short Hills	Fee	88.0	% (4)	Acquired 2020	95.9%	1,412,517	Bloomingdale's, Macy's, Neiman Marcus, Nordstrom, Industrious
13.	Mall at University Town Center, The	FL	Sarasota	Fee	44.0	% (4)	Acquired 2020	97.6%	867,108	Dillard's, Macy's, Saks Fifth Avenue
14.	Mall of San Juan, The	PR	San Juan	Fee	83.6	% (4)	Acquired 2020	93.6%	626,349	H&M, Zara, Pottery Barn, Urban Outfitters, Anthropologie
15.	Sunvalley	CA	Concord	Ground Lease (2061)	44.0	% (4)	Acquired 2020	97.9%	1,430,056	JC Penney, Macy's (8)
16.	Twelve Oaks Mall	MI	Novi	Fee	88.0	% (4)	Acquired 2020	93.4%	1,520,687	JC Penney, Macy's, Nordstrom
17.	Waterside Shops	FL	Naples	Fee	44.0	% (4)	Acquired 2020	100%	304,525	Saks Fifth Avenue
18.	Westfarms	CT	West Hartford	Fee	69.5	% (4)	Acquired 2020	99.3%	1,266,524	JC Penney, Macy's (8), Nordstrom
	Total Domestic Taubman Properties GLA								18,356,852

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

FOOTNOTES:

(1)	This property is managed by a third party.
(2)	Our direct and indirect interests in some of the properties held as joint venture interests are subject to preferences on distributions in favor of other partners or us.
(3)	The date listed is the expiration date of the last renewal option available to the operating entity under the ground lease. In a majority of the ground leases, we have a right to purchase the lessor’s interest under an option, right of first refusal or other provision. Unless otherwise indicated, each ground lease listed in this column covers at least 50% of its respective property.
(4)	Joint venture properties accounted for under the equity method.
(5)	Malls - Executed leases for all company-owned GLA in mall stores, excluding majors and anchors. Premium Outlets and The Mills - Executed leases for all company-owned GLA (or total center GLA).
(6)	Indicates box, anchor, major or project currently under development/construction or has announced plans for development.
(7)	Indicates ground lease covers less than 50% of the acreage of this property.
(8)	Tenant has multiple locations at this center.
(9)	Indicates ground lease covers outparcel only.
(10)	We receive substantially all the economic benefit of the property due to a preference or advance.
(11)	We own a mortgage note that encumbers Pheasant Lane Mall that entitles us to 100% of the economics of this property.
(12)	Indicates anchor has announced its intent to close this location.
(13)	Indicates box, anchor, major or project currently under development/construction by a third party.
(14)	Owned by a third party.
(15)	Includes multi-family tenant on-site.
(16)	This property is undergoing significant renovation.
(17)	GLA includes office space.

United States Lease Expirations

The following table summarizes lease expiration data for our U.S. malls and Premium Outlets, including Puerto Rico, as of December 31, 2024. The data presented does not consider the impact of renewal options that may be contained in leases and excludes data related to TRG.

U.S. MALLS AND PREMIUM OUTLETS LEASE EXPIRATIONS (1)

			Avg. Base	Percentage of Gross
	Number of		Minimum Rent	Annual Rental
Year	Leases Expiring	Square Feet	PSF at 12/31/2024	Revenues (2)
Inline Stores and Freestanding
Month to Month Leases	1,084	4,127,114	$56.87	4.1%
2025	2,707	9,469,769	$62.52	10.2%
2026	2,750	10,782,961	$56.00	9.4%
2027	2,342	8,913,554	$61.50	9.4%
2028	1,820	7,958,216	$66.81	9.1%
2029	1,716	7,360,569	$64.86	8.0%
2030	791	4,031,510	$71.30	4.7%
2031	471	2,362,805	$73.77	3.0%
2032	483	1,771,367	$93.95	2.9%
2033	600	2,311,677	$98.60	3.9%
2034	626	2,369,675	$89.79	3.7%
2035 and Thereafter	627	3,001,232	$55.29	2.5%
Specialty Leasing Agreements w/ terms in excess of 12 months	2,221	5,941,055	$17.59	1.8%
Anchors
Month to Month Leases	2	263,650	$2.52	0.0%
2025	4	345,136	$6.43	0.0%
2026	19	1,830,993	$5.22	0.2%
2027	13	1,765,268	$5.32	0.2%
2028	16	1,986,210	$5.73	0.2%
2029	16	1,669,076	$6.40	0.2%
2030	18	1,835,708	$8.09	0.2%
2031	6	427,004	$9.71	0.1%
2032	4	282,245	$25.21	0.1%
2033	7	1,028,383	$8.48	0.2%
2034	6	511,555	$18.05	0.1%
2035 and Thereafter	26	2,378,519	$16.51	0.5%
(1)	Does not consider the impact of renewal options that may be contained in leases. Average Base Minimum Rent psf reflects base minimum rent in the respective year of expiration.
(2)	Annual rental revenues represent domestic 2024 consolidated and joint venture combined base rental revenue.

International Properties

Our ownership interests in properties outside the United States are primarily owned through joint venture arrangements.  With the exception of our Premium Outlets in Canada, all of our international properties are managed by joint ventures in which we share control.

European Investments

At December 31, 2024, we owned 63,924,148 shares, or approximately 22.4%, of Klépierre, which had a quoted market price of $28.88 per share. Klépierre is a publicly traded, Paris-based real estate company, which owns, or has an interest in shopping centers located in 14 countries.

As of December 31, 2024, we had a controlling interest in a European investee with interests in 12 Designer Outlet properties. 11 of the outlet properties are located in Europe and one outlet property is located in Canada. Of the 11 properties in Europe, two are in Italy, two are in the Netherlands, two are in the United Kingdom, two are in France and one each is in Austria, Germany, and Spain. As of December 31, 2024, our legal percentage ownership interests in these entities ranged from 23% to 94%.

Other International Investments

We hold a 40% interest in ten operating joint venture properties in Japan, a 50% interest in five operating joint venture properties in South Korea, a 50% interest in two operating joint venture properties in Mexico, a 50% interest in two operating joint venture properties in Malaysia, a 50% interest in one operating joint venture in Thailand, and a 50% interest in three Premium Outlet operating joint venture properties in Canada. The ten Japanese Premium Outlets operate in various cities throughout Japan and comprise over 3.9 million square feet of GLA and were 99.3% leased as of December 31, 2024.

Our investment in TRG includes an interest in four operating joint venture properties located outside of the U.S.; two located in the People’s Republic of China and two located in South Korea. Our effective ownership in these centers, through our investment in TRG, ranges from 15.1% to 43.1%.

The following property tables summarize certain data for our international properties as of December 31, 2024 and do not include our equity investment in Klépierre.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective		Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	Year Built	Leasable Area (1)	Selected Tenants
	MEXICO
11.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%	2004	333,000	Adidas, Calvin Klein, CH Carolina Herrera, Coach, Dolce & Gabbana, Nautica, Nike, Salvatore Ferragamo, Zegna
12.	Premium Outlets Querétaro	Querétaro	Fee	50.0%	2019	274,800	Adidas, Adrianna Papell, Calvin Klein, Guess, Levi's, Nike, Tommy Hilfiger, True Religion, Under Armour
	Subtotal Mexico					607,800
	SOUTH KOREA
13.	Yeoju Premium Outlets	Yeoju (Seoul)	Fee	50.0%	2007	551,600	Adidas, Armani, Burberry, Chloe, Coach, Fendi, Gucci, Michael Kors, Nike, Polo Ralph Lauren, Prada, Salvatore Ferragamo, Tod's, Under Armour, Valentino, Vivienne Westwood
14.	Paju Premium Outlets	Paju (Seoul)	Ground Lease (2040)	50.0%	2011	558,900	Adidas, Armani, Bean Pole, Calvin Klein, Coach, Jill Stuart, Lanvin Collection, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Puma, Tory Burch, Under Armour, Vivienne Westwood
15.	Busan Premium Outlets (2)	Busan	Fee	50.0%	2013	544,200	Adidas, Armani, Bean Pole, Calvin Klein, Coach, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger
16.	Siehung Premium Outlets	Siehung	Fee	50.0%	2017	444,400	Adidas, Armani, Bean Pole, Calvin Klein, Coach, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, The North Face, Under Armour
17.	Jeju Premium Outlets	Jeju Province	Ground Lease (2041)	50.0%	2021	92,000	Arcteryx, Coach, Golden Goose, Hugo Boss, J. Lindeberg, Moncler
	Subtotal South Korea					2,191,100
	MALAYSIA
18.	Johor Premium Outlets	Johor (Singapore)	Fee	50.0%	2011	309,400	Adidas, Calvin Klein, Coach, DKNY, Furla, Gucci, Guess, Michael Kors, Nike, Polo Ralph Lauren, Prada, Puma, Salvatore Ferragamo, Timberland, Tommy Hilfiger, Tory Burch, Zegna
19.	Genting Highlands Premium Outlets	Kuala Lumpur	Fee	50.0%	2017	277,500	Adidas, Coach, Furla, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Puma
	Subtotal Malaysia					586,900
	THAILAND
20.	Siam Premium Outlets Bangkok	Bangkok	Fee	50.0%	2020	264,000	Adidas, Balenciage, Burberry, Calvin Klein, Coach, Furla, Kate Spade New York, Nike, Skechers, Under Armour
	Subtotal Thailand					264,000
	CANADA
21.	Toronto Premium Outlets	Toronto (Ontario)	Fee	50.0%	2013	504,900	Adidas, Armani, Burberry, Calvin Klein, Coach, Eddie Bauer, Gap, Gucci, Guess, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue, Tommy Hilfiger, Tory Burch, Under Armour
22.	Premium Outlets Montreal	Montreal (Quebec)	Fee	50.0%	2014	367,400	Adidas, Calvin Klein, Coach, Gap, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour
23.	Premium Outlet Collection Edmonton International Airport	Edmonton (Alberta)	Ground Lease (2072)	50.0%	2018	421,900	Adidas, Calvin Klein, Coach, Gap Factory, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
	Subtotal Canada					1,294,200
	TOTAL INTERNATIONAL PREMIUM OUTLETS					8,854,000

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective	Year Built	Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	or Acquired	Leasable Area (1)	Selected Tenants

	International Taubman
	China
1.	CityOn.Xian	Xi'an	Ground Lease (2051)	22.0%	Acquired 2020	995,000	Wangfujing
2.	CityOn.Zhengzhou	Zhengzhou	Ground Lease (2051)	21.6%	Acquired 2020	919,000	G-Super, Wangfujing
	Subtotal China					1,914,000
	South Korea
3.	Starfield Anseong	Anseong	Fee	43.1%	Acquired 2020	1,068,000	Shinsegae, E-Mart Traders
4.	Starfield Hanam	Hanam	Fee	15.1%	Acquired 2020	1,709,000	Shinsegae, E-Mart Traders
	Subtotal South Korea					2,777,000
	Total International Taubman					4,691,000

FOOTNOTES:

(1)	All gross leasable area listed in square feet.
(2)	Property completed an expansion in 2024.

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

In 2024, we were once again awarded a Green Star rating (2014-2024) - the highest designation awarded for leadership in sustainability performance by the Global Real Estate Sustainability Benchmark.

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

Mortgage and Unsecured Debt

As of December 31, 2024

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
Consolidated Indebtedness:
Secured Indebtedness:
Arizona Mills	3.80%		$94,000		$5,579		09/01/26
Birch Run Premium Outlets	4.21%		123,000		5,177	(2)	02/06/26
Calhoun Outlet Marketplace	4.17%		16,282	(19)	1,141		06/01/26
Domain, The	3.09%		210,000		6,497	(2)	07/01/31
Ellenton Premium Outlets	4.30%		178,000		7,651	(2)	12/01/25
Empire Mall	4.31%		169,566		11,089		12/01/25
Florida Keys Outlet Marketplace	4.17%		17,000		709	(2)	12/01/25
Gaffney Outlet Marketplace	4.17%		26,302	(19)	1,843		06/01/26
Gloucester Premium Outlets	6.12%		75,000		4,593	(2)	03/01/33
Grove City Premium Outlets	4.31%		140,000		6,032	(2)	12/01/25
Gulfport Premium Outlets	4.35%		50,000		2,174	(2)	12/01/25
Gurnee Mills	3.99%		257,710		10,283	(2)	10/01/26
Hagerstown Premium Outlets	4.26%		68,365		4,590		02/06/26
La Reggia Designer Outlets Phases 1 & 2	4.44%	(25)	166,195	(30)	10,707		03/31/27
Lee Premium Outlets	4.17%		45,089	(19)	3,160		06/01/26
Miami International Mall	6.92%		158,000		13,934		02/06/26	(3)
Noventa Di Piave Designer Outlet Phases 1, 2, 3, 4	2.00%		288,341	(30)	5,758	(2)	07/25/25
Ochtrup Designer Outlet	2.10%		51,936	(30)	1,091	(2)	06/30/26
Opry Mills	4.09%		375,000		15,345	(2)	07/01/26
Paris-Giverny Designer Outlet	5.02%	(16)	95,407	(30)	4,790	(2)	07/01/26
Parndorf Designer Outlet	2.00%		187,840	(30)	3,757	(2)	07/04/29
Penn Square Mall	3.84%		310,000		11,910	(2)	01/01/26
Pismo Beach Premium Outlets	3.33%		30,335	(20)	1,953		09/06/26
Pleasant Prairie Premium Outlets	4.00%		145,000		5,793	(2)	09/01/27
Potomac Mills	3.46%		416,000		14,383	(2)	11/01/26
Provence Designer Outlet	4.92%		97,724	(30)	5,809		07/27/27	(3)
Queenstown Premium Outlets	3.33%		53,290	(20)	3,431		09/06/26
Roermond Designer Outlet	3.90%		290,842	(30)	11,337	(2)	06/06/29
Roosendaal Designer Outlets	5.40%	(24)	67,516	(30)	3,646	(2)	02/28/29	(3)
Shops at Chestnut Hill, The	6.66%		93,075		7,865		08/31/33
South Park Mall Hotel	4.76%		14,753		1,116		02/01/31
Southridge Mall	3.85%		103,889		4,004	(2)	06/06/23	(8)
Summit Mall	3.31%		85,000		2,817	(2)	10/01/26
Syosset Park	6.45%	(1)	84,047		5,418	(2)	05/12/26	(3)
University Park Village	3.85%		50,113		3,115		05/01/28
White Oaks Mall	6.98%		34,000		2,374	(2)	06/15/27
Williamsburg Premium Outlets	4.23%		185,000		7,824	(2)	02/06/26
Wolfchase Galleria	4.15%		155,152		6,433	(2)	11/01/26
Total Consolidated Secured Indebtedness			$5,008,769

Mortgage and Unsecured Debt

As of December 31, 2024

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
Unsecured Indebtedness:
Simon Property Group, L.P.
Revolving Credit Facility - USD	5.22%	(15)	$305,000		$15,918	(2)	06/30/28	(3)
Revolving Credit Facility - EUR	3.61%	(4)	18,696	(41)	675	(2)	06/30/28	(3)
Unsecured Notes - 22C	6.75%		600,000		40,500	(14)	02/01/40
Unsecured Notes - 25C	4.75%		550,000		26,125	(14)	03/15/42
Unsecured Notes - 28B	4.25%		400,000		17,000	(14)	10/01/44
Unsecured Notes - 29B	3.50%		1,100,000		38,500	(14)	09/01/25
Unsecured Notes - 30B	3.30%		800,000		26,400	(14)	01/15/26
Unsecured Notes - 31B	3.25%		750,000		24,375	(14)	11/30/26
Unsecured Notes - 31C	4.25%		550,000		23,375	(14)	11/30/46
Unsecured Notes - 32B	3.38%		750,000		25,313	(14)	06/15/27
Unsecured Notes - 33B	3.38%		750,000		25,313	(14)	12/01/27
Unsecured Notes - 34B	2.45%		1,250,000		30,625	(14)	09/13/29
Unsecured Notes - 34C	3.25%		1,250,000		40,625	(14)	09/13/49
Unsecured Notes - 35A	2.65%		750,000		19,875	(14)	07/15/30
Unsecured Notes - 35B	3.80%		750,000		28,500	(14)	07/15/50
Unsecured Notes - 36A	1.75%		800,000		14,000	(14)	02/01/28
Unsecured Notes - 36B	2.20%		700,000		15,400	(14)	02/01/31
Unsecured Notes - 37A	1.38%		550,000		7,563	(14)	01/15/27
Unsecured Notes - 37B	2.25%		700,000		15,750	(14)	01/15/32
Unsecured Notes - 38B	2.65%		700,000		18,550	(14)	02/01/32
Unsecured Notes - 39A	5.50%		650,000		35,750	(14)	03/08/33
Unsecured Notes - 39B	5.85%		650,000		38,025	(14)	03/08/53
Unsecured Notes - 40A	6.25%		500,000		31,250	(14)	01/15/34
Unsecured Notes - 40B	6.65%		500,000		33,250	(14)	01/15/54
Unsecured Notes - 41A	4.75%		1,000,000		47,500	(14)	09/26/34
Unsecured Notes - Euro 3	1.25%		519,360	(10)	6,492	(6)	05/13/25
Unsecured Notes - Euro 4	1.13%		779,041	(13)	8,764	(6)	03/19/33
Unsecured Bonds - Exchangable Euro 5	3.50%	(47)	779,041	(13)	27,266	(14)	11/14/26
Total Consolidated Unsecured Indebtedness			$19,401,138
Total Consolidated Indebtedness at Face Amounts			$24,409,907
Premium on Indebtedness			6,232
Discount on Indebtedness			(79,447)
Debt Issuance Costs			(131,262)
Other Debt Obligations			59,065	(18)
Total Consolidated Indebtedness			$24,264,495
Our Share of Consolidated Indebtedness			$24,041,981

Joint Venture Indebtedness:
Secured Indebtedness:
Arundel Mills	7.70%		360,000		27,724	(2)	11/01/33
Ashford Designer Outlet	4.80%	(35)	129,747	(21)	6,225	(2)	05/23/27
Aventura Mall	4.12%		1,750,000		72,122	(2)	07/01/28

Mortgage and Unsecured Debt

As of December 31, 2024

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
Avenues, The	3.60%		$100,000		$3,600	(2)	02/06/26
Briarwood Mall	3.29%		165,000		5,432	(2)	09/01/26
Busan Premium Outlets	4.57%		112,063	(17)	5,121	(2)	11/23/25
Cape Cod Mall	6.63%	(1)	52,000		3,449	(2)	07/30/26	(3)
Charlotte Premium Outlets	4.27%		97,599		5,952		07/01/28
Clarksburg Premium Outlets	3.95%		154,452		9,166		01/01/28
Coconut Point	3.95%		167,640		10,822		10/01/26
Colorado Mills - 1	4.28%		118,192		7,907		11/01/24	(8)
Colorado Mills - 2	2.80%		30,000		840	(2)	07/01/31
Concord Mills	6.55%		229,872		17,787		11/01/32
Coral Square Residential	6.38%	(1)	36,015		2,299	(2)	04/04/28	(3)
Dadeland Mall	3.11%		361,280		19,876		01/05/27
Dadeland Mall Hotel	6.93%	(1)	26,881		2,327		09/01/25	(3)
Del Amo Fashion Center	3.66%		585,000		21,396	(2)	06/01/27
Domain Westin	4.12%		57,148		2,355		09/01/25
Dover Mall	5.57%		76,815		4,279	(2)	08/06/26
Falls, The	3.45%		150,000		5,175	(2)	09/01/26
Fashion Centre Pentagon	6.05%	(38)	455,000		27,544	(2)	05/09/26	(3)
Fashion Valley	5.73%		450,000		25,785	(2)	06/01/33
Florida Mall, The	5.30%	(36)	600,000		31,800	(2)	02/09/27	(3)
Fukaya-Hanazono Premium Outlets	0.76%		68,240	(26)	517	(2)	09/30/32
Galleria, The	3.55%		1,200,000		42,598	(2)	03/01/25
Gotemba Premium Outlets	0.31%		82,908	(26)	256	(2)	04/08/27
Grapevine Mills	6.26%		250,000		15,660	(2)	07/01/34
Hamilton Town Center	6.68%	(1)	77,969		6,318		02/24/27	(3)
Jakarta Premium Outlet	9.25%		19,865	(42)	1,838	(2)	12/29/33	(3)
Johor Premium Outlet	5.19%	(7)	4,528	(9)	235	(2)	09/30/31
Katy Mills	5.77%		126,240		9,067		08/01/32
Lakeline Residential	7.33%	(1)	3,420		251	(2)	01/16/29	(3)
Lehigh Valley Mall	4.06%		172,860		11,538		11/01/27
Liberty Tree Mall	6.18%	(27)	27,990		2,075		05/03/28
Malaga Designer Outlet	5.54%	(22)	65,959	(30)	3,654	(2)	05/05/28	(3)
Mall at Rockingham Park, The	4.04%		262,000		10,585	(2)	06/01/26
Mall of New Hampshire, The	4.11%		150,000		6,162	(2)	07/01/25
Meadowood Mall	5.70%		101,517		8,163		12/01/26
Norfolk Premium Outlets	4.50%		74,237		4,539		04/01/32
Northshore Mall	8.02%		182,290		22,413		07/05/25
Paju Premium Outlets	3.69%		41,354	(17)	15,086		07/12/26
Premium Outlet Collection Edmonton IA	6.40%	(37)	94,961	(5)	6,120	(2)	11/30/25
Premium Outlets Montréal	4.74%		83,494	(5)	3,956	(2)	09/01/31
Quaker Bridge Mall	4.50%		180,000		8,100	(2)	05/01/26
Queretaro Premium Outlets - Fixed	12.14%		18,424	(32)	3,255		12/20/33
Queretaro Premium Outlets - Variable	13.40%		411	(32)	55	(2)	06/20/28
Rinku Premium Outlets	0.30%		37,628	(26)	114	(2)	07/31/27

Mortgage and Unsecured Debt

As of December 31, 2024

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
Roermond 4 Designer Outlet	4.55%	(23)	$174,505	(30)	$7,940	(2)	08/18/25
Roosevelt Field Hotel	7.28%	(34)	48,800		3,552	(2)	06/29/27	(3)
Round Rock Residential	5.94%		31,713		1,884	(2)	07/01/29	(3)
Sano Premium Outlets	0.28%		29,018	(26)	82	(2)	02/28/25
Sawgrass Mills Hotel	7.53%	(33)	27,140		2,403		10/07/27	(3)
Shisui Premium Outlets Phase 2	0.37%		31,888	(26)	116	(2)	05/31/29
Shisui Premium Outlets Phase 3	1.03%		16,581	(26)	171	(2)	11/30/28
Shops at Clearfork, The	2.81%	(27)	145,000		4,072	(2)	03/11/30
Shops at Crystals, The	3.74%		550,000		20,592	(2)	07/01/26
Shops at Mission Viejo, The	6.73%		180,000		12,105	(2)	01/01/35
Siam Premium Outlets Bangkok	4.69%		59,455	(11)	2,788	(2)	06/05/31
Siheung Premium Outlets	4.38%		94,912	(17)	4,157	(2)	03/15/26
Silver Sands Premium Outlets	3.96%		140,000		5,543	(2)	03/01/32
Solomon Pond Mall	4.01%		84,347		3,382	(2)	11/01/22	(8)
Southdale Hotel	6.68%	(1)	15,627		1,614		06/01/25
Southdale Residential	4.46%		34,292		2,550		10/15/35
Springfield Mall	4.45%		53,741		3,853		10/06/25
Square One Mall	5.47%		77,148		4,222	(2)	01/06/27
St. Johns Town Center	5.95%		360,000		21,413	(2)	06/01/34
St. Johns Hotel	7.13%	(1)	20,660		1,509		05/16/27	(3)
St. Louis Premium Outlets	7.56%		85,996		8,392		10/06/27	(3)
Stoneridge Shopping Center	3.50%		330,000		11,550	(2)	09/05/26
Sugarloaf Mills	8.02%		65,261		6,499		05/01/29
Tanger Outlets Columbus	6.25%		71,000		4,439	(2)	10/01/32	(3)
Tanger Outlets - Galveston/Houston	7.47%	(40)	58,000		4,330	(2)	06/16/28	(3)
Tosu Premium Outlets	0.64%	(12)	39,541	(26)	253	(2)	10/31/26
Twin Cities Premium Outlets	6.70%		95,000		6,361	(2)	11/01/34
Vancouver Designer Outlet	5.97%	(39)	114,804	(5)	6,853	(2)	12/01/27	(3)
West Midlands Designer Outlets	7.49%	(28)	81,483	(21)	6,103	(2)	06/06/26
Westchester, The	3.25%		400,000		13,000	(2)	02/01/30
Woodfield Mall	6.71%		294,000		19,730	(2)	12/01/33
Yeoju Premium Outlets	4.06%		38,643	(17)	13,095		05/23/26

Total Joint Venture Secured Indebtedness at Face Amount			$13,439,554
TMLP Indebtedness at Face Amount			258,980	(29)
Total Joint Venture and TMLP Indebtedness at Face Amount			13,698,534
Debt Issuance Costs			(32,444)
Total Joint Venture Indebtedness			$13,666,090
Our Share of Joint Venture Indebtedness			$6,312,675	(31)

Mortgage and Unsecured Debt

As of December 31, 2024

(Dollars in thousands)

Taubman Realty Group Indebtedness:	Interest		TRG Share		Annual Debt		Maturity
Secured Indebtedness:	Rate		of Face Amount		Service (1)		Date
Cherry Creek Shopping Center	3.85%		$275,000		$10,588	(2)	06/01/28
City Creek Center	7.63%		70,000		5,341	(2)	05/01/29
Dolphin Mall	5.40%	(44)	1,000,000		54,000	(2)	12/09/29	(3)
Gardens Mall, The	4.48%		95,218		7,580		07/15/25
Great Lakes Crossing Outlets	6.52%		180,000		11,736	(2)	02/01/33
International Plaza	6.07%	(43)	238,977		14,506	(2)	10/09/26	(3)
Mall at Millenia, The	5.41%		225,000		12,173	(2)	10/15/29
Mall at Short Hills, The	3.48%		1,000,000		34,800	(2)	10/01/27
Mall at University Town Center, The	3.40%		134,440		7,398		11/01/26
Sunvalley	4.44%		69,288		6,988		09/01/25	(3)
Twelve Oaks Mall	4.85%		266,753		18,630		03/06/28
Waterside Shops	3.86%		76,890		4,612		04/15/26
Westfarms	7.80%		191,035		14,901	(2)	09/06/28
CityOn.Xian	5.00%		25,186	(46)	7,098		03/14/29
CityOn.Zhengzhou	4.95%		28,269	(46)	5,982		03/22/32
Starfield Anseong	2.17%		104,966	(45)	2,278	(2)	02/27/25
Starfield Hanam	2.38%		73,476	(45)	1,749	(2)	10/26/25
Total TRG Secured Indebtedness at TRG Share of Face Amount			$4,054,498

Corporate and Other Indebtedness:
TRG - $650M Revolving Credit Facility - Variable	5.48%	(48)	65,000		3,562	(2)	03/31/27	(3)
TRG - $650M Revolving Credit Facility - Fixed	5.29%	(27)	150,000		7,935	(2)	03/31/27	(3)
TRG - $65M Revolving Credit Facility	5.83%	(49)	17,500		1,020	(2)	04/19/25
Other	6.58%		12,000		790	(2)	11/01/27	(3)
Total TRG Corporate and Other Indebtedness at TRG Share of Face Amount			$244,500
Total TRG Indebtedness at TRG Share			$4,298,998
Our Share of TRG Indebtedness			$3,783,118
(1)	Variable rate loans based on one-month (1M) SOFR plus interest rate spreads ranging from 110 bps to 310 bps. 1M SOFR as of December 31, 2024 was 4.33%.
(2)	Requires monthly payment of interest only.
(3)	Includes applicable extension available at the Applicable Borrower's option.
(4)	Credit Facilities. As of December 31, 2024, the Credit Facilities bear interest at a variable rate loan based on 1M EURIBOR plus interest rate spread of 72.5 bps.
(5)	Amount shown in USD equivalent. CAD Equivalent is 421.5 million.
(6)	Requires annual payment of interest only.
(7)	Variable rate loans based on Cost of Fund plus an interest rate spreads ranging from 125 bps to 150 bps. Cost of Fund as of December 31, 2024 was 3.8131%.
(8)	Mortgage is outstanding as of 12/31/2024.

Mortgage and Unsecured Debt

As of December 31, 2024

(Dollars in thousands)

(9)	Amount shown in USD Equivalent. Ringgit equivalent is 20.2 million.
(10)	Amount shown in USD equivalent. Euro equivalent is 500.0 million.
(11)	Amount shown in USD equivalent. Baht equivalent is 2.0 billion.
(12)	Variable rate loans based on six-month (6M) TIBOR plus interest rate spreads ranging from 15 bps to 35 bps. As of December 31, 2024, 6M TIBOR was 0.6336%.
(13)	Amount shown in USD equivalent. Euro equivalent is 750.0 million.
(14)	Requires semi-annual payments of interest only.
(15)	Credit Facilities. As of December 31, 2024, the Credit Facilities bear interest at a SOFR index subject to a 10 bps adjustment plus 72.5 bps credit spread. The credit facilities provide for different pricing based upon our investment grade rating. Through an interest rate swap agreement, the SOFR index is currently fixed at 4.335%. As of December 31, 2024, $8.2 billion was available after outstanding borrowings and letters of credit under our Credit Facilities.
(16)	Variable rate loan based on 3M EURIBOR plus an interest rate spread of 380 bps. Through an interest rate cap agreement, 3M Euribor is currently fixed at 1.00% on a portion of the balance. 3M EURIBOR is currently 2.714% at 12/31/2024.
(17)	Amount shown in USD equivalent. Won Equivalent is 423.3 billion.
(18)	City of Sunrise Bond Liability (Sawgrass Mills).
(19)	Loans secured by these three properties are cross-collateralized and cross-defaulted.
(20)	Loans secured by these two properties are cross-collateralized and cross-defaulted.
(21)	Amount shown in USD equivalent. GBP equivalent is 168.5 million.
(22)	Variable rate loan based on 3M EURIBOR plus interest rate spread of 225 bps. Through an interest rate cap agreement 3M EURIBOR is capped at 3.29%.
(23)	Variable rate loan based on 3M EURIBOR plus interest rate spread of 130 bps. Through an interest rate swap agreement 3M EURIBOR is fixed at 3.25%.
(24)	Variable rate loan based on 3 Mo. EURIBOR plus an interest rate spread of 240 bps. Through an interest rate swap agreement, 3 Mo. EURIBOR is fixed at 3.00%.
(25)	Variable rate loan based on 3M EURIBOR plus an interest rate spread of 250 bps. Through an interest rate swap agreement, 3M Euribor is currently fixed at 1.75% on a portion of the balance. 3M EURIBOR is currently 2.714% at 12/31/2024.
(26)	Amount shown in USD Equivalent. Yen equivalent is 48.0 billion.
(27)	Associated with this loan is an interest rate swap agreement that effectively fixes the interest rate on this loan at the all-in rate presented.
(28)	Variable rate loan based on Overnight SONIA plus an interest rate spread of 250 bps. Through an interest rate swap agreement, Overnight SONIA is fixed at 4.99%.
(29)	Consists of one property with an interest rate of 5.65% and is outstanding as of 12/31/2024.
(30)	Amount shown in USD equivalent. Euro equivalent is 1.4 billion.
(31)	Our share of total indebtedness includes a pro rata share of the mortgage debt on joint venture properties, including The Mills Limited Partnership. To the extent total indebtedness is secured by a property, it is non-recourse to us, with the exception of approximately $109.8 million of payment guarantees provided by the Operating Partnership.
(32)	Amount shown in USD equivalent. Peso equivalent is 390.8 million.
(33)	Variable rate loan based on 30 day Average SOFR, which is subject o a floor of .25%, plus an interest rate spread of 300 bps. Through an interest rate cap agreement, 30 day Average SOFR cannot exceed 5.50%. However, 30 day Average SOFR as of December 31, 2024 was 4.53%.
(34)	Variable rate loan based on 30 day Average SOFR plus an interest rate spread of 275 bps. 30 day Average SOFR, as of December 31, 2024 was 4.53%.

Mortgage and Unsecured Debt

As of December 31, 2024

(Dollars in thousands)

(35)	Variable rate loan based on Overnight SONIA plus an interest rate spread of 215 bps. Through an interest rate swap agreement, Overnight SONIA is fixed at 2.14% for a portion of the balance.
(36)	Variable rate loan based on 1M SOFR plus an interest rate spread of 230 bps. Through an interest rate cap agreement, 1M SOFR is currently fixed at 3.00%.
(37)	Variable rate loan based on one-month CAD-CORRA plus an interest rate spread of 159 bps. CORRA as of December 31, 2024 was 3.32%.
(38)	Variable rate loan based on 1M SOFR plus an interest rate spread of 305 bps. Through an interest rate cap agreement, 1M SOFR is currently fixed at 3.00%.
(39)	Variable rate loan based on one-month CAD-CORRA plus an interest rate spread of 215 bps. Through interest rate swap agreements, CDOR is currently fixed at rates ranging from 3.66% to 3.99% for a portion of the balance.
(40)	Variable rate loan based on 1M SOFR plus an interest rate spread of 300 bps. Through an interest rate swap agreement, 1M SOFR is currently fixed at 4.44% on a portion of the balance. 1M SOFR is currently 4.33%.
(41)	Amount shown in USD equivalent. Euro equivalent is €18.0 million.
(42)	Amounts shown in USD Equivalent. IDR Equivalent is 321.8 billion.
(43)	Variable rate loan based on 1M SOFR, which is subject to a floor of 0.00% plus an interest rate spread of 196 bps plus 0.11448%. Through interest rate cap agreements, 1M SOFR is currently fixed at 4.0%.
(44)	Variable rate loan based on 1M Term SOFR, which is subject to a floor of 0.00% plus an interest rate spread of 163 bps. Through interest rate swap agreements, 1M Term SOFR is currently fixed at 3.77%.
(45)	Amounts shown in USD Equivalent. KRW Equivalent is 263.2 billion.
(46)	Amounts shown in USD Equivalent. CNY Equivalent is 390.2 million.
(47)	Notes exchangeable into ordinary shares of Klépierre S.A. at a common price of €27.16.
(48)	Variable rate loan based on 1M SOFR, which is subject to a floor of 0.00% plus an interest rate spread of 115 bps. 1M SOFR, as of December 31, 2024 was 4.33%.
(49)	Variable rate loan based on 1M SOFR, which is subject to a floor of 0.00% plus an interest rate spread of 150 bps. 1M SOFR, as of December 31, 2024 was 4.33%.

The changes in consolidated mortgages and unsecured indebtedness for the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Balance, Beginning of Year	$26,033,423	$24,960,286	$25,321,022
Additions during period:
New Loan Originations	1,089,989	3,610,389	3,443,739
Loans assumed in acquisitions and consolidation	318,750	—	85,689
Net (Discount)/Premium	(6,910)	(43,438)	(1,922)
Net Debt Issuance Costs	(23,298)	(60,891)	(10,166)
Deductions during period:
Loan Retirements	(2,960,208)	(2,559,276)	(3,687,330)
Amortization of Net Discounts/(Premiums)	5,827	432	7
Debt Issuance Cost Amortization	32,477	28,660	26,113
Scheduled Principal Amortization	(16,278)	(16,455)	(22,446)
Foreign Currency Translation	(209,277)	113,716	(194,420)
Balance, Close of Year	$24,264,495	$26,033,423	$24,960,286

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

Holders

The number of holders of record of common stock outstanding was 1,023 as of January 31, 2025. The Class B common stock is subject to two voting trusts as to which Herbert Simon and David Simon are the trustees. Shares of Class B common stock convert automatically into an equal number of shares of common stock upon the occurrence of certain events and can be converted into shares of common stock at the option of the holders.

Dividends

Simon must pay a minimum amount of dividends to maintain its status as a REIT. Simon’s future dividends and future distributions of the Operating Partnership will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

Common stock cash dividends paid during 2024 aggregated $8.10 per share. Common stock cash dividends during 2023 aggregated $7.45 per share. On February 4, 2025, Simon’s Board of Directors declared a quarterly cash dividend for the first quarter of 2025 of $2.10 per share, payable on March 31, 2025 to shareholders of record on March 10, 2025.

We offer a dividend reinvestment plan that allows Simon’s stockholders to acquire additional shares by automatically reinvesting cash dividends. Shares are acquired pursuant to the plan at a price equal to the prevailing market price of such shares, without payment of any brokerage commission or service charge.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by Simon during the quarter ended December 31, 2024.

Issuances Under Equity Compensation Plans

For information regarding the securities authorized for issuance under our equity compensation plans, see Item 12 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

There were no purchases of equity securities made by Simon or any affiliated purchaser during the quarter ended December 31, 2024.

On February 8, 2024, Simon’s Board of Directors authorized a new common stock repurchase program which replaced the prior repurchase program immediately, where the Company may purchase up to $2.0 billion of its common stock over the next 24 months.  As of December 31, 2024, no shares had been purchased under the plan. As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

The Operating Partnership

Market Information

There is no established trading market for units or preferred units.

Holders

The number of holders of record of units was 234 as of January 31, 2025.

Distributions

The Operating Partnership makes distributions on its units in amounts sufficient to permit Simon to pay dividends required to maintain Simon's qualification as a REIT. Simon is required each year to distribute to its stockholders at least 90% of its REIT taxable income after certain adjustments. Future distributions will be determined by Simon’s Board of

Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the distributions that may be required to maintain Simon's status as a REIT.

Distributions during 2024 aggregated $8.10 per unit.  Distributions during 2023 aggregated $7.45 per unit.  On February 4, 2025, Simon’s Board of Directors declared a quarterly cash dividend for the first quarter of 2025 of $2.10 per share, payable on March 31, 2025 to shareholders of record on March 10, 2025.  The distribution rate on the Operating Partnership’s units is equal to the dividend rate on Simon’s common stock.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2024, we issued 1,572,500 units in the Operating Partnership to acquire an additional 4% ownership in TRG.  The issuance of the units was exempt from registration pursuant to Section 4(a)2 of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2024, the Operating Partnership redeemed 8,000 units from three limited partners for $1.4 million in cash.

Item 6.  Reserved

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto that are included in this Annual Report on Form 10-K.

Overview

Simon Property Group, Inc. is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. REITs will generally not be liable for U.S. federal corporate income taxes as long as they distribute not less than 100% of their REIT taxable income. Simon Property Group, L.P. is our majority-owned Delaware partnership subsidiary that owns directly or indirectly all of our real estate properties and other assets. In this discussion, unless stated otherwise or the context otherwise requires, references to "Simon" mean Simon Property Group, Inc. and references to the "Operating Partnership" mean Simon Property Group, L.P.  References to "we," "us" and "our" mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership. According to the amended and restated Operating Partnership's partnership agreement, the Operating Partnership is required to pay all expenses of Simon.

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of December 31, 2024, we owned or held an interest in 194 income-producing properties in the United States, which consisted of 92 malls, 70 Premium Outlets, 14 Mills, six lifestyle centers, and 12 other retail properties in 37 states and Puerto Rico. We also own an 88% noncontrolling interest in The Taubman Realty Group, LLC, or TRG, which has an interest in 22 regional, super-regional, and outlet malls in the U.S. and Asia. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at several properties in the North America, Europe and Asia. Internationally, as of December 31, 2024, we had ownership in 35 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of December 31, 2024, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 14 countries in Europe. We also have interests in investments in retail operations (such as Catalyst Brands LLC, or Catalyst); an e-commerce venture (Rue Gilt Groupe, or RGG, which operates shop.simon.com), and Jamestown (a global real estate investment and management company), collectively, our other platform investments.

We generate the majority of our lease income from retail, dining, entertainment, and other tenants including consideration received from:

●	fixed minimum lease consideration and fixed common area maintenance (CAM) reimbursements, and
●	variable lease consideration primarily based on tenants’ reported sales, as well as reimbursements for real estate taxes, utilities, marketing and certain other items.

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

We invest in real estate properties to maximize total financial return which includes both operating cash flows and capital appreciation. We seek growth in earnings, funds from operations, or FFO, and cash flows by enhancing the profitability and operation of our properties and investments. We seek to accomplish this growth through the following:

●	attracting and retaining high quality tenants and utilizing economies of scale to reduce operating expenses,
●	expanding and re-tenanting existing highly productive locations at competitive rental rates,
●	selectively acquiring or increasing our interests in high quality real estate assets or portfolios of assets,
●	generating consumer traffic in our retail properties through marketing initiatives and strategic corporate alliances, and
●	selling selective non-core assets.

We also grow by generating supplemental revenues from the following activities:

●	establishing our properties as leading market resource providers for retailers and other businesses and consumer-focused corporate alliances, including national marketing alliances, static and digital media initiatives, business development, sponsorship, and events,
●	offering property operating services to our tenants and others, including waste handling and facility services, and the provision of energy services,
●	selling or leasing land adjacent to our properties, commonly referred to as “outlots” or “outparcels,” and
●	generating interest income on cash deposits and investments in loans, including those made to related entities.

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

To support our growth, we employ a three-fold capital strategy:

●	generate the capital necessary to fund growth,
●	maintain sufficient flexibility to access capital in many forms, both public and private, including but not limited to, having in place, the Operating Partnership’s $5.0 billion unsecured revolving credit facility, or the Credit Facility, its $3.5 billion supplemental unsecured revolving credit facility, or its Supplemental Facility, together, the Credit Facilities and its global unsecured commercial paper note program, or the Commercial Paper program, of $2.0 billion, or the non-U.S. dollar equivalent thereof, and
●	manage our overall financial structure in a fashion that preserves our investment grade credit ratings.

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

Results Overview

Diluted earnings per share and diluted earnings per unit increased $0.28 during 2024 to $7.26 as compared to $6.98 in 2023. The increase in diluted earnings per share and diluted earnings per unit was primarily attributable to:

●	improved operating performance and solid core business fundamentals in 2024, as discussed below,
●	increased lease income in 2024 of $225.4 million, or $0.60 per diluted share/unit,
●	a pre-tax gain during the first quarter of 2024 on the sale of all our remaining interests in Authentic Brands Group, or ABG, of $414.8 million, or $1.10 per diluted share/unit, and a non-cash pre-tax gain of $100.5 million, or $0.27 per diluted share/unit, during the fourth quarter of 2024 related to the acquisition by J.C. Penney of the retail operations of SPARC Group, partially offset by an other-than-temporary impairment charge of $57.0 million, or $0.15 per diluted share/unit, in the fourth quarter of 2024, representing our pre-development costs associated with an unconsolidated joint venture development project,
●	increased other income of $72.3 million, or $0.19 per diluted share/unit, primarily due to increased interest income of $76.4 million, or $0.20 per diluted share/unit, and an increase in land sales of $13.6 million, or $0.03 per diluted share/unit, partially offset by a decrease in distributions and other income of $17.7 million, or $0.05 per diluted share/unit,
●	decreased income and other tax expense of $58.6 million, or $0.16 per diluted share/unit, primarily due to transactional activity and unfavorable year-over-year results of operations from other platform investments,

●	decreased other expenses in 2024 of $38.2 million, or $0.10 per diluted share/unit, partially offset by
●	pre-tax gains in 2023 due to the disposal, exchange, or revaluation of equity interests of $362.0 million, or $0.96 per diluted share/unit, of which, $204.9 million, or $0.55 per diluted share/unit, was non-cash,
●	decreased income from unconsolidated entities of $168.3 million, or $0.45 per diluted share/unit, the majority of which is due to lower results of operations from other platform investments, partially offset by improved operations and core fundamentals in our other unconsolidated entities,
●	increased interest expense of $51.1 million, or $0.14 per diluted share/unit, primarily due to new USD and EUR bond issuances as well as increases to rates on variable rate mortgages,
●	increased property operating expenses in 2024 of $40.4 million, or $0.11 per diluted share/unit, and
●	an unrealized unfavorable change in fair value of publicly traded equity instruments and derivative instrument, net of $29.3 million, or $0.08 per diluted share/unit.

Portfolio NOI increased 4.6% in 2024 as compared to 2023. Average base minimum rent for U.S. Malls and Premium Outlets increased 2.5% to $58.26 psf as of December 31, 2024, from $56.82 psf as of December 31, 2023. Ending occupancy for our U.S. Malls and Premium Outlets increased 0.7% to 96.5% as of December 31, 2024, from 95.8% as of December 31, 2023, primarily due to strong leasing demand.

Our effective overall borrowing rate at December 31, 2024 on our consolidated indebtedness increased 13 basis points to 3.62% as compared to 3.49% at December 31, 2023. This increase was primarily due to an increase in the effective overall borrowing rate on the fixed rate debt of 14 basis points, due to increasing benchmark rates on new USD and EUR bond issuances. The weighted average years to maturity of our consolidated indebtedness was 8.1 years at December 31, 2024 and 2023.

Our financing activity for the year ended December 31, 2024 included:

●	completing, on October 1, 2024, the redemption at par of the Operating Partnerships $900 million 3.38% senior unsecure notes at maturity,
●	the Operating Partnership completing, on September 26, 2024, the issuance of $1.0 billion senior unsecured notes with a fixed interest rate of 4.75% and a maturity date of September 26, 2034,
●	amending, restating, and extending our Supplemental Facility on September 19, 2024,
●	completing, on September 13, 2024, the redemption at par of the Operating Partnership’s $1.0 billion 2.00% senior unsecured notes at maturity, and
●	completing, on February 1, 2024, the redemption at par of the Operating Partnerships $600 million 3.75% senior unsecured notes at maturity.

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

The following table sets forth these key operating statistics for domestic properties:

●	properties that are consolidated in our consolidated financial statements,
●	properties we account for under the equity method of accounting as joint ventures, and
●	the foregoing two categories of properties on a total portfolio basis.

		%/Basis Point		%/Basis Point
	2024	Change (1)	2023	Change (1)	2022
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	96.5%	80 bps	95.7%	80 bps	94.9%
Unconsolidated	96.6%	50 bps	96.1%	120 bps	94.9%
Total Portfolio	96.5%	70 bps	95.8%	90 bps	94.9%
Average Base Minimum Rent per Square Foot
Consolidated	$56.60	2.0%	$55.47	2.8%	$53.95
Unconsolidated	$63.12	4.2%	$60.59	3.8%	$58.36
Total Portfolio	$58.26	2.5%	$56.82	3.1%	$55.13
U.S. TRG:
Ending Occupancy	94.9%	-80 bps	95.7%	120 bps	94.5%
Average Base Minimum Rent per Square Foot	$68.06	4.7%	$65.01	5.3%	$61.76
The Mills:
Ending Occupancy	98.8%	100 bps	97.8%	-40 bps	98.2%
Average Base Minimum Rent per Square Foot	$37.95	4.3%	$36.38	4.3%	$34.89
(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the twelve months ended December 31, 2024, we signed 1,149 new leases and 2,549 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 13.5 million square feet, of which 10.4 million square feet related to consolidated properties. During the comparable period in 2023, we signed 1,185 new leases and 1,841 renewal leases with a fixed minimum rent, comprising approximately 10.9 million square feet, of which 8.3 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $66.61 per square foot in 2024 and $66.39 per square foot in 2023 with an average tenant allowance on new leases of $60.33 per square foot and $64.31 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	December 31,	%/basis point	December 31,	%/basis point	December 31,
	2024	Change	2023	Change	2022
Ending Occupancy	99.3%	-40 bps	99.7%	-10 bps	99.8%
Average Base Minimum Rent per Square Foot	¥5,511	0.31%	¥5,494	-4.93%	¥5,779

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

●	We, as a lessor, primarily under long-term leases, retain substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases. We accrue fixed lease income on a straight-line basis over the terms of the leases, when we believe substantially all lease income, including the related straight-line rent receivable, is probable of collection. Our assessment of collectability, primarily under long-term leases, incorporates available operational performance measures such as reported sales and the aging of billed amounts as well as other publicly available information with respect to our tenant’s financial condition, liquidity and capital resources. When a tenant seeks to reorganize its operations through bankruptcy proceedings, we assess the collectability of receivable balances including, among other things, the timing of a tenant’s bankruptcy filing and our expectations of the assumption by the tenant in bankruptcy proceeding of leases at the Company’s properties on substantially similar terms. In the event that we determine accrued receivables are not probable of collection, lease income will be recorded on a cash basis, with the corresponding tenant receivable and straight-line rent receivable charged as a direct write-off against lease income in the period of the change in our collectability determination.
●	We review investment properties for impairment on a property-by-property basis to identify and evaluate events or changes in circumstances which indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, changes in a property’s operational performance such as declining cash flows, occupancy or total reported sales per square foot, the Company’s intent and ability to hold the related asset, and, if applicable, the remaining time to maturity of underlying financing arrangements. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization during the anticipated holding period plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over our estimate of its fair value. We also review our investments, including investments in unconsolidated entities, to identify and evaluate whether events or changes in circumstances indicate that the carrying amount of our investments may not be recoverable. We will record an impairment charge if we determine the fair value of the investments are less than their carrying value and such impairment is other-than-temporary. Our evaluation of changes in economic or operating conditions and whether an impairment is other-than-temporary may include developing estimates of fair value, forecasted cash flows or operating income before depreciation and amortization. We estimate undiscounted cash flows and fair value, if applicable, using observable and unobservable data such as operating income, hold periods, estimated capitalization rates, or relevant market multiples, leasing prospects and local market information and whether certain impairments are other-than-temporary. Changes in economic and operating conditions, including changes in the financial condition of our tenants, and changes to our intent and ability to hold the related asset, that occur subsequent to our review of recoverability of investment property and other investments could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.
●	To maintain Simon’s status as a REIT, Simon must distribute at least 90% of its REIT taxable income in any given year and meet certain asset and income tests. We monitor our business and transactions that may potentially impact Simon’s REIT status. In the unlikely event that we fail to maintain Simon’s REIT status, and available relief provisions do not apply, Simon would be required to pay U.S. federal income taxes at regular corporate income tax rates during the period Simon did not qualify as a REIT. If Simon lost its REIT status, it could not elect to be taxed as a REIT for four taxable years following the year during which qualification was lost unless its failure was due to reasonable cause and certain other conditions were met. As a result, failing to maintain REIT status would result in a significant increase in the income tax expense recorded and paid during those periods.
●	In the period of a significant acquisition of real estate, we make estimates as part of our valuation of the purchase price of asset acquisitions (including the components of excess investment in joint ventures) to the various components of the acquisition based upon the relative fair value of each component. The most significant components of our real estate valuations are typically the determination of relative fair value to the buildings as-if-vacant, land and market value of in-place leases. In the case of the fair value of buildings and fair value of land and other intangibles, our estimates of the values of these components will affect the amount of depreciation or amortization we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the market value of in-place leases, we make our best estimates of the tenants’ ability to pay rents based upon the tenants’ operating performance at the property, including the competitive position of the property in its market as well as sales psf, rents psf, and overall occupancy cost for the tenants in place at the acquisition date. Our assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases.

Results of Operations

The following acquisitions, dispositions, and openings of consolidated properties affected our consolidated results in the comparative periods:

●	During the fourth quarter of 2024, we acquired the remaining interest in Smith Haven Mall from a joint venture partner, resulting in the consolidation of this property.
●	During the fourth quarter of 2024, we disposed of our interests in two consolidated retail properties.
●	On August 15, 2024, we opened Tulsa Premium Outlets, a 338,472 square foot center in Tulsa, Oklahoma. We own 100% of this center.
●	On February 6, 2024, we acquired an additional interest in Miami International Mall from a joint venture partner, resulting in the consolidation of this property.
●	On April 27, 2023, we opened Paris-Giverny Designer Outlet, a 228,000 square foot center in Vernon, France. We own a 74% interest in this center.
●	On June 17, 2022, we acquired an additional interest in Gloucester Premium Outlets from a joint venture partner, resulting in the consolidation of this property.
●	During the second quarter of 2022, we disposed of one retail property.

The following acquisitions, dispositions, and openings of noncontrolling interests in joint venture entities affected our income from unconsolidated entities in the comparative periods:

●	On December 19, 2024, J.C. Penney acquired the retail operations of SPARC Group and was renamed Catalyst Brands post transaction. As a result, we recognized a non-cash pre-tax gain of $100.5 million. After the transaction, we own a 31.3% noncontrolling interest in Catalyst. Additionally, we continue to hold a 33.3% noncontrolling interest in SPARC Holdings, the former owner of SPARC Group, which now primarily holds a 25% interest in Catalyst.
●	During the fourth quarter of 2024, we acquired additional 4% ownership in TRG for approximately $266.7 million by issuing 1,572,500 units in the Operating Partnership, bringing our noncontrolling interest in TRG to 88%.
●	During the first quarter of 2024, we disposed all of our remaining interest in ABG.
●	During 2023, ABG completed multiple capital transactions which resulted in the dilution of our ownership and multiple deemed disposals of a proportional interest of our investment. In addition, we sold a portion of our interest in ABG on November 29, 2023. These transactions reduced our ownership from 12.3% to 9.6% as of December 31, 2023.
●	During the third quarter of 2023, we disposed of our interest in one unconsolidated retail property through foreclosure in satisfaction of its $114.8 million non-recourse loan. We recognized no gain or loss in connection with this disposal.

●	During the third quarter of 2023, we acquired an additional 4% ownership in TRG for approximately $199.6 million by issuing 1,725,000 units in the Operating Partnership, bringing our noncontrolling ownership interest in TRG to 84%.
●	During the third quarter of 2023, SPARC Group issued equity to a third party resulting in the dilution of our ownership to 33.3% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $145.8 million.
●	During the fourth quarter of 2022, we disposed of one retail property.
●	During the fourth quarter of 2022, we sold to ABG all of our interests in the licensing venture of Eddie Bauer for additional interests in ABG. Our noncontrolling interest in ABG was approximately 12.3% after this transaction.
●	On December 19, 2022, we completed the acquisition of a 50% noncontrolling legal ownership interest in Jamestown, a global real estate investment and asset management company, as well as separate interests in certain real estate and working capital, for total cash consideration of $173.4 million.
●	On November 3, 2022, we opened Fukaya-Hanazono Premium Outlets, a 296,300 square foot center in Fukaya City, Japan. We own a 40% interest in this center.
●	During the third quarter of 2022, we disposed of one retail property.

For the purposes of the following comparisons between the years ended December 31, 2024 and 2023 and the years ended December 31, 2023 and 2022, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned and operated in both years in the year to year comparisons.

Year Ended December 31, 2024 vs. Year Ended December 31, 2023

Lease income increased $225.4 million, primarily due to an increase in fixed minimum lease consideration, higher occupancy, and the consolidation of two properties during 2024.

Other income increased $72.3 million, primarily due to a $76.4 million increase in interest income and a $13.6 million increase in land sale activity, partially offset by a decrease in franchise operations of $27.9 million.

Property operating expense increased $40.4 million as a result of inflationary cost increases and the consolidation of two properties.

Real estate taxes decreased $33.1 million primarily due to successful property tax appeals, the majority of which relates to prior years.

Advertising and promotion expense increased $17.2 million primarily due to increased programming expenses.

Home and regional office costs increased $15.7 million due to increased personnel and compensation costs.

Other expenses decreased $38.2 million primarily due to a decrease in franchise operations.

Interest expense increased $51.1 million primarily related to an increase of $81.8 million due to new USD unsecured bond issuances, an increase of $35.0 million due to the Euro exchangeable bond issuance in 2023, an increase of $6.1 million on secured debt and the effect of the balance increase of the Credit Facility during 2023 of $1.4 million, partially offset by a decrease of $46.1 million due to USD unsecured bond payoffs during 2024 and 2023, and a decrease of $27.1 million due to the Supplemental Facility repayment during 2023.

Gain due to disposal, exchange or revaluation of equity interests, net, increased $89.1 million primarily due to an increase of $414.8 million as a result of selling our remaining interest in ABG during 2024, a non-cash pre-tax $100.5 million gain due to the acquisition by J.C. Penney of the retail operations of SPARC Group, offset by the non-cash pre-tax gains on the deemed disposal of a portion of our investment in ABG of $59.1 million and SPARC Group of $145.8 million and our share of the gain on the sale of a portion of our ABG interest of $157.1 million during 2023, the other-than-temporary impairment charge of $57.0 million in 2024 representing pre-development costs associated with an unconsolidated joint venture development project, and a reduction in the carrying value of certain equity investments of $7.0 million in 2024.

Income and other tax expense decreased $58.6 million primarily due to results of operations from our other platform investments and transactions within our TRS, partially offset by the aforementioned ABG, J.C. Penney, and SPARC Group transactions which increased tax expense of $37.8 million year-over-year.

Income from unconsolidated entities decreased $168.3 million primarily due to lower results of operations from our other platform investments, partially offset by strong results and improved performance by our joint venture properties.

We recorded net non-cash unrealized losses of $17.4 million in 2024 compared to net non-cash unrealized gains of $11.9 million in 2023, as a result of mark-to-market activity on publicly traded equity instruments and the change in fair value of a derivative instrument.

During 2024, we recorded a net loss of $75.8 million, which is primarily related to the disposition of two retail properties for a net loss of $69.8 million, an impairment on a joint venture investment of $19.3 million and a $4.1 million loss on the disposition of certain assets by Klépierre, partially offset by a gain from the disposition of a property held in our TRG portfolio, our share of which was $10.6 million and a $4.6 million gain on excess insurance proceeds.  During 2023, we recorded an $11.2 million loss on the disposition of certain assets by Klépierre and an impairment on a joint venture property, our share of which was $8.6 million, partially offset by an $8.7 million gain on the disposition of certain assets by a joint venture investment and an $8.1 million gain on excess insurance proceeds.

Simon’s net income attributable to noncontrolling interests increased $24.2 million due to an increase in the net income of the Operating Partnership.

Year Ended December 31, 2023 vs. Year Ended December 31, 2022

Lease income increased $259.2 million, due to an increase in fixed lease income of $286.7 million primarily due to an increase in fixed minimum lease consideration and higher occupancy, partially offset by a decrease in variable lease income based on tenant reported sales of $27.5 million.

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

Liquidity and Capital Resources

Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised 0.9% of our total consolidated debt at December 31, 2024. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $4.1 billion in the aggregate during 2024. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents increased $231.4 million during 2024 to $1.4 billion as of December 31, 2024 as further discussed below.

On December 31, 2024, we had an aggregate available borrowing capacity of approximately $8.2 billion under the Credit Facilities, net of letters of credit of $8.6 million. For the year ended December 31, 2024, the maximum aggregate outstanding balance under the Credit Facilities was $325.1 million and the weighted average outstanding balance was $311.1 million. The weighted average interest rate was 5.29% for the year ended December 31, 2024.

Simon has historically had access to public equity markets and the Operating Partnership has historically had access to private and public, short and long-term unsecured debt markets and access to secured debt and private equity from institutional investors at the property level.

Our business model and Simon’s status as a REIT require us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. Simon may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand and availability under the Credit Facilities and the Commercial Paper program to address our debt maturities and capital needs through 2025.

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $4.1 billion during 2024. In addition, we had net repayments of debt from our debt financing and repayment activities of $1.9 billion in 2024. These activities are further discussed below under “Financing and Debt.” During 2024, we also:

●	paid stockholder dividends and unitholder distributions totaling approximately $3.0 billion and preferred unit distributions totaling $4.9 million,
●	funded consolidated capital expenditures of $755.6 million (including development and other costs of $75.3 million, redevelopment and expansion costs of $320.8 million, and tenant costs and other operational capital expenditures of $359.5 million),
●	funded the redemption of $42.3 million Operating Partnership units,
●	funded investments in unconsolidated entities of $112.7 million,
●	received net proceeds from the redemption of short-term investments of $1.0 billion,
●	received proceeds from the sale of equity instruments of $1.2 billion.

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

We expect to generate positive cash flow from operations in 2025, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our tenants. A significant deterioration in projected cash flows from operations, could cause us to increase our reliance on available funds from the Credit Facilities and Commercial Paper program, further curtail planned capital expenditures, or seek other additional sources of financing.

Financing and Debt

Unsecured Debt

At December 31, 2024, our unsecured debt consisted of $19.1 billion of senior unsecured notes of the Operating Partnership and $323.7 million outstanding under the Credit Facility.

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

The Supplemental Facility, has a borrowing capacity of $3.5 to $4.5 billion during its term subject to obtaining additional lender commitments and satisfying certain customary conditions precedent and provides for borrowings denominated in U.S. dollars, Euro, Yen, Pounds, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 100% of the maximum revolving credit amount, as defined. The initial maturity date of the Supplemental Facility is January 31, 2029 and can be extended for an additional year to January 31, 2030 at our sole option, subject to satisfying certain customary conditions precedent.

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

On December 31, 2024 we had an aggregate available borrowing capacity of $8.2 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Facilities during the year ended December 31, 2024 was $325.1 million and the weighted average outstanding balance was $311.1 million. Letters of credit of $8.6 million were outstanding under the Facilities as of December 31, 2024.

Under the Commercial Paper program, the Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness.  The Commercial Paper program is supported by the Credit Facilities, and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On December 31, 2024, we had no outstanding balance under the Commercial Paper program.  Borrowings under the Commercial Paper program reduce amounts otherwise available under the Credit Facilities.

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

On September 26, 2024, the Operating Partnership completed the issuance of $1.0 billion senior unsecured notes with a fixed interest rate of 4.75% and a maturity date of September 26, 2034.

On October 1, 2024, the Operating Partnership completed the redemption, at par, of its $900.0 million 3.38% senior unsecured notes at maturity.

Mortgage Debt

Total mortgage indebtedness was $5.0 billion and $5.2 billion at December 31, 2024 and 2023, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of December 31, 2024, we were in compliance with all covenants of our unsecured debt.

At December 31, 2024, our consolidated subsidiaries were the borrowers under 35 non-recourse mortgage notes secured by mortgages on 38 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At December 31, 2024, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of December 31, 2024 and 2023, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	December 31, 2024	Interest Rate(1)	December 31, 2023	Interest Rate(1)
Fixed Rate	$24,035,060	3.61%	$25,705,396	3.47%
Variable Rate	229,435	5.47%	328,027	5.91%
	$24,264,495	3.62%	$26,033,423	3.49%
(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations and Off-balance Sheet Arrangements

In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of December 31, 2024, and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities:

	2025	2026-2027	2028-2029	After 2029	Total
Long Term Debt (1)	$2,680,925	$7,347,478	$2,971,502	$11,410,002	$24,409,907
Interest Payments (2)	861,872	1,301,214	1,009,746	5,103,252	8,276,084
Lease Commitments (3)	36,358	72,773	72,885	923,037	1,105,053
(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	Variable rate interest payments are estimated based on the SOFR or other applicable rate at December 31, 2024.
(3)	Represents only the minimum non-cancellable lease period, excluding applicable lease extension and renewal options, unless reasonably certain of exercise.

Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 6 of the notes to the consolidated financial statements. Our joint ventures typically fund their cash needs through secured non-recourse debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of December 31, 2024, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $109.8 million. Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

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

Acquisitions.

On January 30, 2025, we completed the acquisition of a 100% interest in two luxury outlet destinations in Italy, one in Leccio, nearby Florence, and the other in Sanremo, on the Italian riviera.  The acquisition price was €350.0 million, subject to customary working capital adjustments.

During the fourth quarter of 2024, we acquired the remaining interest in Smith Haven Mall from a joint venture partner, resulting in the consolidation of this property.  The cash consideration for this transaction was $56.1 million, which includes cash acquired of $35.8 million. The property was subject to a $160.8 million 8.10% variable rate mortgage loan.  This mortgage loan was paid off prior to December 31, 2024.

On February 6, 2024 we acquired an additional interest in Miami International Mall from a joint venture partner, resulting in the consolidation of this property.  The cash consideration for this transaction was de minimis.  The property is subject to a $158.0 million 6.92% fixed rate mortgage loan.

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

During 2024, we disposed of our interests in two consolidated properties and one unconsolidated entity.  The combined total proceeds from these transactions were $55.2 million, resulting in a net loss of $67.2 million.

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

Joint Venture Formation Activity and Other Investment Activity

During the fourth quarter of 2024, J.C. Penney completed an all-equity transaction where it acquired the retail operations of SPARC Group, resulting in the recognition of a non-cash pre-tax gain by SPARC Holdings, our share of which, after eliminations, was $100.5 million, which is included in gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income. The combined business was renamed Catalyst post transaction. This non-cash investment activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $25.1 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income. As of December 31, 2024, we own a 31.3% noncontrolling interest in Catalyst. Additionally, we continue to hold a 33.3% noncontrolling interest in SPARC Holdings, the former owner of SPARC Group, which now primarily holds a 25% interest in Catalyst.

During the second quarter of 2024, we participated in the formation of a joint venture, Phoenix Retail, LLC, to acquire the Express Retail Company from the previous owner on June 21, 2024, in a bankruptcy proceeding, and operate Express and Bonobos direct-to-consumer business in the United States. There was no cash consideration transferred for our 39.4%, non-controlling interest and non-cash consideration was de minimis.

During the first quarter of 2024, we sold all of our remaining interest in ABG for cash proceeds of $1.2 billion, resulting in a pre-tax gain of $414.8 million, which is included in gain due to disposal, exchange, or revaluation of equity interests, net, in the consolidated statement of operations. In connection with this transaction, we recorded tax expense of $103.7 million, which is included in income and other expense in the consolidated statement of operations.

During the fourth quarter of 2023, we sold a portion of our interest in ABG, resulting in a pre-tax gain of $157.1 million, which is included in gain due to disposal, exchange, or revaluation of equity interests, net, in the consolidated statement of operations. In connection with this transaction, we recorded tax expense of $39.3 million which is included in income and other tax expense in the consolidated statement of operations and comprehensive income. Concurrently, ABG completed a capital transaction resulting in the dilution of our ownership to approximately 9.6% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $10.3 million, which is included in gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income. This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $2.6 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income.

During the fourth quarter of 2024, we acquired an additional 4% ownership in TRG for approximately $266.7 million by issuing 1,572,500 units in the Operating Partnership, bringing our noncontrolling ownership interest in TRG to 88%. In the third quarter of 2023, we acquired an additional 4% ownership in TRG for approximately $199.6 million by issuing 1,725,000 units in the Operating Partnership.  Neither transaction included or resulted in any change to the rights and obligations or decision making authority of the members of the TRG partnership.

During the third quarter of 2023, ABG completed a capital transaction resulting in the dilution of our ownership from approximately 11.8% to approximately 11.7% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $12.4 million, which is included in gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income. This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $3.1 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income.

During the second quarter of 2023, ABG completed a capital transaction resulting in a dilution of our ownership and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $36.4 million, which is included in gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income. This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $9.1 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income.

During the third quarter of 2023, SPARC Group issued equity to a third party resulting in the dilution of our ownership to 33.3% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $145.8 million, which is included in gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income. This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $36.9 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income.

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

Construction continues on certain redevelopment and new development projects in the U.S. and internationally that are nearing completion.  Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $1.3 billion.  Simon’s share of remaining net cash funding required to complete the new development and redevelopment projects currently under construction is approximately $552 million.  We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 8-10% for all of our new development, expansion and redevelopment projects.

Summary of Capital Expenditures.  The following table summarizes total capital expenditures on consolidated properties on a cash basis (in millions):

	2024	2023	2022
New Developments	$75	$156	$108
Redevelopments and Expansions	321	328	283
Tenant Allowances	191	209	207
Operational Capital Expenditures	169	100	52
Total	$756	$793	$650

International Development Activity

We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material. We expect our share of estimated committed capital for international development projects to be completed with projected delivery in 2025 or 2026 is $12 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes recently completed and new development and expansion projects as well as our share of the estimated total cost as of December 31, 2024 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected/Actual
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
New Development Projects:
Jakarta Premium Outlets	Jakarta, Indonesia	300,000	50%	IDR	931,782	$57.5	Mar. - 2025
Expansion:
Busan Premium Outlet Phase 2	Busan, South Korea	184,000	50%	KRW	72,933	$49.4	Opened Sep. - 2024
(1)	USD equivalent based upon December 31, 2024 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $2.10 per share in the fourth quarter of 2024 and $8.10 per share for the year ended December 31, 2024. The Operating Partnership paid distributions per unit for the same amounts. In 2023, Simon paid dividends of $1.90 and $7.45 per share for the three and twelve month periods ended December 31, 2023, respectively. The Operating Partnership paid distributions per unit for the same amounts. On February 4, 2025, Simon’s Board of Directors declared a quarterly cash dividend for the first quarter of 2025 of $2.10 per share, payable on March 31, 2025 to shareholders of record on March 10, 2025.  The distribution rate on units is equal to the dividend rate on common stock. In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On May 9, 2022, Simon’s Board of Directors authorized a common stock repurchase plan commencing on May 16, 2022.  Under the program, the Company could purchase up to $2.0 billion of its common stock during the two-year period ending May 16, 2024 in open market or privately negotiated transactions, at prices that the Company deemed appropriate and subject to market conditions, applicable law, and other factors deemed relevant in the Company’s sole discretion.  During the year ended December 31, 2023, Simon purchased 1,273,733 shares at an average price of $110.38 per share.  During the year ended December 31, 2022, Simon purchased 1,830,022 shares at an average price of $98.57 per share.  As Simon repurchased shares under this program, the Operating Partnership repurchased an equal number of units from Simon.

On February 8, 2024, Simon’s Board of Directors authorized a new common stock repurchase program which immediately replaced the prior repurchase program, where the Company may purchase up to $2.0 billion of its common stock over the next 24 months.  As of December 31, 2024, no shares had been purchased under the plan.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

Forward-Looking Statements

Certain statements made in this annual report on Form 10-K may be deemed "forward–looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in any forward–looking statements are based on reasonable assumptions, the Company can give no assurance that its expectations will be attained, and it is possible that the Company's actual results may differ materially from those indicated by these forward–looking statements due to a variety of risks, uncertainties, and other factors. Such factors include, but are not limited to: the intensely competitive market environment in the retail industry, including e-commerce; the inability to renew leases and relet vacant space at existing properties on favorable terms;  the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise; the potential loss of anchor stores or major tenants; an increase in vacant space at our properties; the loss of key management personnel; changes in economic and market conditions that may adversely affect the general retail environment, including but not limited to those caused by inflation, recessionary pressures, wars, escalating geopolitical tensions as a result of the war in Ukraine and the conflicts in the Middle East, and supply chain disruptions; the potential for violence, civil unrest, criminal activity or terrorist activities at our properties;  the availability of comprehensive insurance coverage; security breaches that could compromise our information technology or infrastructure; changes in market rates of interest; our international activities subjecting us to risks that are different from or greater than those associated with our domestic operations, including changes in foreign exchange rates; the impact of our substantial indebtedness on our future operations, including covenants in the governing agreements that impose restrictions on us that may affect our ability to operate freely; any disruption in the financial markets that may adversely affect our ability to access capital for growth and satisfy our ongoing debt service requirements; any change in our credit rating; our continued ability to maintain our status as a REIT; changes in tax laws or regulations that result in adverse tax consequences; risks associated with the acquisition, development, redevelopment, expansion, leasing and management of properties; the inability to lease newly developed properties on favorable terms; risks relating to our joint venture properties, including guarantees of certain joint venture indebtedness; reducing emissions of greenhouse gases; environmental liabilities; natural disasters; uncertainties regarding the impact of pandemics, epidemics or public health crises, and the associated governmental restrictions on our business, financial condition, results of operations, cash flow and liquidity; and general risks related to real estate investments, including the illiquidity of real estate investments.  The Company discusses these and other risks and uncertainties under the heading "Risk Factors" in Part 1, Item 1A of this Annual Report on Form 10-K.  The Company may update that discussion in subsequent other periodic reports, but except as required by law, the Company undertakes no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

We determine FFO based upon the definition set forth by the National Association of Real Estate Investment Trusts (“NAREIT”) Funds From Operations White Paper – 2018 Restatement.  Our main business includes acquiring, owning, operating, developing, and redeveloping real estate in conjunction with the rental of real estate.  Gains and losses of assets incidental to our main business are included in FFO.  We determine FFO to be our share of consolidated net income computed in accordance with GAAP:

●	excluding real estate related depreciation and amortization,
●	excluding gains and losses from extraordinary items,
●	excluding gains and losses from the acquisition of controlling interest, sale, disposal or property insurance recoveries of, or any impairment related to, depreciable retail operating properties,
●	plus the allocable portion of FFO of unconsolidated joint ventures based upon economic ownership interest, and
●	all determined on a consistent basis in accordance with GAAP.

We determine real estate FFO utilizing the definition of FFO as stated above excluding the impact of operations from

●	other platform investments, net of tax,
●	gain due to disposal, exchange, or revaluation of equity interests, net of tax, and
●	unrealized gains or losses in fair value of publicly traded equity instruments and derivative instrument.

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

	2024	2023	2022

	(in thousands)
Consolidated Net Income	$2,729,021	$2,617,018	$2,452,385
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	1,250,440	1,250,550	1,214,441
Our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments	848,188	841,862	845,784
Loss (gain) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	75,818	3,056	(5,647)
Net loss (income) attributable to noncontrolling interest holders in properties	1,641	1,336	(2,738)
Noncontrolling interests portion of depreciation and amortization, gain on consolidation of properties, and gain on disposal of properties	(23,367)	(22,719)	(18,234)
Preferred distributions and dividends	(4,897)	(5,237)	(5,252)
FFO of the Operating Partnership	$4,876,844	$4,685,866	$4,480,739
FFO allocable to limited partners	640,886	597,727	564,946
Dilutive FFO allocable to common stockholders	$4,235,958	$4,088,139	$3,915,793

FFO of the Operating Partnership	4,876,844	4,685,866	4,480,739
Gain due to disposal, exchange, or revaluation of equity interests, net of tax	(386,417)	(271,009)	(88,314)
Other platform investments, net of tax	88,902	6,166	(181,262)
Unrealized losses (gains) in fair value of publicly traded equity instruments and derivative instrument, net	17,392	(11,892)	61,204
Real Estate FFO	$4,596,721	$4,409,131	$4,272,367

Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$7.26	$6.98	$6.52
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments, net of noncontrolling interests portion of depreciation and amortization	5.53	5.52	5.44
Loss (gain) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	0.20	0.01	(0.01)
Diluted FFO per share	$12.99	$12.51	$11.95
Gain due to disposal, exchange, or revaluation of equity interests, net of tax	(1.03)	(0.72)	$(0.24)
Other platform investments, net of tax	0.23	0.02	(0.48)
Unrealized losses (gains) in fair value of publicly traded equity instruments and derivative instrument, net	0.05	(0.03)	0.16
Real Estate FFO per share	$12.24	$11.78	$11.39
Basic and Diluted weighted average shares outstanding	326,097	326,808	327,817
Weighted average limited partnership units outstanding	49,338	47,782	47,295
Basic and Diluted weighted average shares and units outstanding	375,435	374,590	375,112

The following schedule reconciles consolidated net income to our beneficial share of NOI.

	For the Year
	Ended December 31,
	2024	2023

	(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$2,729,021	$2,617,018
Income and other tax expense	23,262	81,874
Gain due to disposal, exchange, or revaluation of equity interests, net	(451,172)	(362,019)
Interest expense	905,797	854,648
Income from unconsolidated entities	(207,322)	(375,663)
Unrealized losses (gains) in fair value of publicly traded equity instruments and derivative instrument, net	17,392	(11,892)
Loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	75,818	3,056
Operating Income Before Other Items	3,092,796	2,807,022
Depreciation and amortization	1,265,340	1,262,107
Home and regional office costs	223,277	207,618
General and administrative	44,743	38,513
Other expenses (1)	818	320
NOI of consolidated entities	$4,626,974	$4,315,580
Less: Noncontrolling interest partners share of NOI	(32,605)	(30,918)
Beneficial NOI of consolidated entities	$4,594,369	$4,284,662
Reconciliation of NOI of unconsolidated entities:
Net Income	$707,246	$853,986
Interest expense	711,402	685,193
Loss (gain) on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	36,536	(20,529)
Operating Income Before Other Items	1,455,184	1,518,650
Depreciation and amortization	636,218	656,089
Other expenses (2)	73,152	143
NOI of unconsolidated entities	$2,164,554	$2,174,882
Less: Joint Venture partners share of NOI	(1,134,573)	(1,132,334)
Beneficial NOI of unconsolidated entities	$1,029,981	$1,042,548
Add: Beneficial interest of NOI from TRG	533,009	503,858
Add: Beneficial interest of NOI from other platform investments and investments	208,043	399,341
Beneficial interest of Combined NOI	$6,365,402	$6,230,409
Less: Beneficial interest of Corporate and Other NOI Sources (3)	319,090	319,830
Less: Beneficial interest of NOI from other platform investments (4)	(33,977)	91,303
Less: Beneficial interest of NOI from Investments (5)	239,063	232,919
Beneficial interest of Portfolio NOI	$5,841,226	$5,586,357
Beneficial interest of Portfolio NOI Change	4.6%
(1)	Represents the write-off of pre-development costs in consolidated entities.
(2)	Represents the gross amount of write-offs at unconsolidated entities of pre-development costs, our share of which was $57.0 million and $0.1 million, including costs that SPG has capitalized outside of the venture, for the year ended December 31, 2024 and 2023, respectively.
(3)	Includes income components excluded from portfolio NOI and domestic property NOI (domestic lease termination income, interest income, land sale gains, straight line lease income, above/below market lease adjustments), Simon management company revenues, foreign exchange impact, and other assets.
(4)	Other platform investments include retail operations (Catalyst), an e-commerce company (Rue Gilt Groupe, or RGG), and a global real estate investment and management company (Jamestown).
(5)	Includes our share of NOI of Klépierre (at constant currency) and other corporate investments.

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

Our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily SOFR. Based upon consolidated indebtedness and interest rates at December 31, 2024, a 50 basis point increase in the market rates of interest would decrease future earnings and cash flows by approximately $0.7 million, and would decrease the fair value of debt by approximately $756.6 million.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Simon Property Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Simon Property Group, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Simon Property Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

Indianapolis, Indiana February 21, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Simon Property Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simon Property Group, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

Evaluation of Investment Properties for Impairment
Description of the Matter

At December 31, 2024, the Company’s consolidated net investment properties totaled $21.2 billion. As discussed in Note 3 to the consolidated financial statements, the Company reviews investment properties for impairment on a property-by-property basis to identify and evaluate events or changes in circumstances that indicate the carrying value of an investment property may not be recoverable. The Company estimates undiscounted cash flows of an investment property using observable and unobservable inputs such as forecasted operating income before depreciation and amortization over an estimated hold period, estimated capitalization rates, leasing prospects and local market information.

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

Evaluation of Investments in Unconsolidated Entities for Impairment
Description of the Matter

At December 31, 2024, the carrying value of the Company’s investments in unconsolidated entities and its investments in Klépierre and TRG totaled $7.1 billion. As explained in Note 3 to the consolidated financial statements, the Company reviews investments in unconsolidated entities for impairment if events or changes in circumstances indicate that the carrying value of an investment in an unconsolidated entity may not be recoverable. To identify and evaluate whether an other-than-temporary decline in the fair value of an investment below its carrying value has occurred, the Company assesses economic and operating conditions that may affect the fair value of the investment. The evaluation of operating conditions may include developing estimates of forecasted cash flows or operating income before depreciation and amortization to support the recoverability of the carrying amount of the investment. When required, the Company estimates the fair value of an investment and assesses whether any impairment is other than temporary using observable and unobservable inputs such as forecasted operating income before depreciation and amortization, estimated capitalization rates, or relevant market multiples, leasing prospects and local market information.

Auditing management’s evaluation of investments in unconsolidated entities for impairment was complex due to the estimation uncertainty in determining the forecasted cash flows, operating income before depreciation and amortization, estimated fair value of investments and whether any decline in fair value below the related investment’s carrying amount is other-than-temporary. In particular, the impairment evaluation for these investments was sensitive to significant assumptions such as forecasted cash flows, which incorporate operating income before depreciation and amortization, relevant market multiples, and capitalization rates, all of which can be affected by expectations about future market or economic conditions, demand, and competition.

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

Indianapolis, Indiana February 21, 2025

Report of Independent Registered Public Accounting Firm

To the Partners of Simon Property Group, L.P. and the Board of Directors of Simon Property Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Simon Property Group, L.P.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Simon Property Group, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

Indianapolis, Indiana February 21, 2025

Report of Independent Registered Public Accounting Firm

To the Partners of Simon Property Group, L.P. and the Board of Directors of Simon Property Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simon Property Group, L.P. (the Partnership) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

Evaluation of Investment Properties for Impairment
Description of the Matter

At December 31, 2024, the Partnership’s consolidated net investment properties totaled $21.2 billion. As discussed in Note 3 to the consolidated financial statements, the Partnership reviews investment properties for impairment on a property-by-property basis to identify and evaluate events or changes in circumstances that indicate the carrying value of an investment property may not be recoverable. The Partnership estimates undiscounted cash flows of an investment property using observable and unobservable inputs such as forecasted operating income before depreciation and amortization over an estimated hold period, estimated capitalization rates, leasing prospects and local market information.

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

Evaluation of Investments in Unconsolidated Entities for Impairment
Description of the Matter

At December 31, 2024, the carrying value of the Partnership’s investments in unconsolidated entities and its investments in Klépierre and TRG totaled $7.1 billion. As explained in Note 3 to the consolidated financial statements, the Partnership reviews investments in unconsolidated entities for impairment if events or changes in circumstances indicate that the carrying value of an investment in an unconsolidated entity may not be recoverable. To identify and evaluate whether an other-than-temporary decline in the fair value of an investment below its carrying value has occurred, the Partnership assesses economic and operating conditions that may affect the fair value of the investment. The evaluation of operating conditions may include developing estimates of forecasted cash flows or operating income before depreciation and amortization to support the recoverability of the carrying amount of the investment. When required, the Partnership estimates the fair value of an investment and assesses whether any impairment is other than temporary using observable and unobservable inputs such as forecasted operating income before depreciation and amortization, estimated capitalization rates, or relevant market multiples, leasing prospects and local market information.

Auditing management’s evaluation of investments in unconsolidated entities for impairment was complex due to the estimation uncertainty in determining the forecasted cash flows, operating income before depreciation and amortization, estimated fair value investments and whether any decline in fair value below the related investment’s carrying amount is other-than-temporary. In particular, the impairment evaluation for these investments was sensitive to significant assumptions such as forecasted cash flows, which incorporate operating income before depreciation and amortization, relevant market multiples, and capitalization rates, all of which can be affected by expectations about future market or economic conditions, demand, and competition.

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

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2002. Indianapolis, Indiana February 21, 2025

Simon Property Group, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	December 31,	December 31,
	2024	2023
ASSETS:
Investment properties, at cost	$40,242,392	$39,285,138
Less - accumulated depreciation	19,047,078	17,716,788
	21,195,314	21,568,350
Cash and cash equivalents	1,400,345	1,168,991
Short-term investments	—	1,000,000
Tenant receivables and accrued revenue, net	796,513	826,126
Investment in TRG, at equity	3,069,297	3,049,719
Investment in Klépierre, at equity	1,384,267	1,527,872
Investment in other unconsolidated entities, at equity	2,670,739	3,540,648
Right-of-use assets, net	519,607	484,073
Deferred costs and other assets	1,369,609	1,117,716
Total assets	$32,405,691	$34,283,495
LIABILITIES:
Mortgages and unsecured indebtedness	$24,264,495	$26,033,423
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,712,465	1,693,248
Cash distributions and losses in unconsolidated entities, at equity	1,680,431	1,760,922
Dividend payable	2,410	1,842
Lease liabilities	520,283	484,861
Other liabilities	626,155	621,601
Total liabilities	28,806,239	30,595,897
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests	184,729	195,949
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	40,778	41,106
Common stock, $0.0001 par value, 511,990,000 shares authorized, 342,945,839 and 342,895,886 issued and outstanding, respectively	33	33
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	11,583,051	11,406,236
Accumulated deficit	(6,382,515)	(6,095,576)
Accumulated other comprehensive loss	(193,026)	(172,787)
Common stock held in treasury, at cost, 16,675,701 and 16,983,364 shares, respectively	(2,106,396)	(2,156,178)
Total stockholders’ equity	2,941,925	3,022,834
Noncontrolling interests	472,798	468,815
Total equity	3,414,723	3,491,649
Total liabilities and equity	$32,405,691	$34,283,495

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Year
	Ended December 31,
	2024	2023	2022
REVENUE:
Lease income	$5,389,760	$5,164,335	$4,905,175
Management fees and other revenues	133,250	125,995	116,904
Other income	440,788	368,506	269,368
Total revenue	5,963,798	5,658,836	5,291,447
EXPENSES:
Property operating	529,753	489,346	464,135
Depreciation and amortization	1,265,340	1,262,107	1,227,371
Real estate taxes	408,641	441,783	443,224
Repairs and maintenance	105,020	97,257	93,595
Advertising and promotion	144,551	127,346	107,793
Home and regional office costs	223,277	207,618	184,592
General and administrative	44,743	38,513	34,971
Other	149,677	187,844	152,213
Total operating expenses	2,871,002	2,851,814	2,707,894
OPERATING INCOME BEFORE OTHER ITEMS	3,092,796	2,807,022	2,583,553
Interest expense	(905,797)	(854,648)	(761,253)
Gain due to disposal, exchange, or revaluation of equity interests, net (Notes 3 and 6)	451,172	362,019	121,177
Income and other tax expense	(23,262)	(81,874)	(83,512)
Income from unconsolidated entities	207,322	375,663	647,977
Unrealized (losses) gains in fair value of publicly traded equity instruments and derivative instrument, net	(17,392)	11,892	(61,204)
(Loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(75,818)	(3,056)	5,647
CONSOLIDATED NET INCOME	2,729,021	2,617,018	2,452,385
Net income attributable to noncontrolling interests	358,125	333,892	312,850
Preferred dividends	3,337	3,337	3,337
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,367,559	$2,279,789	$2,136,198
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$7.26	$6.98	$6.52

Consolidated Net Income	$2,729,021	$2,617,018	$2,452,385
Unrealized gain on derivative hedge agreements	16,491	18,350	54,808
Net gain reclassified from accumulated other comprehensive loss into earnings	(5,623)	(4,084)	(1,595)
Currency translation adjustments	(34,282)	(26,513)	(28,119)
Changes in available-for-sale securities and other	(923)	2,254	(2,009)
Comprehensive income	2,704,684	2,607,025	2,475,470
Comprehensive income attributable to noncontrolling interests	354,028	331,814	315,622
Comprehensive income attributable to common stockholders	$2,350,656	$2,275,211	$2,159,848

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year
	Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$2,729,021	$2,617,018	$2,452,385
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	1,359,861	1,333,584	1,292,113
Loss (gain) on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	75,818	3,056	(5,647)
Gain due to disposal, exchange, or revaluation of equity interests, net	(451,172)	(362,019)	(121,177)
Unrealized losses (gains) in fair value of publicly traded equity instruments and derivative instrument, net	17,392	(11,892)	61,204
Straight-line lease loss	802	9,866	25,234
Equity in income of unconsolidated entities	(207,322)	(375,663)	(647,977)
Distributions of income from unconsolidated entities	362,734	458,709	561,583
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	36,161	(11,802)	63,350
Deferred costs and other assets	(235,884)	24,423	(104,567)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	127,244	245,513	190,103
Net cash provided by operating activities	3,814,655	3,930,793	3,766,604
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(56,105)	(65,829)	(203,364)
Funding of loans to related parties	(111,000)	(15,250)	(132,857)
Repayments of loans to related parties	82,289	16,188	82,371
Capital expenditures, net	(755,584)	(793,283)	(650,024)
Cash impact from the consolidation of properties	46,228	—	20,988
Net proceeds from sale of assets	55,203	—	59,658
Investments in unconsolidated entities	(112,655)	(83,961)	(235,792)
Purchase of short-term investments	(600,000)	(1,000,000)	—
Proceeds from redemption of short-term investments	1,600,000	—	—
Purchase of equity instruments	(241,186)	(31,742)	(66,140)
Proceeds from sale of equity instruments	1,183,528	304,129	26,086
Insurance proceeds for property restoration	4,587	7,427	—
Distributions of capital from unconsolidated entities and other	313,016	299,140	472,510
Net cash provided by (used in) investing activities	1,408,321	(1,363,181)	(626,564)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(328)	(328)	(328)
Purchase of shares related to stock grant recipients' tax withholdings	(10,558)	(5,795)	(6,788)
Redemption of limited partner units	(42,293)	(13,524)	(1,852)
Purchase of treasury stock	—	(140,593)	(180,387)
Preferred unit redemptions	(7,500)	(2,500)	—
Proceeds from (establishment of) trust account for special purpose acquisition company	—	—	345,000
Liquidation of special purpose acquisition company	—	—	(345,000)
Distributions to noncontrolling interest holders in properties	(21,049)	(41,956)	(27,741)
Contributions from noncontrolling interest holders in properties	9,807	9,813	29,681
Preferred distributions of the Operating Partnership	(1,560)	(1,900)	(1,915)
Preferred dividends and distributions to stockholders	(2,645,213)	(2,439,233)	(2,264,007)
Distributions to limited partners	(399,186)	(355,548)	(326,550)
Proceeds from issuance of debt, net of transaction costs	1,095,546	3,629,840	3,449,403
Repayments of debt	(2,969,288)	(2,658,525)	(3,721,864)
Net cash used in financing activities	(4,991,622)	(2,020,249)	(3,052,348)
INCREASE IN CASH AND CASH EQUIVALENTS	231,354	547,363	87,692
CASH AND CASH EQUIVALENTS, beginning of period	1,168,991	621,628	533,936
CASH AND CASH EQUIVALENTS, end of period	$1,400,345	$1,168,991	$621,628

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated Other
			Comprehensive	Capital in		Common Stock
	Preferred	Common	Income	Excess of Par	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	(Loss)	Value	Deficit	Treasury	Interests	Equity

Balance at December 31, 2021	$41,763	$34	$(185,186)	$11,212,990	$(5,823,708)	$(1,884,441)	$491,533	$3,852,985
Exchange of limited partner units (2,680 common shares, Note 8)				27			(27)	—
Series J preferred stock premium amortization	(328)							(328)
Stock incentive program (208,063 common shares, net)				(27,637)		27,637		—
Redemption of limited partner units (14,740 units)				(1,708)			(144)	(1,852)
Amortization of stock incentive				23,670				23,670
Treasury stock purchase (1,830,022 shares)						(180,387)		(180,387)
Long-term incentive performance units							14,845	14,845
Issuance of unit equivalents and other (46,555 common shares repurchased)				(2,769)	21,206	(6,788)	10,600	22,249
Unrealized gain on hedging activities			47,888				6,920	54,808
Currency translation adjustments			(24,427)				(3,692)	(28,119)
Changes in available-for-sale securities and other			(1,755)				(254)	(2,009)
Net gain reclassified from accumulated other comprehensive loss into earnings			(1,393)				(202)	(1,595)
Other comprehensive income			20,313				2,772	23,085
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				28,308			(28,308)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(2,264,007)		(326,550)	(2,590,557)
Distribution to other noncontrolling interest partners							(1,362)	(1,362)
Net income, excluding $1,915 attributable to preferred interests in the Operating Partnership and $1,166 attributable to noncontrolling redeemable interests in properties					2,139,535		309,769	2,449,304
Balance at December 31, 2022	$41,435	$34	$(164,873)	$11,232,881	$(5,926,974)	$(2,043,979)	$473,128	$3,611,652
Issuance of limited partner units (1,725,000 units)							197,426	197,426
Series J preferred stock premium amortization	(329)							(329)
Stock incentive program (291,122 common shares, net)				(34,189)		34,189		—
Redemption of limited partner units (114,241 units)				(12,483)			(1,041)	(13,524)
Amortization of stock incentive				32,468				32,468
Treasury stock purchase (1,273,733 shares)						(140,593)		(140,593)
Long-term incentive performance units							14,739	14,739
Issuance of unit equivalents and other (50,658 common shares repurchased)		(1)		146	(12,495)	(5,795)	2,026	(16,119)
Unrealized gain on hedging activities			15,784				2,566	18,350
Currency translation adjustments			(22,116)				(4,397)	(26,513)
Changes in available-for-sale securities and other			1,969				285	2,254
Net gain reclassified from accumulated other comprehensive loss into earnings			(3,551)				(533)	(4,084)
Other comprehensive income			(7,914)				(2,079)	(9,993)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				187,413			(187,413)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(2,439,233)		(355,548)	(2,794,781)
Distribution to other noncontrolling interest partners							(6,361)	(6,361)
Net income, excluding $1,900 attributable to preferred interests in the Operating Partnership and a $1,946 loss attributable to noncontrolling redeemable interests in properties					2,283,126		333,938	2,617,064
Balance at December 31, 2023	$41,106	$33	$(172,787)	$11,406,236	$(6,095,576)	$(2,156,178)	$468,815	$3,491,649

			Accumulated Other
			Comprehensive	Capital in		Common Stock
	Preferred	Common	Income	Excess of Par	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	(Loss)	Value	Deficit	Treasury	Interests	Equity
Exchange of limited partner units (55,000 common shares, Note 8)				490			(490)	—
Issuance of limited partner units (1,572,500 units)							266,665	266,665
Series J preferred stock premium amortization	(328)							(328)
Stock incentive program (372,495 common shares, net)				(60,340)		60,340		—
Redemption of limited partner units (288,350 units)				(39,662)			(2,631)	(42,293)
Amortization of stock incentive				31,678				31,678
Long-term incentive performance units							30,030	30,030
Issuance of unit equivalents and other (69,879 common shares repurchased)				(2)	(12,622)	(10,558)	3,720	(19,462)
Unrealized gain on hedging activities			14,039				2,452	16,491
Currency translation adjustments			(28,613)				(5,669)	(34,282)
Changes in available-for-sale securities and other			(799)				(124)	(923)
Net gain reclassified from accumulated other comprehensive loss into earnings			(4,866)				(757)	(5,623)
Other comprehensive income			(20,239)				(4,098)	(24,337)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				244,651			(244,651)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(2,645,213)		(399,186)	(3,044,399)
Distribution to other noncontrolling interest partners							(5,125)	(5,125)
Net income, excluding $1,560 attributable to preferred interests in the Operating Partnership and a $3,184 loss attributable to noncontrolling redeemable interests in properties					2,370,896		359,749	2,730,645
Balance at December 31, 2024	$40,778	$33	$(193,026)	$11,583,051	$(6,382,515)	$(2,106,396)	$472,798	$3,414,723

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	December 31,	December 31,
	2024	2023
ASSETS:
Investment properties, at cost	$40,242,392	$39,285,138
Less — accumulated depreciation	19,047,078	17,716,788
	21,195,314	21,568,350
Cash and cash equivalents	1,400,345	1,168,991
Short-term investments	—	1,000,000
Tenant receivables and accrued revenue, net	796,513	826,126
Investment in TRG, at equity	3,069,297	3,049,719
Investment in Klépierre, at equity	1,384,267	1,527,872
Investment in other unconsolidated entities, at equity	2,670,739	3,540,648
Right-of-use assets, net	519,607	484,073
Deferred costs and other assets	1,369,609	1,117,716
Total assets	$32,405,691	$34,283,495
LIABILITIES:
Mortgages and unsecured indebtedness	$24,264,495	$26,033,423
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,712,465	1,693,248
Cash distributions and losses in unconsolidated entities, at equity	1,680,431	1,760,922
Distribution payable	2,410	1,842
Lease liabilities	520,283	484,861
Other liabilities	626,155	621,601
Total liabilities	28,806,239	30,595,897
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests	184,729	195,949
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	40,778	41,106
General Partner, 326,278,138 and 325,920,522 units outstanding, respectively	2,901,147	2,981,728
Limited Partners, 50,759,627 and 48,913,717 units outstanding, respectively	451,339	447,494
Total partners’ equity	3,393,264	3,470,328
Nonredeemable noncontrolling interests in properties, net	21,459	21,321
Total equity	3,414,723	3,491,649
Total liabilities and equity	$32,405,691	$34,283,495

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Year
	Ended December 31,
	2024	2023	2022
REVENUE:
Lease income	$5,389,760	$5,164,335	$4,905,175
Management fees and other revenues	133,250	125,995	116,904
Other income	440,788	368,506	269,368
Total revenue	5,963,798	5,658,836	5,291,447
EXPENSES:
Property operating	529,753	489,346	464,135
Depreciation and amortization	1,265,340	1,262,107	1,227,371
Real estate taxes	408,641	441,783	443,224
Repairs and maintenance	105,020	97,257	93,595
Advertising and promotion	144,551	127,346	107,793
Home and regional office costs	223,277	207,618	184,592
General and administrative	44,743	38,513	34,971
Other	149,677	187,844	152,213
Total operating expenses	2,871,002	2,851,814	2,707,894
OPERATING INCOME BEFORE OTHER ITEMS	3,092,796	2,807,022	2,583,553
Interest expense	(905,797)	(854,648)	(761,253)
Gain due to disposal, exchange, or revaluation of equity interests, net (Notes 3 and 6)	451,172	362,019	121,177
Income and other tax expense	(23,262)	(81,874)	(83,512)
Income from unconsolidated entities	207,322	375,663	647,977
Unrealized (losses) gains in fair value of publicly traded equity instruments and derivative instrument, net	(17,392)	11,892	(61,204)
(Loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(75,818)	(3,056)	5,647
CONSOLIDATED NET INCOME	2,729,021	2,617,018	2,452,385
Net (loss) income attributable to noncontrolling interests	(1,641)	(1,336)	2,738
Preferred unit requirements	4,897	5,237	5,252
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$2,725,765	$2,613,117	$2,444,395
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$2,367,559	$2,279,789	$2,136,198
Limited Partners	358,206	333,328	308,197
Net income attributable to unitholders	$2,725,765	$2,613,117	$2,444,395
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$7.26	$6.98	$6.52

Consolidated Net Income	$2,729,021	$2,617,018	$2,452,385
Unrealized gain on derivative hedge agreements	16,491	18,350	54,808
Net gain reclassified from accumulated other comprehensive loss into earnings	(5,623)	(4,084)	(1,595)
Currency translation adjustments	(34,282)	(26,513)	(28,119)
Changes in available-for-sale securities and other	(923)	2,254	(2,009)
Comprehensive income	2,704,684	2,607,025	2,475,470
Comprehensive income loss attributable to noncontrolling interests	1,543	610	1,572
Comprehensive income attributable to unitholders	$2,703,141	$2,606,415	$2,473,898

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year
	Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$2,729,021	$2,617,018	$2,452,385
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	1,359,861	1,333,584	1,292,113
Loss (gain) on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	75,818	3,056	(5,647)
Gain due to disposal, exchange, or revaluation of equity interests, net	(451,172)	(362,019)	(121,177)
Unrealized losses (gains) in fair value of publicly traded equity instruments and derivative instrument, net	17,392	(11,892)	61,204
Straight-line lease loss	802	9,866	25,234
Equity in income of unconsolidated entities	(207,322)	(375,663)	(647,977)
Distributions of income from unconsolidated entities	362,734	458,709	561,583
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	36,161	(11,802)	63,350
Deferred costs and other assets	(235,884)	24,423	(104,567)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	127,244	245,513	190,103
Net cash provided by operating activities	3,814,655	3,930,793	3,766,604
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(56,105)	(65,829)	(203,364)
Funding of loans to related parties	(111,000)	(15,250)	(132,857)
Repayments of loans to related parties	82,289	16,188	82,371
Capital expenditures, net	(755,584)	(793,283)	(650,024)
Cash impact from the consolidation of properties	46,228	—	20,988
Net proceeds from sale of assets	55,203	—	59,658
Investments in unconsolidated entities	(112,655)	(83,961)	(235,792)
Purchase of short-term investments	(600,000)	(1,000,000)	—
Proceeds from redemption of short-term investments	1,600,000	—	—
Purchase of equity instruments	(241,186)	(31,742)	(66,140)
Proceeds from sale of equity instruments	1,183,528	304,129	26,086
Insurance proceeds for property restoration	4,587	7,427	—
Distributions of capital from unconsolidated entities and other	313,016	299,140	472,510
Net cash provided by (used in) investing activities	1,408,321	(1,363,181)	(626,564)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(328)	(328)	(328)
Purchase of units related to stock grant recipients' tax withholdings	(10,558)	(5,795)	(6,788)
Redemption of limited partner units	(42,293)	(13,524)	(1,852)
Purchase of general partner units	—	(140,593)	(180,387)
Preferred unit redemptions	(7,500)	(2,500)	—
Proceeds from (establishment of) trust account for special purpose acquisition company	—	—	345,000
Liquidation of special purpose acquisition company	—	—	(345,000)
Distributions to noncontrolling interest holders in properties	(21,049)	(41,956)	(27,741)
Contributions from noncontrolling interest holders in properties	9,807	9,813	29,681
Partnership distributions	(3,045,959)	(2,796,681)	(2,592,472)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	1,095,546	3,629,840	3,449,403
Mortgage and unsecured indebtedness principal payments	(2,969,288)	(2,658,525)	(3,721,864)
Net cash used in financing activities	(4,991,622)	(2,020,249)	(3,052,348)
INCREASE IN CASH AND CASH EQUIVALENTS	231,354	547,363	87,692
CASH AND CASH EQUIVALENTS, beginning of period	1,168,991	621,628	533,936
CASH AND CASH EQUIVALENTS, end of period	$1,400,345	$1,168,991	$621,628

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	Interests	Equity

Balance at December 31, 2021	$41,763	$3,319,689	$477,292	$14,241	$3,852,985
Series J preferred stock premium and amortization	(328)				(328)
Limited partner units exchanged to common units (2,680 units)		27	(27)		—
Stock incentive program (208,063 common units, net)		—			—
Amortization of stock incentive		23,670			23,670
Redemption of limited partner units (14,740 units)		(1,708)	(144)		(1,852)
Treasury unit purchase (1,830,022 units)		(180,387)			(180,387)
Long-term incentive performance units			14,845		14,845
Issuance of unit equivalents and other (72,442 LTIP units and 46,555 common units)		11,649	(1)	10,601	22,249
Unrealized gain on hedging activities		47,888	6,920		54,808
Currency translation adjustments		(24,427)	(3,692)		(28,119)
Changes in available-for-sale securities and other		(1,755)	(254)		(2,009)
Net gain reclassified from accumulated other comprehensive loss into earnings		(1,393)	(202)		(1,595)
Other comprehensive income		20,313	2,772		23,085
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		28,308	(28,308)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(2,260,670)	(326,550)	(1,362)	(2,591,919)
Net income, excluding preferred distributions on temporary equity preferred units of $1,915 and $1,166 attributable to noncontrolling redeemable interests in properties	3,337	2,136,198	308,197	1,572	2,449,304
Balance at December 31, 2022	$41,435	$3,097,089	$448,076	$25,052	$3,611,652
Issuance of limited partner units (1,725,000 units)			197,426		197,426
Series J preferred stock premium and amortization	(329)				(329)
Stock incentive program (291,122 common units, net)		—			—
Amortization of stock incentive		32,468			32,468
Redemption of limited partner units (114,241 units)		(12,483)	(1,041)		(13,524)
Treasury unit purchase (1,273,733 units)		(140,593)			(140,593)
Long-term incentive performance units			14,739		14,739
Issuance of unit equivalents and other (50,658 common units)		(18,145)	6	2,020	(16,119)
Unrealized gain on hedging activities		15,784	2,566		18,350
Currency translation adjustments		(22,116)	(4,397)		(26,513)
Changes in available-for-sale securities and other		1,969	285		2,254
Net gain reclassified from accumulated other comprehensive loss into earnings		(3,551)	(533)		(4,084)
Other comprehensive income		(7,914)	(2,079)		(9,993)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		187,413	(187,413)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(2,435,896)	(355,548)	(6,361)	(2,801,142)
Net income, excluding preferred distributions on temporary equity preferred units of $1,900 and a $1,946 loss attributable to noncontrolling redeemable interests in properties	3,337	2,279,789	333,328	610	2,617,064
Balance at December 31, 2023	$41,106	$2,981,728	$447,494	$21,321	$3,491,649

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	Interests	Equity
Issuance of limited partner units (1,572,500 units)			266,665		266,665
Series J preferred stock premium and amortization	(328)				(328)
Limited partner units exchanged to common units (55,000 units)		490	(490)		—
Stock incentive program (372,495 common units, net)		—			—
Amortization of stock incentive		31,678			31,678
Redemption of limited partner units (288,350 units)		(39,662)	(2,631)		(42,293)
Long-term incentive performance units			30,030		30,030
Issuance of unit equivalents and other (616,760 LTIP units and 69,879 common units)		(23,182)		3,720	(19,462)
Unrealized gain on hedging activities		14,039	2,452		16,491
Currency translation adjustments		(28,613)	(5,669)		(34,282)
Changes in available-for-sale securities and other		(799)	(124)		(923)
Net gain reclassified from accumulated other comprehensive loss into earnings		(4,866)	(757)		(5,623)
Other comprehensive income		(20,239)	(4,098)		(24,337)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		244,651	(244,651)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(2,641,876)	(399,186)	(5,125)	(3,049,524)
Net income, excluding preferred distributions on temporary equity preferred units of $1,560 and a $3,184 loss attributable to noncontrolling redeemable interests in properties	3,337	2,367,559	358,206	1,543	2,730,645
Balance at December 31, 2024	$40,778	$2,901,147	$451,339	$21,459	$3,414,723

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

1. Organization

Simon Property Group, Inc. is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. REITs will generally not be liable for U.S. federal corporate income taxes as long as they distribute not less than 100% of their REIT taxable income. Simon Property Group, L.P. is our majority-owned Delaware partnership subsidiary that owns directly or indirectly all of our real estate properties and other assets. Unless stated otherwise or the context otherwise requires, references to "Simon" mean Simon Property Group, Inc. and references to the "Operating Partnership" mean Simon Property Group, L.P.  References to "we," "us" and "our" mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership. Unless otherwise indicated, these notes to consolidated financial statements apply to both Simon and the Operating Partnership. According to the amended and restated Operating Partnership's partnership agreement, the Operating Partnership is required to pay all expenses of Simon.

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®.  As of December 31, 2024, we owned or held an interest in 194 income-producing properties in the United States, which consisted of 92 malls, 70 Premium Outlets, 14 Mills, six lifestyle centers, and 12 other retail properties in 37 states and Puerto Rico. We also own an 88% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 22 regional, super-regional, and outlet malls in the U.S. and Asia. Internationally, as of December 31, 2024, we had ownership interests in 35 Premium Outlets and Designer Outlet properties primarily located in Asia, Europe, and Canada. As of December 31, 2024, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 14 countries in Europe. We also have interests in investments in retail operations (such as Catalyst Brands LLC, or Catalyst, see Note 6); an e-commerce venture (Rue Gilt Groupe, or RGG, which operates shop.simon.com), and Jamestown (a global real estate investment and management company), collectively, our other platform investments.

We generate the majority of our lease income from retail, dining, entertainment and other tenants including consideration received from:

●	Fixed minimum lease consideration and fixed common area maintenance (CAM) reimbursements and,
●	Variable lease consideration primarily based on tenants’ reported sales, as well as reimbursements for real estate taxes, utilities, marketing, and certain other items.

Revenues of our management company, after intercompany eliminations, consist primarily of management fees that are typically based upon the revenues of the property being managed.

We also grow by generating supplemental revenues from the following activities:

●	establishing our properties as leading market resource providers for retailers and other businesses and consumer-focused corporate alliances, including national marketing alliances, static and digital media initiatives, business development, sponsorship, and events,
●	offering property operating services to our tenants and others, including waste handling and facility services, and the provision of energy services,
●	selling or leasing land adjacent to our properties, commonly referred to as “outlots” or “outparcels,” and
●	generating interest income on cash deposits and investments in loans, including those made to related entities.

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

As of December 31, 2024, we consolidated 130 wholly-owned properties and 20 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We apply the equity method of accounting to the other 79 properties (the joint venture properties) and our investments in Klépierre, TRG, and our other platform investments. We manage the day-to-day operations of 48 of the 79 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Canada, Spain, Thailand, and the United Kingdom comprise 24 of the remaining 31 properties. These international properties and TRG are managed by joint ventures in which we share control.

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

Our weighted average ownership interest in the Operating Partnership was as follows:

	For the Year Ended
	December 31,
	2024	2023	2022
Weighted average ownership interest	86.9%	87.2%	87.4%

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

As of December 31, 2024 and 2023, our ownership interest in the Operating Partnership was 86.5% and 87.0%, respectively. We adjust the noncontrolling limited partners’ interest at the end of each period to reflect their interest in the net assets of the Operating Partnership.

Preferred unit requirements in the Operating Partnership’s accompanying consolidated statements of operations and comprehensive income represent distributions on outstanding preferred units and are recorded when declared.

3. Summary of Significant Accounting Policies

Investment Properties

Investment properties consist of the following as of December 31:

	2024	2023
Land	$3,628,479	$3,643,432
Buildings and improvements	36,083,518	35,141,486
Total land, buildings and improvements	39,711,997	38,784,918
Furniture, fixtures and equipment	530,395	500,220
Investment properties at cost	40,242,392	39,285,138
Less — accumulated depreciation	19,047,078	17,716,788
Investment properties at cost, net	$21,195,314	$21,568,350
Construction in progress included above	$803,710	$760,175

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

	For the Year Ended
	December 31,
	2024	2023	2022
Capitalized interest	$36,059	$39,906	$35,482

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

We review investment properties for impairment on a property-by-property basis to identify and evaluate events or changes in circumstances which indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, declines in a property’s operational performance, such as declining cash flows, occupancy or total reported sales per square foot, the Company’s intent and ability to hold the related asset, and, if applicable, the remaining time to maturity of underlying financing arrangements. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization during the anticipated holding period plus its residual value, and, if applicable, on a probability weighted basis, is less than the carrying value of

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over our estimate of fair value.

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

We estimate undiscounted cash flows and fair value, if applicable, using observable and unobservable data such as operating income before depreciation and amortization, hold periods, estimated capitalization rates, or relevant market multiples, leasing prospects and local market information, expected probabilities of outcomes, if applicable, and whether an impairment is other-than-temporary. Changes in economic and operating conditions including, changes in the financial condition of our tenants and changes to our intent and ability to hold the related asset, that occur subsequent to our review of recoverability of investment property and other investments could impact the assumptions used in that assessment and could result in future charges to earnings if assumptions regarding those investments differ from actual results.

During the fourth quarter of 2024, we recorded an other-than-temporary impairment charge of $57.0 million, representing our pre-development costs associated with an unconsolidated joint venture development project, which is included in gain due to disposal, exchange or revaluation of equity interests, net in the accompanying consolidated statement of operations and comprehensive income.  Additionally, during the fourth quarter of 2024, we recorded an other-than-temporary impairment charge of $19.3 million to reduce our investment balance in one retail unconsolidated joint venture to its estimated fair value, which is included in loss (gain) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interest in unconsolidated entities and impairment, net in the accompanying consolidated statement of operations and comprehensive income.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of equity instruments, our deferred compensation plan investments, the debt securities of our captive insurance subsidiary, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At December 31, 2024 and 2023, we had equity instruments with readily determinable fair values of $89.9 million and $97.7 million, respectively. Changes in the fair value of these equity instruments are recorded in unrealized gains (losses) in fair value of publicly traded equity instruments and derivative instrument, net in our consolidated statements of operations and comprehensive income. At December 31, 2024 and 2023, we had equity instruments without readily determinable fair values of $408.9 million and $240.2 million, respectively, for which we have elected the measurement alternative. We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer. We recorded a reduction in the carrying value of these investments of $7.0 million, nil, and $27.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. Changes in the fair value of these equity instruments are recorded in gain due to disposal, exchange, or revaluation of equity interests, net in our consolidated statements of operations and comprehensive income.

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

At December 31, 2024 and 2023, we held debt securities of $133.4 million and $79.7 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

Description	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Deferred costs and other assets	$110,897	$89,871	$21,026	$-

Liabilities:
Other Liabilities	$62,109	$-	$2,136	$59,973

Description	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Short-term investments	$1,000,000	$-	$1,000,000	$-
Deferred costs and other assets	113,779	97,696	16,083
Total	$1,113,779	$97,696	$1,016,083	$-

Liabilities:
Other Liabilities	$38,146	$-	$9,774	$28,372

Note 7 includes a discussion of the fair value of debt measured using Level 2 inputs.  Notes 3, 4, and 6 include discussions of the fair values recorded in purchase accounting using Level 2 and Level 3 inputs.  Level 3 inputs to our purchase accounting and impairment analyses include our estimations of fair value, based primarily on net operating results of the property and capitalization rates.

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

Deferred Costs and Other Assets

Deferred costs and other assets include the following as of December 31:

	2024	2023
Deferred lease costs, net	$82,323	$77,811
In-place lease intangibles, net	867	3,085
Acquired above market lease intangibles, net	1,879	5,629
Marketable securities of our captive insurance companies	133,381	79,716
Goodwill	20,098	20,098
Other marketable and non-marketable securities	498,974	338,120
Prepaids, notes receivable and other assets, net	632,087	593,257
	$1,369,609	$1,117,716

Deferred Lease Costs

Our deferred leasing costs consist primarily of initial direct costs and, prior to the adoption of ASC 842, capitalized salaries and related benefits, in connection with lease originations. We record amortization of deferred leasing costs on a straight-line basis over the terms of the related leases. Details of these deferred costs as of December 31 are as follows:

	2024	2023
Deferred lease costs	$249,477	$273,010
Accumulated amortization	(167,154)	(195,199)
Deferred lease costs, net	$82,323	$77,811

Amortization of deferred leasing costs is a component of depreciation and amortization expense. The accompanying consolidated statements of operations and comprehensive income include amortization of deferred leasing costs as follows:

	For the Year Ended December 31,
	2024	2023	2022
Amortization of deferred leasing costs	$29,154	$34,119	$39,606

Intangibles

The average remaining life of in-place lease intangibles is approximately 2.4 years and is being amortized on a straight-line basis and is included with depreciation and amortization in the consolidated statements of operations and comprehensive income. The fair market value of above and below market leases is amortized into lease income over the remaining lease life as a component of reported lease income. The weighted average remaining life of these intangibles is approximately 2.3 years. The unamortized amount of below market leases is included in accounts payable, accrued expenses, intangibles and deferred revenues in the consolidated balance sheets and was $7.5 million and $11.1 million as of December 31, 2024 and 2023, respectively. The amount of amortization of above and below market leases, net, which increased lease income for the years ended December 31, 2024, 2023, and 2022, was $0.1 million, $0.9 million and $1.7 million, respectively. If a lease is terminated prior to the original lease termination, any remaining unamortized intangible is written off to earnings.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Details of intangible assets as of December 31 are as follows:

	2024	2023
In-place lease intangibles	$38,133	$52,138
Accumulated amortization	(37,266)	(49,054)
In-place lease intangibles, net	$867	$3,084

	2024	2023
Acquired above market lease intangibles	$119,803	$119,985
Accumulated amortization	(117,924)	(114,356)
Acquired above market lease intangibles, net	$1,879	$5,629

Estimated future amortization and the increasing (decreasing) effect on lease income for our above and below market leases as of December 31, 2024 are as follows:

	Below	Above	Impact to
	Market	Market	Lease
	Leases	Leases	Income, Net
2025	$2,291	$(1,434)	$857
2026	1,540	(420)	1,120
2027	1,241	(25)	1,216
2028	1,204	—	1,204
2029	1,117	—	1,117
Thereafter	123	—	123
	$7,516	$(1,879)	$5,637

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

As of December 31, 2024, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

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

The carrying value of our interest rate cap and swap agreements, at fair value, as of December 31, 2024 and December 31, 2023 was a net asset balance of $6.1 million and $11.6 million, respectively, and is included in deferred costs and other assets.

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

The unamortized gain on our treasury locks and terminated hedges recorded in accumulated other comprehensive income was $40.8 million and $41.9 million as of December 31, 2024 and 2023, respectively.  Within the next year, we expect to reclassify to earnings approximately $6.1 million of gains related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss).

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

We had the following Euro:USD forward contracts designated as net investment hedges at December 31, 2024 and 2023 (in millions):

		Asset (Liability) Value as of
		December 31,	December 31,
Notional Value	Maturity Date	2024	2023
€50.0	January 17, 2024	—	(0.4)
€30.0	March 15, 2024	—	1.0
€51.0	March 15, 2024	—	(3.6)
€20.0	April 12, 2024	—	(0.1)
€25.0	July 17, 2024	—	0.7
€37.0	December 13, 2024	—	(0.9)
€37.0	December 13, 2024	—	(0.9)
€50.0	March 17, 2025	3.2	(1.1)
€27.0	March 17, 2025	1.9	—
€54.0	March 17, 2025	3.9	—
€50.0	April 17, 2025	3.8	—

Asset balances in the above table are included in deferred costs and other assets. Liability balances in the above table are included in other liabilities.

We have designated certain derivative and nonderivative instruments as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss).  For the years ended December 31, 2024, 2023, and 2022 we recorded gains (losses) of $119.2 million, ($45.2 million), and $131.7 million, respectively, in the cumulative translation adjustment section of the other comprehensive income (loss).  Changes in the value of these instruments are offset by changes in the underlying hedged Euro investments.

The total accumulated other comprehensive income (loss) related to Simon’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $57.9 million and $48.7 million as of December 31, 2024 and 2023, respectively. The total accumulated other comprehensive income (loss) related to the Operating Partnership’s derivative activities, including our share of the other comprehensive income (loss) from unconsolidated entities, was $66.9 million and $56.1 million as of December 31, 2024 and 2023, respectively.

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

The key inputs into the option model for the exchange option within the exchangeable bonds as of December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024	December 31, 2023
Klépierre stock price	€27.80	€24.68
Implied volatility	19.20%	17.88%
EUR risk-free rate	2.10%	2.11%
Klépierre expected dividend yield	6.10%	6.85%
Expected term	1.87 years	2.88 years
Credit Spread	0.50%	0.84%

The option is measured at fair value on a recurring basis.  As of December 31, 2024 and December 31, 2023 the values of the option were $60.0 million and $28.4 million, respectively.

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows as of December 31:

	2024	2023
Limited partners’ interests in the Operating Partnership	$451,339	$447,494
Nonredeemable noncontrolling interests in properties, net	21,459	21,321
Total noncontrolling interests reflected in equity	$472,798	$468,815

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

Accumulated Other Comprehensive Income (Loss)

Simon

The total accumulated other comprehensive income (loss) related to Simon’s currency translation adjustment was ($250.2) million, ($221.6) million and ($199.5) million as of December 31, 2024, 2023 and 2022, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of December 31:

	For the Year Ended
	December 31,
				Affected line item where
	2024	2023	2022	net income is presented

Accumulated derivative gains, net	$5,623	$4,084	$1,595	Interest expense
	(757)	(533)	(202)	Net income attributable to noncontrolling interests
	$4,866	$3,551	$1,393

The Operating Partnership

The total accumulated other comprehensive income (loss) related to the Operating Partnership’s currency translation adjustment was ($289.1) million, ($254.9) million and ($228.3) million as of December 31, 2024, 2023 and 2022, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of December 31:

	For the Year Ended
	December 31,
				Affected line item where
	2024	2023	2022	net income is presented

Accumulated derivative gains, net	$5,623	$4,084	$1,595	Interest expense

Revenue Recognition

We, as a lessor, primarily under long-term leases, retain substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases. We accrue fixed lease income on a straight-line basis over the terms of the leases when we believe substantially all lease income, including the related straight-line rent receivable, is probable of collection. Substantially all of our retail tenants are also required to pay overage rents based on reported sales over a stated base amount during the lease year. We recognize this variable lease consideration only when each tenant’s reported sales exceed the applicable sales threshold. We amortize any tenant inducements as a reduction of lease income utilizing the straight-line method over the term of the related lease or occupancy term of the tenant, if shorter.

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

Revenues from insurance premiums charged to unconsolidated properties are recognized on a pro-rata basis over the terms of the policies. Insurance losses on these policies and our self-insurance for our consolidated properties are reflected in property operating expenses in the accompanying consolidated statements of operations and comprehensive income and include estimates for losses incurred but not reported as well as losses pending settlement. Estimates for losses are based on evaluations by third-party actuaries and management’s estimates. Total insurance reserves for our insurance subsidiaries and other self-insurance programs as of December 31, 2024 and 2023 approximated $114.8 million and $96.1 million, respectively, and are included in other liabilities in the consolidated balance sheets. Information related to the securities included in the investment portfolio of our captive insurance subsidiary is included within the “Equity Instruments and Debt Securities” section above.

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

We have also elected taxable REIT subsidiary, or TRS, status for some of our subsidiaries. This enables us to provide services that would otherwise be considered impermissible for REITs and participate in activities that do not qualify as “rents from real property,” in each case , through such subsidiaries. For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income.

As a partnership, the allocated share of the Operating Partnership’s income or loss for each year is included in the income tax returns of the partners; accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements other than as discussed above for our TRSs.

As of December 31, 2024 and 2023, we had net deferred tax liabilities of $217.8 million and $307.8 million, respectively, which primarily relate to the temporary differences between the carrying value of balance sheet assets and liabilities and their tax bases. These differences were primarily created through the consolidation of various European assets in 2016. Additionally, we have deferred tax assets related to our TRSs, consisting of operating losses and other carryforwards for U.S. federal income tax purposes as well as the timing of the deductibility of losses or reserves from insurance subsidiaries, though these amounts are not material to the financial statements. The deferred tax asset in included in deferred costs and other assets and the deferred tax liability is included in other liabilities in the accompanying consolidated balance sheets.

We are also subject to certain other taxes, including state and local taxes, franchise taxes, as well as income-based and withholding taxes on dividends from certain of our international investments, which are included in income and other taxes in the consolidated statements of operations and comprehensive income.

Our cash paid for taxes in each period was as follows:

	For the Year Ended December 31,
	2024	2023	2022
Cash paid for taxes	$119,145	$31,187	$53,241

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

In December 2022, the SPAC was liquidated and dissolved, resulting in the recognition of a $10.2 million loss recorded in gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income, representing our investment in the SPAC.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting,” which provides improvements to reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The standard became effective for us for fiscal years beginning after December 15, 2023 and will be effective for interim periods within fiscal years beginning after December 15, 2024. Refer to Note 11.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures,” to improve the disclosures about a public business entity’s expenses by providing more detailed information about the types of expenses in commonly presented expense captions.    The standard will be effective for us for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years.  We are currently evaluating the impact that the adoption of this new standard will have on our consolidated financial statements and footnotes.

4. Real Estate Acquisitions and Dispositions

We acquire interests in properties to generate both current income and long-term appreciation in value. We acquire interests in individual properties or portfolios of real estate companies that meet our investment criteria and sell properties which no longer meet our strategic criteria. Unless otherwise noted below, gains and losses on these transactions are included in (loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during 2024, 2023, and 2022. Refer to Note 6 for disclosure of unconsolidated joint venture acquisitions and dispositions.

Our acquisition and disposition activity for the periods presented are as follows:

2025 Acquisitions

On January 30, 2025, we completed the acquisition of a 100% interest in two luxury outlet destinations in Italy, one in Leccio, nearby Florence, and the other in Sanremo, on the Italian riviera.  The acquisition price was €350.0 million, subject to customary working capital adjustments.

2024 Acquisitions

In the fourth quarter of 2024, we acquired the remaining interest in Smith Haven Mall from a joint venture partner, resulting in the consolidation of this property.  The cash consideration for this transaction was $56.1 million, which includes cash acquired of $35.8 million.  Upon consolidation, we recorded $170.1 million of investment property.  The property was subject to a $160.8 million 8.10% variable rate mortgage loan.  This mortgage loan was paid off prior to December 31, 2024.  We accounted for this transaction as an asset acquisition and these non-cash investing and financing activities are excluded from our statement of cash flows.

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

2024 Dispositions

During 2024, we disposed of our interests in two consolidated retail properties.  The combined proceeds from these transactions were $55.2 million, resulting in a net loss of $67.2 million.

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

Simon

	For the Year Ended December 31,
	2024	2023	2022
Net Income attributable to Common Stockholders — Basic and Diluted	$2,367,559	$2,279,789	$2,136,198
Weighted Average Shares Outstanding — Basic and Diluted	326,097,137	326,807,326	327,816,695

For the year ended December 31, 2024, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the years ended December 31, 2024, 2023, and 2022. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Year Ended December 31,
	2024	2023	2022
Net Income attributable to Unitholders — Basic and Diluted	$2,725,765	$2,613,117	$2,444,395
Weighted Average Units Outstanding — Basic and Diluted	375,434,534	374,589,788	375,111,997

For the year ended December 31, 2024, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the years ended December 31, 2024, 2023, and 2022. We accrue distributions when they are declared.

The taxable nature of the dividends declared and Operating Partnership distributions declared for each of the years ended as indicated is summarized as follows:

	For the Year Ended December 31,
	2024	2023	2022
Total dividends/distributions paid per common share/unit	$8.10	$7.45	$6.90
Percent taxable as ordinary income	99.40%	99.70%	98.60%
Percent taxable as long-term capital gains	0.60%	0.30%	1.40%
	100.00%	100.00%	100.00%

6. Investments in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in Note 2, we held joint venture interests in 79 properties as of December 31, 2024 and 81 properties as of December 31, 2023.

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

We may provide financing to joint ventures primarily in the form of interest bearing construction loans. As of December 31, 2024 and 2023, we had construction loans and other advances to these related parties totaling $59.6 million and $98.0 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

During the third quarter of 2023, we disposed of our interest in one unconsolidated property through foreclosure in satisfaction of the $114.8 million non-recourse mortgage loan. We recognized no gain or loss in connection with this disposal.

During 2022, we recorded a non-cash gain of $19.9 million related to the disposition and foreclosure of two unconsolidated properties in satisfaction of the respective $99.6 million and $83.1 million non-recourse mortgage loans, which is included in loss (gain) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statement of operations and comprehensive income. This non-cash investing and financing activity is excluded from our consolidated statement of cash flows.

Taubman Realty Group

During the fourth quarter of 2024, we acquired an additional 4% ownership in TRG for approximately $266.7 million by issuing 1,572,500 units in the Operating Partnership, bringing our noncontrolling ownership interest in TRG to 88%. In the third quarter of 2023, we acquired an additional 4% ownership in TRG for approximately $199.6 million by issuing 1,725,000 units in the Operating Partnership. Substantially all our investment has been determined to relate to investment property. Our investment includes 6.38% Series A Cumulative Redeemable Preferred Units for $362.5 million issued to us.  Neither transaction included or resulted in any change to the rights and obligations or decision making authority of the members of the TRG partnership.

The tables below represent summary financial information of TRG.

	December 31,	December 31,
	2024	2023
Total assets	$3,210,634	$3,416,630
Total liabilities	4,171,378	4,386,131
Noncontrolling interests	167,251	164,720

	For the Year Ended
	December 31,
	2024	2023	2022
Total revenues	$716,668	$695,222	$693,835
Operating income before other items	289,827	281,349	254,395
Consolidated net income (loss)	243,169	42,910	164,072
Our share of net income (loss)	203,518	32,728	129,065
Amortization of excess investment	(264,942)	(113,333)	(189,629)

Other Platform Investments

During the fourth quarter of 2024, J.C. Penney completed an all-equity transaction where it acquired the retail operations of SPARC Group, resulting in the recognition of a non-cash pre-tax gain, our share of which was $100.5 million, which is included in gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income. The combined business was renamed Catalyst post transaction. This non-cash investment activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $25.1 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income. As of December 31, 2024, we own a 31.3% noncontrolling interest in Catalyst.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Additionally, we continue to hold a 33.3% noncontrolling interest in SPARC Holdings, the former owner of SPARC Group, which now primarily holds a 25% interest in Catalyst.

During the first quarter of 2024, we and a partner funded a loan to SPARC Group, our share of which was $100.0 million, which constituted a reconsideration event and the resulting determination that SPARC Group was a VIE. As we did not have power to direct the activities that most significantly impacted the economic performance of SPARC Group, we were not the primarily beneficiary and continued to account for our investment under the equity method. In the second quarter of 2024, we were reimbursed $50.0 million by a venture partner, reducing our loan receivable to $50.0 million and equalizing all partners’ loans to the venture. We had previously provided a guarantee to SPARC Group’s lenders of $50.0 million, however as a result of the Catalyst transaction discussed above, this guarantee has been cancelled. Further, we have determined SPARC Group is no longer a VIE.

During the third quarter of 2023, SPARC Group issued equity to a third party resulting in the dilution of our ownership to approximately 33.3% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $145.8 million, which is included in gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income. This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $36.9 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income.

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

During the first quarter of 2024, we sold all of our remaining interest in Authentic Brands Group, or ABG, for cash proceeds of $1.2 billion, resulting in a pre-tax gain of $414.8 million, which is included in gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income. In connection with this transaction, we recorded tax expense of $103.7 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income.

During the fourth quarter of 2023, we sold a portion of our interest in ABG for cash proceeds of $300.2 million, resulting in a pre-tax gain of $157.1 million. In connection with this transaction, we recorded tax expense of $39.3 million which is included in income and other tax expense in the consolidated statement of operations and comprehensive income. Concurrently, ABG completed a capital transaction resulting in the dilution of our ownership to approximately 9.6% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $10.3 million.  These gains are included in gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income. This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $2.6 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income.

During the third quarter of 2023, ABG completed a capital transaction resulting in the dilution of our ownership to approximately 11.7% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $12.4 million, which is included in gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income. This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $3.1 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income.

During the second quarter of 2023, ABG completed a capital transaction resulting in a dilution of our ownership from approximately 12.3% to approximately 11.8% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $36.4 million, which is included in gain due to

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

disposal, exchange, or revaluation of equity interests in the consolidated statement of operations and comprehensive income. This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $9.1 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income.

During the fourth quarter of 2022, we sold to ABG all of our interests in the licensing venture of Eddie Bauer for additional interests in ABG. As a result, in the fourth quarter of 2022, we recognized a non-cash pre-tax gain of $159.0 million, which is included in gain due to disposal, exchange, or revaluation of equity interests, net, representing the difference between the fair value of the interests received determined using Level 3 inputs and the $98.8 million carrying value of the intellectual property licensing venture less costs to sell.  This non-cash investing and financing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $39.7 million.

As of December 31, 2024, we own a 45% noncontrolling interest in Rue Gilt Groupe.

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

The tables below represents combined summary financial information, after intercompany eliminations, of our other platform investments.  The decline in total assets and liabilities shown below is primarily due to the sale of our interests in ABG described above.

	December 31,	December 31,
	2024	2023
Total assets	$7,362,494	$14,921,120
Total liabilities	7,093,528	11,406,440
Noncontrolling interests	—	501,224

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

	For the Year Ended
	December 31,
	2024	2023	2022
Total revenues	$12,627,806	$13,865,845	$14,895,379
Operating income before other items	10,438	683,723	972,360
Consolidated net (loss) income	(201,170)	239,491	738,255
Share of net (loss) income, net of tax	(21,920)	40,002	238,412
Amortization of excess investment	(2,768)	(6,740)	(6,659)

International Investments

We conduct our international operations primarily through joint venture arrangements and account for the majority of these international joint venture investments using the equity method of accounting.

European Investments

At December 31, 2024, we owned 63,924,148 shares, or approximately 22.4%, of Klépierre, which had a quoted market price of $28.88 per share. The tables below represent summary financial information with respect to our investment in Klépierre. This information is based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP.

	December 31,	December 31,
	2024	2023
Total assets	$15,114,097	$16,114,513
Total liabilities	9,843,187	10,282,111
Noncontrolling interests	1,138,385	1,255,479

	For the Year Ended
	December 31,
	2024	2023	2022
Total revenues	$1,421,595	$1,359,246	$1,308,409
Operating income before other items	659,553	618,260	590,829
Consolidated net income	441,371	347,311	581,075
Our share of net income	83,806	64,805	116,084
Amortization of excess investment	(15,029)	(17,658)	(13,937)

During the years ended December 31, 2024 and 2023, Klépierre completed the disposal of its interests in certain shopping centers and our share of the net loss was $4.1 million and $11.2 million, respectively. During the year ended December 31, 2022, Klépierre completed the disposal of its interests in certain shopping centers and our share of the net gain was $1.3 million. These transactions are included in (loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income

We have an interest in a European investee that had interests in 12 Designer Outlet properties as of December 31, 2024, 12 Designer Outlet properties as of December 31, 2023, and 11 Designer Outlet properties as of December 31, 2022. Eight of these Designer Outlets are consolidated by us as of December 31, 2024. As of December 31, 2024, our legal percentage ownership interests in these properties ranged from 23% to 94%. Due to certain redemption rights held by our venture partner, which will require us to purchase their interests under certain circumstances, the noncontrolling

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

interest is presented (i) in the accompanying Simon consolidated balance sheets outside of equity in limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties and (ii) in the accompanying Operating Partnership consolidated balance sheets within preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties.

In addition, we have a 50.0% noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $221.5 million and $231.2 million as of December 31, 2024 and 2023, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $209.1 million and $200.6 million as of December 31, 2024 and 2023, respectively, including all related components of accumulated other comprehensive income (loss).

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

COMBINED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
Assets:
Investment properties, at cost	$18,875,241	$19,315,578
Less - accumulated depreciation	8,944,188	8,874,745
	9,931,053	10,440,833
Cash and cash equivalents	1,270,594	1,372,377
Tenant receivables and accrued revenue, net	533,676	505,933
Right-of-use assets, net	113,014	126,539
Deferred costs and other assets	531,059	537,943
Total assets	$12,379,396	$12,983,625
Liabilities and Partners’ Deficit:
Mortgages	$13,666,090	$14,282,839
Accounts payable, accrued expenses, intangibles, and deferred revenue	1,037,015	1,032,217
Lease liabilities	104,120	116,535
Other liabilities	363,488	368,582
Total liabilities	15,170,713	15,800,173
Preferred units	67,450	67,450
Partners’ deficit	(2,858,767)	(2,883,998)
Total liabilities and partners’ deficit	$12,379,396	$12,983,625
Our Share of:
Partners’ deficit	$(1,180,960)	$(1,258,809)
Add: Excess Investment	1,077,204	1,173,852
Our net Investment in unconsolidated entities, at equity	$(103,756)	$(84,957)

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

As of December 31, 2024, scheduled principal repayments on these joint venture properties’ mortgage indebtedness, assuming the obligations remain outstanding through the initial maturities, are as follows:

2025	$2,703,030
2026	2,929,317
2027	2,276,766
2028	2,201,597
2029	204,918
Thereafter	3,382,906
Total principal maturities	13,698,534
Debt issuance costs	(32,444)
Total mortgages	$13,666,090

This debt becomes due in installments over various terms extending through 2035 with interest rates ranging from 0.28% to 13.40% and a weighted average interest rate of 4.77% at December 31, 2024.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

COMBINED STATEMENTS OF OPERATIONS

	December 31,
	2024	2023	2022
REVENUE:
Lease income	$3,060,755	$2,984,455	$2,894,611
Other income	385,004	464,058	341,923
Total revenue	3,445,759	3,448,513	3,236,534
OPERATING EXPENSES:
Property operating	660,004	638,638	605,018
Depreciation and amortization	636,218	656,089	666,762
Real estate taxes	231,843	237,809	246,707
Repairs and maintenance	74,172	77,093	81,522
Advertising and promotion	88,693	83,279	74,776
Other	299,645	236,955	205,405
Total operating expenses	1,990,575	1,929,863	1,880,190
Operating Income Before Other Items	1,455,184	1,518,650	1,356,344
Interest expense	(711,402)	(685,193)	(599,245)
(Loss) gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(36,536)	20,529	50,336
Net Income	$707,246	$853,986	$807,435
Third-Party Investors’ Share of Net Income	$360,792	$436,408	$423,816
Our Share of Net Income	$346,454	$417,578	$383,619
Amortization of Excess Investment	(58,163)	(59,707)	(60,109)
Our Share of Loss on Sale or Disposal of Assets and Interests in Other Income in the Consolidated Financial Statements	36,470	—	—
Our Share of Loss (gain) on Acquisition of Controlling Interest, Sale or Disposal of, or Recovery on, Assets and Interests in Unconsolidated Entities and Impairment, net	18,236	(454)	(2,532)
Income from Unconsolidated Entities	$342,997	$357,417	$320,978

Our share of income from unconsolidated entities in the above table, aggregated with our share of results from our investments in Klépierre and TRG, as well as our other platform investments, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.  Unless otherwise noted, our share of the gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net is reflected within (loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

7. Indebtedness

Our mortgages and unsecured indebtedness, excluding the impact of derivative instruments, consist of the following as of December 31:

	2024	2023
Fixed-Rate Debt:
Mortgage notes, including $1,518 and $1,977 of net premiums and $8,749 and $10,408 of debt issuance costs, respectively. Weighted average interest and maturity of 3.96% and 2.2 years at December 31, 2024.	$4,788,845	$4,832,884
Unsecured notes and Credit Facilities (see below), including $74,733 and $74,968 of net discounts and $120,559 and $125,557 of debt issuance costs, respectively.	19,187,150	20,811,917
Total Fixed-Rate Debt	23,975,995	25,644,801
Variable-Rate Debt:
Mortgage notes, including $1,954 and $4,477 of debt issuance costs, respectively. Weighted average interest and maturity of 5.61% and 1.1 years at December 31, 2024.	210,739	328,027
Credit Facilities	18,696	—
Total Variable-Rate Debt	229,435	328,027
Other Debt Obligations	59,065	60,595
Total Mortgages and Unsecured Indebtedness	$24,264,495	$26,033,423

General.  Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of December 31, 2024, we were in compliance with all covenants of our unsecured debt.

At December 31, 2024, our consolidated subsidiaries were the borrowers under 35 non-recourse mortgage notes secured by mortgages on 38 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At December 31, 2024, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Unsecured Debt

At December 31, 2024, our unsecured debt consisted of $19.1 billion of senior unsecured notes of the Operating Partnership and $323.7 million outstanding under the Operating Partnership’s $5.0 billion unsecured revolving credit facility, or Credit Facility. The Operating Partnership also has a $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities.

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

The Supplemental Facility has a borrowing capacity of $3.5 to $4.5 billion during its term subject to obtaining additional lender commitments and satisfying certain customary conditions precedent and provides for borrowings denominated in U.S. dollars, Euro, Yen, Pounds, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 100% of the maximum revolving credit amount, as defined. The initial maturity date of the Supplemental Facility is January 31, 2029 and can be extended for an additional year to January 31, 2030 at our sole option, subject to the continued compliance with the terms thereof.

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

On December 31, 2024 we had an aggregate available borrowing capacity of $8.2 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Facilities during the year ended December 31, 2024 was $325.1 million and the weighted average outstanding balance was $311.1 million. Letters of credit of $8.6 million were outstanding under the Facilities as of December 31, 2024.

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness.  The Commercial Paper program is supported by the Credit Facilities, and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On December 31, 2024, we had no

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

outstanding balance under the Commercial Paper program.  Borrowings under the Commercial Paper program reduce amounts otherwise available under the Credit Facilities.

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

On September 26, 2024, the Operating Partnership completed the issuance of $1.0 billion senior unsecured notes with a fixed interest rate of 4.75% and a maturity date of September 26, 2034.

On October 1, 2024, the Operating Partnership completed the redemption, at par, of its $900.0 million 3.38% senior unsecured notes at maturity.

Mortgage Debt

Total mortgage indebtedness was $5.0 billion and $5.2 billion at December 31, 2024 and 2023, respectively.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Debt Maturity and Other

Our scheduled principal repayments on indebtedness as of December 31, 2024, assuming the obligations remain outstanding through the initial maturities, are as follows:

2025	$2,680,925
2026	4,862,878
2027	2,484,600
2028	1,172,617
2029	1,798,885
Thereafter	11,410,002
Total principal maturities	24,409,907
Net unamortized debt premium	6,232
Net unamortized debt discount	(79,447)
Debt issuance costs, net	(131,262)
Other Debt Obligations	59,065
Total mortgages and unsecured indebtedness	$24,264,495

Our cash paid for interest in each period, net of any amounts capitalized, was as follows:

	For the Year Ended December 31,
	2024	2023	2022
Cash paid for interest	$911,349	$856,110	$763,203

Debt Issuance Costs

Our debt issuance costs consist primarily of financing fees we incurred in order to obtain long-term financing. We record amortization of debt issuance costs on a straight-line basis over the terms of the respective loans or agreements. Details of those debt issuance costs as of December 31 are as follows:

	2024	2023
Debt issuance costs	$252,560	$253,178
Accumulated amortization	(121,298)	(112,736)
Debt issuance costs, net	$131,262	$140,442

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

	2024	2023	2023
Amortization of debt issuance costs	$32,477	$28,660	$26,113
Amortization of debt discounts/(premiums)	5,829	433	7

Fair Value of Debt

The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and unsecured indebtedness including commercial paper was $24.0 billion and $25.6  billion as of December 31, 2024 and 2023, respectively. The fair values of these financial instruments and the related discount rate assumptions as of December 31 are summarized as follows:

	2024	2023
Fair value of consolidated fixed rate mortgages and unsecured indebtedness (in millions)	$22,510	$24,248
Weighted average discount rates assumed in calculation of fair value for fixed rate mortgages	6.27%	6.10%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	6.50%	6.10%

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

Common Stock and Unit Issuances and Repurchases

In 2024, Simon issued 55,000 shares of common stock to a limited partner of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership.  During the year ended December 31, 2024, the Operating Partnership redeemed 288,350 units from eight limited partners for $42.3 million.  During the year ended December 31, 2023, the Operating Partnership redeemed 114,241 units from eleven limited partners for $13.5 million.  These transactions increased Simon’s ownership interest in the Operating Partnership.

During the fourth quarter of 2024, the Operating Partnership issued 1,572,500 units in connection with the acquisition of an additional 4% ownership interest in TRG, as discussed in Note 6 and in the third quarter of 2023, the Operating Partnership issued 1,725,000 units in connection with the acquisition of an additional 4% ownership interest in TRG, as discussed in Note 6.

On February 8, 2024, Simon’s Board of Directors authorized a new common stock repurchase program which immediately replaced the prior repurchase program, where the Company may purchase up to $2.0 billion of its common stock over the next 24 months.  As of December 31, 2024, no shares had been repurchased under the plan.  As Simon repurchases shares under this program, the Operating Partnership repurchases an equal number of units from Simon.

On May 9, 2022, Simon’s Board of Directors authorized a common stock repurchase plan commencing on May 16, 2022.  Under the program, the Company could purchase up to $2.0 billion of its common stock during the two-year period

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

ending May 16, 2024 in open market or privately negotiated transactions, at prices that the Company deemed appropriate and subject to market conditions, applicable law, and other factors deemed relevant in the Company’s sole discretion.  During the year ended December 31, 2023, Simon purchased 1,273,733 shares at an average price of $110.38 per share.  During the year ended December 31, 2022, Simon purchased 1,830,022 shares at an average price of $98.57 per share.  As Simon repurchased shares under this program, the Operating Partnership repurchased an equal number of units from Simon.

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

The remaining noncontrolling interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control, are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date. Changes in the redemption value of the underlying noncontrolling interest are recorded and presented within accumulated deficit in the consolidated statements of equity in the line issuance of unit equivalents and other. There were no noncontrolling interests redeemable at amounts in excess of fair value as of December 31, 2024 and 2023.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as of December 31.

	2024	2023

7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 155,373 and 230,373 issued and outstanding, respectively	$15,537	$23,037
Other noncontrolling redeemable interests	169,192	172,912
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$184,729	$195,949

7.50% Cumulative Redeemable Preferred Units.  This series of preferred units accrues cumulative quarterly distributions at a rate of $7.50 annually. The preferred units are redeemable by the Operating Partnership upon the death of the survivor of the original holders, or the transfer of any preferred units to any person or entity other than the persons or entities entitled to the benefits of the original holder. The redemption price is the liquidation value ($100.00 per preferred unit) plus accrued and unpaid distributions, payable either in cash or fully registered shares of common stock at our election. In the event of the death of a holder of the preferred units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the holder may require the Operating Partnership to redeem the preferred units at the same redemption price payable at the option of the Operating Partnership in either cash or shares of common stock. During 2024, the Operating Partnership redeemed 75,000 preferred units for $7.5 million.  During 2023, the Operating Partnership redeemed 25,000 preferred units for $2.5 million.  As of December 31, 2024 and 2023, these preferred units have a carrying value of $15.5 million and $23.0 million, respectively, and are included in limited partners’ preferred interest in the Operating Partnership in the consolidated balance sheets.

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

Noncontrolling Redeemable Interests in Properties   Redeemable instruments, which typically represent the remaining noncontrolling interests in a property or portfolio of properties, and which are redeemable at the option of the holder or in circumstances that may be outside our control, are accounted for as temporary equity.  The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within equity and are presented in the consolidated statements of equity in the line issuance of unit equivalents and other.  There are no noncontrolling interests redeemable at amounts in excess of fair value as of December 31, 2024 and 2023.  The following table summarizes the preferred units and the amount of the noncontrolling redeemable interests in properties as of December 31.

	2024	2023

7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 155,373 and 230,373 issued and outstanding, respectively	$15,537	$23,037
Other noncontrolling redeemable interests	169,192	172,912
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$184,729	$195,949

7.50% Cumulative Redeemable Preferred Units   The 7.50% preferred units accrue cumulative quarterly distributions at a rate of $7.50 annually.  We may redeem the preferred units upon the death of the survivor of the original holders, or the transfer of any preferred units to any person or entity other than the persons or entities entitled to the benefits of the original holder.  The redemption price is the liquidation value ($100.00 per preferred unit) plus accrued and unpaid distributions, payable either in cash or fully registered shares of common stock of Simon at our election.  In the event of the death of a holder of the 7.5% preferred units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the holder may require the Operating Partnership to redeem the preferred units at the same redemption price payable at the Operating Partnership’s option in either cash or fully registered shares of common stock of Simon.  During 2024, the Operating Partnership redeemed 75,000 preferred units for $7.5 million.  During 2023, the Operating Partnership redeemed 25,000 preferred units for $2.5 million.  As of December 31, 2024 and 2023, these preferred units have a carrying value of $15.5 million and $23.0 million, respectively, and are included in limited partners’ preferred interest in the Operating Partnership in the consolidated balance sheets.

Permanent Equity

Simon

Preferred Stock.  Dividends on all series of preferred stock are calculated based upon the preferred stock’s preferred return multiplied by the preferred stock’s corresponding liquidation value. The Operating Partnership pays preferred distributions to Simon equal to the dividends Simon pays on the preferred stock issued.

Series J 8 3/8% Cumulative Redeemable Preferred Stock.  Dividends accrue quarterly at an annual rate of 8 3/8% per share. Simon can redeem this series, in whole or in part, on and after October 15, 2027 at a redemption price of $50.00 per share, plus accumulated and unpaid dividends. This preferred stock was issued at a premium of $7.5 million. The unamortized premium included in the carrying value of the preferred stock at December 31, 2024 and 2023 was $0.9 million and $1.3 million, respectively.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

The Operating Partnership

Series J 8 3/8% Cumulative Redeemable Preferred Units.     Distributions accrue quarterly at an annual rate of 8 3/8% per unit on the Series J 8 3/8% preferred units, or Series J preferred units.  Simon owns all of the Series J preferred units which have the same economic rights and preferences of an outstanding series of Simon preferred stock.  The Operating Partnership can redeem this series, in whole or in part, when Simon can redeem the related preferred stock, on and after October 15, 2027 at a redemption price of $50.00 per unit, plus accumulated and unpaid distributions. The Series J preferred units were issued at a premium of $7.5 million.  The unamortized premium included in the carrying value of the preferred units at December 31, 2024 and 2023 was $0.9 million and $1.3 million, respectively.  There are 1,000,000 Series J preferred units authorized and 796,948 Series J preferred units issued and outstanding.

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

2021 LTI Program.  In 2021, the Compensation and Human Capital Committee established and granted awards under the 2021 LTI Program.  Awards under the 2021 LTI Program took the form of LTIP units and restricted stock units.  Awards of LTIP units under this program will be considered earned if the respective performance conditions (based on FFO and Objective Criteria Goals) and market conditions (based on Absolute TSR performance), as defined in the applicable award agreements, are achieved during the applicable three-year measurement period.  Any units determined to be earned LTIP units under the 2021 LTI Program vested on January 1, 2025.  The 2021 LTI Program provides that the amount earned related to the performance-based portion of the awards is dependent on the Compensation and Human Capital Committee’s determination that Simon’s FFO performance and achievement of certain objective criteria goals and has a maximum potential fair value at grant date of $18.4 million.  As part of the 2021 LTI Program, the Compensation and Human Capital Committee also established a grant of 37,976 time-based restricted stock units under the 2019 Plan at a grant date fair market value of $112.92 per share.  These awards vested on March 1, 2024.  The $4.3 million grant date fair value of these awards was recognized as expense over the three-year vesting period.

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

2024 OPI LTIP Awards.  On August 29, 2024, Simon’s Board of Directors, upon the recommendation and approval of the Compensation and Human Capital Committee, granted awards under the Amended and Restated Other Platform Investment Incentive Program in the form of 406,976 Series 2024-2 LTIP units of Simon Property Group, L.P. to certain named executive officers.  The awards are subject to future service conditions and had a grant date fair value of $165.50 per unit or share.  The $67.4 million grant date fair value of the LTIP units is being recognized as expense over a five-year vesting period.  In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.

The Compensation and Human Capital Committee approved LTIP unit grants as shown in the table below. The extent to which LTIP units were determined by the Compensation and Human Capital Committee to have been earned, and the aggregate grant date fair value, are as follows:

LTIP Awards	LTIP Units Earned	Grant Date Fair Value of TSR Award	Grant Date Target Value of Performance-Based Awards
2021 LTIP Awards	209,784	$5.7 million	$12.2 million
2022 LTIP Awards	To be determined in 2025	—	$13.7 million
2023 LTIP Awards	To be determined in 2026	—	$23.6 million
2024 LTIP Awards	To be determined in 2027	—	$24.5 million
2024 OPI LTIP Awards	406,976	—	$67.4 million

We recorded compensation expense, net of capitalization and forfeitures, related to LTIP programs of approximately $33.6 million, $26.7 million, and $24.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Restricted Stock and Restricted Stock Units.  The 2019 plan also provides for shares of restricted stock to be granted to certain employees at no cost to those employees, subject to achievement of individual performance and certain financial and return-based performance measures established by the Compensation and Human Capital Committee related to the most recent year’s performance. Once granted, the shares of restricted stock then vest annually over a three-year

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

or a four-year period (as defined in the award). The cost of restricted stock grants, which is based upon the stock’s fair market value on the grant date, is recognized as expense ratably over the vesting period. Through December 31, 2024 a total of 5,858,453 shares of restricted stock, net of forfeitures, have been awarded under the 1998 plan, and 1,433,529 shares of restricted stock and RSUs have been awarded under the 2019 plan.

2024 OPI Restricted Stock Awards.  On August 29, 2024, Simon’s Board of Directors, upon the recommendation and approval of the Compensation and Human Capital Committee, granted awards under the Amended and Restated Other Platform Investment Incentive Program in the form of 178,931 shares of restricted stock to certain senior employees of the Company.  The awards are subject to future service conditions and had a grant date fair value of $165.50 per unit or share.  The $29.6 million grant date fair value of the restricted stock will be recognized as expense over a four-year vesting period.  In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.

Information regarding restricted stock awards is summarized in the following table for each of the years presented:

	For the Year Ended
	December 31,
	2024	2023	2022
Shares of restricted stock awarded during the year, net of forfeitures	318,816	227,232	160,259
Weighted average fair value of shares granted during the year	$161.61	$111.37	$129.62
Compensation expense, net of capitalization	$21,277	$16,356	$9,583

We also maintain a tax-qualified retirement 401(k) savings plan and offer no other post-retirement or post-employment benefits to our employees.

Exchange Rights

Simon

Limited partners in the Operating Partnership have the right to exchange all or any portion of their units for shares of common stock on a one-for-one basis or cash, as determined by Simon’s Board of Directors. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of Simon’s common stock at that time. At December 31, 2024, Simon had reserved 56,002,333 shares of common stock for possible issuance upon the exchange of units, stock options and Class B common stock.

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

9. Lease Income

Fixed lease income under our operating leases includes fixed minimum lease consideration and fixed CAM reimbursements recorded on a straight-line basis.  Variable lease income includes consideration based on reported sales,

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

as well as reimbursements for real estate taxes, utilities, marketing, and certain other items including negative variable lease income as discussed in Note 3.

	For the Year Ended
	December 31,
	2024	2023	2022
Fixed lease income	$4,365,734	$4,145,288	$3,858,592
Variable lease income	1,024,026	1,019,047	1,046,583
Total lease income	$5,389,760	$5,164,335	$4,905,175

Tenant receivables and accrued revenue in the accompanying consolidated balance sheets includes straight-line receivables of $539.6 million and $535.8 million at December 31, 2024 and 2023, respectively.

Minimum fixed lease consideration under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration, as of December 31, 2024, is as follows:

2025	$3,406,348
2026	2,846,739
2027	2,310,381
2028	1,776,488
2029	1,279,011
Thereafter	4,151,024
$15,769,991

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

Lease Commitments

As of December 31, 2024, we are subject to ground leases that cover all or a portion of 23 of our consolidated properties with termination dates extending through 2090, including periods for which exercising an extension option is reasonably assured. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total reported sales of the property. In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2025 to 2034. These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate, and utility expenses. Some of our ground and office leases include escalation clauses.  All of our lease

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

arrangements are classified as operating leases.  We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Year Ended
	December 31,
	2024	2023	2022
Operating Lease Cost
Fixed lease cost	$35,518	$34,112	$30,257
Variable lease cost	16,232	16,930	17,593
Total operating lease cost	$51,750	$51,042	$47,850

	For the Year Ended
	December 31,
	2024	2023	2022
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$51,690	$50,967	$47,754

Weighted-average remaining lease term - operating leases	32.0 years	32.3 years	32.7 years
Weighted-average discount rate - operating leases	5.32%	4.93%	4.87%

Future minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2025	$36,358
2026	36,372
2027	36,401
2028	36,427
2029	36,458
Thereafter	923,037
$1,105,053
Impact of discounting	(584,770)
Operating lease liabilities	$520,283

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

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of December 31, 2024 and 2023, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $109.8 million and $139.2 million, respectively. Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which have estimated fair values in excess of the guaranteed amount.

Concentration of Credit Risk

Our U.S. Malls, Premium Outlets, and The Mills rely upon anchor tenants to attract customers; however, anchors do not contribute materially to our financial results as many anchors own their spaces. No customer or tenant accounts for 5% or more of our consolidated revenues.

11. Segments and Geographic Locations

Our primary business is the ownership, development and management of premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets, and The Mills.  We identify our operating segments based on how our chief operating decision maker (“CODM”) allocates resources, assesses performance, and makes decisions.  Our CODM is our President and Chief Executive Officer who is actively involved in all aspects of the portfolio operations.  We have aggregated our consolidated real estate operations, including malls, Premium Outlets, The Mills, and our consolidated international real estate operations into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of, and in many cases, the same, tenants.  Revenue earned from these segment operations represents substantially all of lease income reported on the consolidated statements of operations and comprehensive income, all of which is generated from external customers, with the exception of eliminations made to remove our share of lease income earned from tenants in which we have an ownership interest.  The primary financial measure the CODM uses to measure the operating performance of the consolidated real estate operations is net operating income (“NOI”), which is reconciled to consolidated net income below.  The Company believes that NOI is helpful to investors as a measure of operating performance because it is a direct measure of the actual operating results of the Company’s properties and because it is a widely recognized measure of the performance of REITs providing a relevant basis for comparison among REITs.  Non-segment revenue includes Management Fees and Other revenues, described earlier in Note 3, and the majority of Other income, which primarily includes interest income and miscellaneous activities such as land sales, dividends received from certain investments and other activities as disclosed through these notes to the extent material, as well as eliminations. None of our unconsolidated investments meet the materiality threshold required for separate reporting as a reportable segment, though we have included disclosures related to the activities of these investments in Note 6.  Approximately 95% of total consolidated assets, with the exception of our investment in Klépierre, TRG and other unconsolidated entities and certain other assets, are attributable to our real estate segment.

As of December 31, 2024, and 2023, approximately 6.8% and 7.3%, respectively, of our consolidated long-lived assets were located outside the United States and as of December 31, 2024, 2023, and 2022, approximately 4.4%, 4.2%, and 3.5%, respectively, of our consolidated total revenues were derived from assets located outside the United States.  Substantially all of our capital expenditures reported in the consolidated statements of cash flows relate to our segment operations.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

The following table reconciles our reportable segment to net income:

		All other &
	Real estate	eliminations,
	segment	net	Consolidated
For the period ended December 31, 2024:
Income:
Lease Income	$5,402,306	$(12,546)	$5,389,760
Management fees and other revenues	-	133,250	133,250
Other Income	140,009	300,779	440,788
Total	5,542,315	421,483	5,963,798

Expenses:
Property Operating	658,425	(128,672)	529,753
Real estate taxes	409,124	(483)	408,641
Repairs and maintenance	103,030	1,990	105,020
Advertising and promotion	147,891	(3,340)	144,551
Other	60,391	88,468	148,859
Total	1,378,861	(42,037)	1,336,824

NOI of consolidated entities	$4,163,454	$463,520	$4,626,974

Other Income:
Gain due to disposal, exchange, or revaluation of equity interests, net			451,172
Income from unconsolidated entities			207,322

Other Expenses:
Depreciation and amortization			1,265,340
Home and regional office costs			223,277
General and administrative			44,743
Interest expense			905,797
Income and other tax expense			23,262
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net			17,392
Loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net			75,818
Other expense			818

Consolidated net income			$2,729,021

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

		All other &
	Real estate	eliminations,
	segment	net	Consolidated
For the period ended December 31, 2023:
Income:
Lease Income	$5,199,120	$(34,785)	$5,164,335
Management fees and other revenues	-	125,995	125,995
Other Income	124,075	244,431	368,506
Total	5,323,195	335,641	5,658,836

Expenses:
Property Operating	616,190	$(126,844)	$489,346
Real estate taxes	439,885	1,898	441,783
Repairs and maintenance	95,331	1,926	97,257
Advertising and promotion	130,660	(3,314)	127,346
Other	63,536	123,988	187,524
Total	1,345,602	(2,346)	1,343,256

NOI of consolidated entities	$3,977,593	$337,987	$4,315,580

Other Income:
Gain due to disposal, exchange, or revaluation of equity interests, net			362,019
Income from unconsolidated entities			375,663
Unrealized gains in fair value of publicly traded equity instruments and derivative instrument, net			11,892

Other Expenses:
Depreciation and amortization			1,262,107
Home and regional office costs			207,618
General and administrative			38,513
Interest expense			854,648
Income and other tax expense			81,874
Loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net			3,056
Other expense			320

Consolidated net income			$2,617,018

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

		All other &
	Real estate	eliminations,
	segment	net	Consolidated
For the period ended December 31, 2022:
Income:
Lease Income	$4,942,410	$(37,235)	$4,905,175
Management fees and other revenues	-	116,904	116,904
Other Income	113,703	155,665	269,368
Total	5,056,113	235,334	5,291,447

Expenses:
Property Operating	581,426	(117,291)	464,135
Real estate taxes	439,965	3,259	443,224
Repairs and maintenance	91,296	2,299	93,595
Advertising and promotion	110,983	(3,190)	107,793
Other	51,237	87,563	138,800
Total	1,274,907	(27,360)	1,247,547

NOI of consolidated entities	$3,781,206	$262,694	$4,043,900

Other Income:
Gain due to disposal, exchange, or revaluation of equity interests, net			121,177
Income from unconsolidated entities			647,977
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net			5,647

Other Expenses:
Depreciation and amortization			1,227,371
Home and regional office costs			184,592
General and administrative			34,971
Interest expense			761,253
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net			61,204
Income and other tax expense			83,512
Other expense			13,413

Consolidated net income			$2,452,385

12. Related Party Transactions

Transactions with Affiliates

Our management company provides office space and legal, human resource administration, property specific financing and other support services to Melvin Simon & Associates, Inc., or MSA, a related party, for which we received a fee of $0.6 million in each of 2024, 2023 and 2022.  In addition, pursuant to management agreements that provide for our receipt of a management fee and reimbursement of our direct and indirect costs, we have managed since 1993 two shopping centers owned by entities in which David Simon and Herbert Simon have ownership interests, for which we received a fee of $3.9 million, $3.9 million, and $3.8 million in 2024, 2023, and 2022, respectively.

Transactions with Unconsolidated Joint Ventures

As described in Note 2, our management company provides management, insurance, and other services to certain unconsolidated joint ventures.  Amounts received for such services were $128.6 million, $121.2 million, and $112.1 million in 2024, 2023, and 2022, respectively.  During 2024, 2023, and 2022, we recorded development, royalty, and other fee income, net of elimination, related to our unconsolidated international joint ventures of $13.9 million, $13.3 million, and $12.1 million, respectively.  The fees related to our international investments are included in other income in the

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

accompanying consolidated statements of operations and comprehensive income.  Neither MSA, David Simon, or Herb Simon have an ownership interest in any of our unconsolidated joint ventures, except through their ownership interests in the Company or the Operating Partnership.

We have investments in retailers including Catalyst (formerly J.C. Penney and SPARC Group), and these retailers are lessees at certain of our operating properties.  Lease income from the date of our investments in our consolidated statements of operations and comprehensive income related to these retailers was $105.9 million, $101.8 million, and $83.8 million for the years ended December 31, 2024, 2023, and 2022, respectively, net of elimination.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

13. Quarterly Financial Data (Unaudited)

Quarterly 2024 and 2023 data is summarized in the table below. Quarterly amounts may not sum to annual amounts due to rounding.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2024
Total revenue	$1,442,590	$1,458,266	$1,480,710	$1,582,232
Operating income before other items	735,180	754,101	767,769	835,746
Consolidated net income	841,155	569,435	546,671	771,760
Simon Property Group, Inc.
Net income attributable to common stockholders	$731,702	$493,465	$475,161	$667,231
Net income per share — Basic and Diluted	$2.25	$1.51	$1.46	$2.04
Weighted average shares outstanding — Basic and Diluted	325,911,525	326,038,544	326,157,686	326,278,138
Simon Property Group, L.P.
Net income attributable to unitholders	$841,359	$567,384	$546,479	$770,543
Net income per unit — Basic and Diluted	$2.25	$1.51	$1.46	$2.04
Weighted average units outstanding — Basic and Diluted	374,754,605	374,882,354	375,097,198	376,990,586
2023
Total revenue	$1,350,849	$1,369,601	$1,410,948	$1,527,438
Operating income before other items	662,723	657,925	694,234	792,139
Consolidated net income	519,255	557,505	680,762	859,496
Simon Property Group, Inc.
Net income attributable to common stockholders	$451,827	$486,343	$594,139	$747,480
Net income per share — Basic and Diluted	$1.38	$1.49	$1.82	$2.29
Weighted average shares outstanding — Basic and Diluted	326,954,294	327,189,785	327,158,743	325,933,832
Simon Property Group, L.P.
Net income attributable to unitholders	$517,180	$556,556	$680,598	$858,783
Net income per unit — Basic and Diluted	$1.38	$1.49	$1.82	$2.29
Weighted average units outstanding — Basic and Diluted	374,245,604	374,423,175	374,816,882	374,864,197

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of December 31, 2024. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

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

We assessed the effectiveness of Simon’s internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, we believe that, as of December 31, 2024, Simon’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

The audit report of Ernst & Young LLP on their assessment of Simon's internal control over financial reporting as of December 31, 2024 is set forth within Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of December 31, 2024. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

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

We assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, we believe that, as of December 31, 2024, the Operating Partnership’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

The audit report of Ernst & Young LLP on their assessment of the Operating Partnership’s internal control over financial reporting as of December 31, 2024 is set forth within Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2025 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A and the information included under the caption "Information about our Executive Officers" in Part I hereof.

Item 11.    Executive Compensation

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2025 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2025 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2025 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2025 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

The Audit Committee of Simon's Board of Directors pre-approves all audit and permissible non-audit services to be provided by Ernst & Young LLP (PCAOB ID: 42), or Ernst & Young, Simon’s and the Operating Partnership’s independent registered public accounting firm, prior to commencement of services. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve specific services up to specified individual and aggregate fee amounts. These pre-approval decisions are presented to the full Audit Committee at the next scheduled meeting after such approvals are made.  We have incurred fees as shown below for services from Ernst & Young as Simon’s and the Operating Partnership’s independent registered public accounting firm and for services provided to our managed consolidated and joint venture properties and our consolidated non-managed properties. Ernst & Young has advised us that it has billed or will bill these indicated amounts for the following categories of services for the years ended December 31, 2024 and 2023, respectively:

	2024	2023
Audit Fees (1)	$5,201,000	$5,506,000
Audit Related Fees (2)	6,073,000	5,517,000
Tax Fees (3)	298,000	283,000
All Other Fees	—	—
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

(2)

Audit-Related Fees include audits of individual or portfolios of properties and schedules to comply with lender, joint venture partner or contract requirements, services related to pre-implementation reviews of certain information technology applications, audit services related to our employee benefit plan, and due diligence services in relation to acquisition-related activity for our managed consolidated and joint venture entities and our consolidated non-managed entities.  Our share of these Audit-Related Fees was approximately 64% and 59% for the years ended 2024 and 2023, respectively.

(3)

Tax Fees include fees for international and other tax consulting services, tax due diligence and tax return compliance services associated with the tax returns for certain managed joint ventures as well as other miscellaneous tax compliance services.  Our share of these Tax Fees was approximately 70% and 59% for 2024 and 2023, respectively.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

			Page No.
(a)	(1)	Financial Statements
		The following consolidated financial statements of Simon Property Group, Inc. and Simon Property Group, L.P. are set forth in Part II, item 8.
		Reports of Independent Registered Public Accounting Firm	80
		Consolidated Financial Statements of Simon Property Group, Inc. Consolidated Balance Sheets as of December 31, 2024 and 2023	88
		Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022	89
		Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	90
		Consolidated Statements of Equity for the years ended December 31, 2024, 2023 and 2022	91
		Consolidated Financial Statements of Simon Property Group, L.P. Consolidated Balance Sheets as of December 31, 2024 and 2023	93
		Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022	94
		Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	95
		Consolidated Statements of Equity for the years ended December 31, 2024, 2023 and 2022	96
		Notes to Consolidated Financial Statements	98
	(2)	Financial Statement Schedule
		Simon Property Group, Inc. and Simon Property Group, L.P. Schedule III — Schedule of Real Estate and Accumulated Depreciation	155
		Notes to Schedule III	160
		Other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
	(3)	Exhibits
		The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	147

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

10.41*

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

10.43*

Form of Simon Property Group Series 2021 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 10, 2021).

10.44*

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

10.46*

Form of Simon Property Group Series 2022 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed on May 9, 2022).

10.47*

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

10.49

Third Amended and Restated $5,000,000,000 Credit Agreement, dated as of March 14, 2023 (incorporated by reference to Exhibit 99.2 of Simon Property Group, Inc. and L.P.’s Current Report on Form 8-K filed March 15, 2023).

Exhibits

10.50*

Simon Property Group, Inc., 2023 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed on May 4, 2023).

10.51*

Form of Simon Property Group Series 2023 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed on May 4, 2023).

10.52*

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

10.54*	Amended and Restated Other Platform Investment Incentive Program (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s Form 8-K/A filed on November 9, 2023).

10.55*

Simon Property Group L.P. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed on May 7, 2024).

10.56*

Form of Simon Property Group Series 2024 LTIP Unit Award Agreement incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed on May 7, 2024).

10.57*

Form of Certificate of Designation of Series 2024 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed on May 7, 2024).

10.58*

Form of Simon Property Group 2024 Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed on May 7, 2024).

10.59*

Form of Simon Property Group Series 2024-2 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Form 8-K filed on August 29, 2024).

10.60*

Form of Certificate of Designation of Series 2024-2 LTIP Units of Simon Property Group, L.P. (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Form 8-K filed on August 29, 2024).

10.61

Third Amended and Restated $3,500,000,000 Credit Agreement dated as of September 19, 2024 (incorporated by reference to Exhibit 99.2 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Form 8-K filed September 19, 2024).

19.1	Simon Property Group, Inc. – Insider Trading Policy

21.1	List of Subsidiaries of Simon Property Group Inc. and Simon Property Group, L.P.

23.1	Simon Property Group, Inc. — Consent of Ernst & Young LLP.

23.2	Simon Property Group, L.P. — Consent of Ernst & Young LLP.

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

97

Simon Property Group, Inc. – Policy For Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 of Simon Property Group, Inc.’s Annual Report on Form 10-K filed February 22, 2024).

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
Date: February 21, 2025

SIMON PROPERTY GROUP, L.P.

/s/ DAVID SIMON
David Simon
Chairman of the Board of Directors, Chief Executive Officer and President of Simon Property Group, Inc., General Partner
Date: February 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Simon Property Group, Inc., for itself and in its capacity as General Partner of Simon Property Group, L.P., and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer) and President	February 21, 2025
David Simon

/s/ ELI SIMON	Director and Chief Investment Officer	February 21, 2025
Eli Simon

/s/ RICHARD S. SOKOLOV	Director and Vice Chairman	February 21, 2025
Richard S. Sokolov

/s/ LARRY C. GLASSCOCK	Director	February 21, 2025
Larry C. Glasscock

/s/ REUBEN S. LEIBOWITZ	Director	February 21, 2025
Reuben S. Leibowitz

/s/ RANDALL J. LEWIS	Director	February 21, 2025
Randall J. Lewis

/s/ NINA P. JONES	Director	February 21, 2025
Nina P. Jones

/s/ ALLAN HUBBARD	Director	February 21, 2025
Allan Hubbard

/s/ DANIEL C. SMITH	Director	February 21, 2025
Daniel C. Smith

Signature	Capacity	Date

/s/ GARY M. RODKIN	Director	February 21, 2025
Gary M. Rodkin

/s/ GLYN F. AEPPEL	Director	February 21, 2025
Glyn F. Aeppel

/s/ STEFAN M. SELIG	Director	February 21, 2025
Stefan M. Selig

/s/ MARTA R. STEWART	Director	February 21, 2025
Marta R. Stewart

/s/ PEGGY F. ROE	Director	February 21, 2025
Peggy F. Roe
/s/ BRIAN J. MCDADE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2025
Brian J. McDade

/s/ ADAM J. REUILLE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2025
Adam J. Reuille

SCHEDULE III

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2024

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Malls
Barton Creek Square	Austin, TX	$-	$2,903	$20,929	$7,983	$104,331	$10,886	$125,260	$136,146	$77,462	1981
Battlefield Mall	Springfield, MO	-	3,919	27,231	3,000	76,698	6,919	103,929	110,848	82,028	1970
Bay Park Square	Green Bay, WI	-	6,278	25,623	4,106	31,653	10,384	57,276	67,660	39,375	1980
Brea Mall	Brea (Los Angeles), CA	-	39,500	209,202	3,847	219,740	43,347	428,942	472,289	188,906	1998	(4)
Broadway Square	Tyler, TX	-	11,306	32,431	-	53,318	11,306	85,749	97,055	50,395	1994	(4)
Burlington Mall	Burlington (Boston), MA	-	46,600	303,618	27,458	277,625	74,058	581,243	655,301	317,197	1998	(4)
Castleton Square	Indianapolis, IN	-	26,250	98,287	7,434	82,590	33,684	180,877	214,561	139,683	1972
Cielo Vista Mall	El Paso, TX	-	1,005	15,262	608	63,078	1,613	78,340	79,953	57,736	1974
College Mall	Bloomington, IN	-	1,003	16,245	720	72,503	1,723	88,748	90,471	56,869	1965
Columbia Center	Kennewick, WA	-	17,441	66,580	-	48,803	17,441	115,383	132,824	78,658	1987
Copley Place	Boston, MA	-	-	378,045	-	236,259	-	614,304	614,304	329,118	2002	(4)
Coral Square	Coral Springs (Miami), FL	-	12,282	93,630	-	23,066	12,282	116,696	128,978	96,101	1984
Cordova Mall	Pensacola, FL	-	18,626	73,091	7,321	76,987	25,947	150,078	176,025	98,469	1998	(4)
Domain, The	Austin, TX	210,000	40,436	197,010	-	196,440	40,436	393,450	433,886	220,797	2005
Empire Mall	Sioux Falls, SD	169,566	35,998	192,186	-	41,985	35,998	234,171	270,169	99,168	1998	(5)
Fashion Mall at Keystone, The	Indianapolis, IN	-	-	120,579	29,145	123,834	29,145	244,413	273,558	160,486	1997	(4)
Firewheel Town Center	Garland (Dallas), TX	-	8,438	82,716	-	28,327	8,438	111,043	119,481	72,154	2004
Forum Shops at Caesars Palace, The	Las Vegas, NV	-	-	276,567	-	344,242	-	620,809	620,809	369,290	1992
Greenwood Park Mall	Greenwood (Indianapolis), IN	-	2,423	23,445	5,253	131,643	7,676	155,088	162,764	105,783	1979
Haywood Mall	Greenville, SC	-	11,585	133,893	6	48,480	11,591	182,373	193,964	131,890	1998	(4)
King of Prussia	King of Prussia (Philadelphia), PA	-	175,063	1,128,236	-	440,595	175,063	1,568,831	1,743,894	669,884	2003	(5)
La Plaza Mall (13)	McAllen, TX	-	87,912	9,828	6,569	197,764	94,481	207,592	302,073	76,134	1976
Lakeline Mall	Cedar Park (Austin), TX	-	8,944	81,568	14	26,600	8,958	108,168	117,126	76,662	1995
Lenox Square	Atlanta, GA	-	37,216	492,411	-	167,283	37,216	659,694	696,910	450,514	1998	(4)
Mall of Georgia	Buford (Atlanta), GA	-	47,492	326,633	-	20,688	47,492	347,321	394,813	240,683	1999	(5)
McCain Mall	N. Little Rock, AR	-	-	9,515	10,142	31,042	10,142	40,557	50,699	22,715	1973
Menlo Park Mall	Edison (New York), NJ	-	65,684	223,252	-	107,385	65,684	330,637	396,321	226,902	1997	(4)
Miami International	Miami, FL	158,000	3,996	160,710	-	350	3,996	161,060	165,056	68,883	1982	(3) (5)
Midland Park Mall	Midland, TX	-	687	9,213	1,196	46,118	1,883	55,331	57,214	27,336	1980
Miller Hill Mall	Duluth, MN	-	2,965	18,092	1,811	50,657	4,776	68,749	73,525	50,609	1973
North East Mall	Hurst (Dallas), TX	-	128	12,966	19,010	135,086	19,138	148,052	167,190	115,948	1971
Ocean County Mall	Toms River (New York), NJ	-	20,404	124,945	3,277	89,072	23,681	214,017	237,698	128,165	1998	(4)
Orland Square	Orland Park (Chicago), IL	-	35,439	129,906	-	83,641	35,439	213,547	248,986	142,289	1997	(4)
Penn Square Mall	Oklahoma City, OK	310,000	2,043	155,958	-	67,007	2,043	222,965	225,008	164,406	2002	(4)
Pheasant Lane Mall	Nashua, NH	-	3,902	155,068	550	52,797	4,452	207,865	212,317	140,998	2004	(5)
Phipps Plaza	Atlanta, GA	-	15,005	210,610	-	274,918	15,005	485,528	500,533	222,387	1998	(4)
Plaza Carolina	Carolina (San Juan), PR	-	15,493	279,560	-	84,628	15,493	364,188	379,681	213,887	2004	(4)
Prien Lake Mall	Lake Charles, LA	-	1,842	2,813	3,053	69,031	4,895	71,844	76,739	34,945	1972
Rockaway Townsquare	Rockaway (New York), NJ	-	41,918	212,257	-	76,917	41,918	289,174	331,092	194,087	1998	(4)
Roosevelt Field	Garden City (New York), NY	-	163,160	702,008	1,246	412,044	164,406	1,114,052	1,278,458	672,623	1998	(4)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2024

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Ross Park Mall	Pittsburgh, PA	$-	$23,541	$90,203	$5,815	$162,232	$29,356	$252,435	$281,791	$156,797	1986
Santa Rosa Plaza	Santa Rosa, CA	-	10,400	87,864	-	31,631	10,400	119,495	129,895	80,614	1998	(4)
Shops at Chestnut Hill, The	Chestnut Hill (Boston), MA	93,075	449	25,102	38,864	107,735	39,313	132,837	172,150	60,996	2002	(5)
Shops at Riverside, The	Hackensack (New York), NJ	-	13,521	238,746	-	275,240	13,521	513,986	527,507	175,456	2007	(4) (5)
Smith Haven Mall	Lake Grove (New York)	-	25,822	398,974	-	1,139	25,822	400,113	425,935	257,416	1995	(4) (5)
South Hills Village	Pittsburgh, PA	-	23,445	125,840	1,472	99,541	24,917	225,381	250,298	133,709	1997	(4)
South Shore Plaza	Braintree (Boston), MA	-	101,200	301,495	1,972	178,531	103,172	480,026	583,198	323,508	1998	(4)
Southdale Center	Edina (Minneapolis), MN	-	41,430	184,967	-	195,872	41,430	380,839	422,269	106,762	2007	(4) (5)
SouthPark	Charlotte, NC	-	42,092	188,055	100	252,956	42,192	441,011	483,203	273,203	2002	(4)
St. Charles Towne Center	Waldorf (Washington, DC), MD	-	7,710	52,934	1,180	25,249	8,890	78,183	87,073	66,648	1990
Stanford Shopping Center	Palo Alto (San Jose), CA	-	-	339,537	-	243,663	-	583,200	583,200	283,248	2003	(4)
Summit Mall	Akron, OH	85,000	15,374	51,137	-	61,715	15,374	112,852	128,226	79,028	1965
Tacoma Mall	Tacoma (Seattle), WA	-	37,113	125,826	-	188,904	37,113	314,730	351,843	182,943	1987
Tippecanoe Mall	Lafayette, IN	-	2,897	8,439	5,517	51,252	8,414	59,691	68,105	48,612	1973
Town Center at Boca Raton	Boca Raton (Miami), FL	-	64,200	307,317	-	278,939	64,200	586,256	650,456	372,051	1998	(4)
Towne East Square	Wichita, KS	-	8,024	18,479	4,108	64,787	12,132	83,266	95,398	53,351	1975
Treasure Coast Square	Jensen Beach, FL	-	10,750	72,990	3,067	29,817	13,817	102,807	116,624	76,016	1987
Tyrone Square	St. Petersburg (Tampa), FL	-	15,638	120,962	1,459	51,295	17,097	172,257	189,354	132,925	1972
University Park Mall	Mishawaka, IN	-	10,762	118,164	7,000	60,885	17,762	179,049	196,811	153,914	1996	(4)
Walt Whitman Shops	Huntington Station (New York), NY	-	51,700	111,258	3,789	146,371	55,489	257,629	313,118	159,826	1998	(4)
White Oaks Mall	Springfield, IL	34,000	2,907	35,692	2,468	69,009	5,375	104,701	110,076	70,665	1977
Wolfchase Galleria	Memphis, TN	155,152	16,407	128,276	-	20,212	16,407	148,488	164,895	116,046	2002	(4)
Woodland Hills Mall	Tulsa, OK	-	34,211	187,123	13,811	53,723	48,022	240,846	288,868	177,173	2004	(5)

Premium Outlets
Albertville Premium Outlets	Albertville (Minneapolis), MN	-	3,900	97,059	-	11,295	3,900	108,354	112,254	75,819	2004	(4)
Allen Premium Outlets	Allen (Dallas), TX	-	20,932	69,788	-	45,389	20,932	115,177	136,109	51,036	2004	(4)
Aurora Farms Premium Outlets	Aurora (Cleveland), OH	-	2,370	24,326	541	10,255	2,911	34,581	37,492	27,066	2004	(4)
Birch Run Premium Outlets	Birch Run (Detroit), MI	123,000	11,477	77,856	-	9,423	11,477	87,279	98,756	47,917	2010	(4)
Camarillo Premium Outlets	Camarillo (Los Angeles), CA	-	16,599	224,721	395	79,553	16,994	304,274	321,268	183,418	2004	(4)
Carlsbad Premium Outlets	Carlsbad (San Diego), CA	-	12,890	184,990	96	14,886	12,986	199,876	212,862	108,623	2004	(4)
Carolina Premium Outlets	Smithfield (Raleigh), NC	-	3,175	59,863	5,311	9,442	8,486	69,305	77,791	44,524	2004	(4)
Chicago Premium Outlets	Aurora (Chicago), IL	-	659	118,005	13,050	98,447	13,709	216,452	230,161	107,321	2004	(4)
Cincinnati Premium Outlets	Monroe (Cincinnati), OH	-	14,117	71,520	-	5,132	14,117	76,652	90,769	44,758	2008
Clinton Premium Outlets	Clinton, CT	-	2,060	107,556	1,532	7,785	3,592	115,341	118,933	75,699	2004	(4)
Denver Premium Outlets	Thornton (Denver), CO	-	10,182	45,335	10	65,942	10,192	111,277	121,469	35,181	2018
Desert Hills Premium Outlets	Cabazon (Palm Springs), CA	-	3,440	338,679	-	121,909	3,440	460,588	464,028	240,073	2004	(4)
Ellenton Premium Outlets	Ellenton (Tampa), FL	178,000	15,807	182,412	-	9,691	15,807	192,103	207,910	142,793	2010	(4)
Finger Lakes Premium Outlets	Waterloo, NY	-	3,230	75,277	-	16,557	3,230	91,834	95,064	57,361	2004	(4)
Folsom Premium Outlets	Folsom (Sacramento), CA	-	9,060	50,281	-	7,067	9,060	57,348	66,408	38,751	2004	(4)
Gilroy Premium Outlets	Gilroy (San Jose), CA	-	8,539	190,835	-	-	8,539	190,835	199,374	115,071	2004	(4)
Gloucester Premium Outlets	Blackwood (Philadelphia). NJ	75,000	14,389	107,685	-	1,142	14,389	108,827	123,216	37,328	2015	(5)
Grand Prairie Premium Outlets	Grand Prairie (Dallas), TX	-	9,497	194,245	-	2,238	9,497	196,483	205,980	78,046	2012

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2024

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Grove City Premium Outlets	Grove City (Pittsburgh), PA	$140,000	$6,421	$121,880	$-	$11,026	$6,421	$132,906	$139,327	$97,735	2010	(4)
Gulfport Premium Outlets	Gulfport, MS	50,000	-	27,949	-	8,616	-	36,565	36,565	23,260	2010	(4)
Hagerstown Premium Outlets	Hagerstown (Baltimore/Washington, DC), MD	68,365	3,560	85,883	-	760	3,560	86,643	90,203	50,692	2010	(4)
Houston Premium Outlets	Cypress (Houston), TX	-	8,695	69,350	-	41,086	8,695	110,436	119,131	66,539	2007
Indiana Premium Outlets	Edinburgh (Indianapolis), IN	-	2,857	47,309	-	23,881	2,857	71,190	74,047	43,305	2004	(4)
Jackson Premium Outlets	Jackson (New York), NJ	-	6,413	104,013	3	9,330	6,416	113,343	119,759	63,855	2004	(4)
Jersey Shore Premium Outlets	Tinton Falls (New York), NJ	-	15,390	50,979	-	81,429	15,390	132,408	147,798	82,529	2007
Johnson Creek Premium Outlets	Johnson Creek, WI	-	2,800	39,546	-	8,788	2,800	48,334	51,134	28,415	2004	(4)
Kittery Premium Outlets	Kittery, ME	-	11,832	94,994	-	15,096	11,832	110,090	121,922	58,923	2004	(4)
Las Americas Premium Outlets	San Diego, CA	-	52,969	283,081	-	14,522	52,969	297,603	350,572	134,603	2007	(4)
Las Vegas North Premium Outlets	Las Vegas, NV	-	25,435	134,973	16,536	154,418	41,971	289,391	331,362	167,869	2004	(4)
Las Vegas South Premium Outlets	Las Vegas, NV	-	13,085	160,777	-	40,216	13,085	200,993	214,078	107,295	2004	(4)
Lee Premium Outlets	Lee, MA	45,089	9,167	52,212	-	5,614	9,167	57,826	66,993	39,774	2010	(4)
Leesburg Premium Outlets	Leesburg (Washington, DC), VA	-	7,190	162,023	-	25,353	7,190	187,376	194,566	108,129	2004	(4)
Lighthouse Place Premium Outlets	Michigan City (Chicago, IL), IN	-	6,630	94,138	-	14,556	6,630	108,694	115,324	69,844	2004	(4)
Merrimack Premium Outlets	Merrimack, NH	-	14,975	118,428	-	12,674	14,975	131,102	146,077	58,987	2012
Napa Premium Outlets	Napa, CA	-	11,400	45,023	-	8,252	11,400	53,275	64,675	33,911	2004	(4)
North Bend Premium Outlets	North Bend (Seattle), WA	-	2,012	36,036	-	30	2,012	36,066	38,078	20,975	2004	(4)
North Georgia Premium Outlets	Dawsonville (Atlanta), GA	-	4,300	137,020	-	5,196	4,300	142,216	146,516	81,256	2004	(4)
Orlando International Premium Outlets	Orlando, FL	-	31,998	472,815	-	22,239	31,998	495,054	527,052	244,446	2010	(4)
Orlando Vineland Premium Outlets	Orlando, FL	-	14,040	382,949	36,023	35,536	50,063	418,485	468,548	227,552	2004	(4)
Petaluma Village Premium Outlets	Petaluma (San Francisco), CA	-	13,322	13,710	-	3,889	13,322	17,599	30,921	12,183	2004	(4)
Philadelphia Premium Outlets	Limerick (Philadelphia), PA	-	16,676	105,249	-	28,421	16,676	133,670	150,346	87,379	2006
Phoenix Premium Outlets	Chandler (Phoenix), AZ	-	-	63,082	-	1,817	-	64,899	64,899	32,613	2013
Pismo Beach Premium Outlets	Pismo Beach, CA	30,335	4,317	19,044	-	4,604	4,317	23,648	27,965	17,081	2010	(4)
Pleasant Prairie Premium Outlets	Pleasant Prairie (Chicago, IL/Milwaukee), WI	145,000	16,823	126,686	-	10,775	16,823	137,461	154,284	73,847	2010	(4)
Pocono Premium Outlets	Tannersville, PA	-	7,720	172,931	-	32,331	7,720	205,262	212,982	108,904	2004	(4)
Puerto Rico Premium Outlets	Barceloneta, PR	-	20,586	114,021	-	11,355	20,586	125,376	145,962	67,121	2010	(4)
Queenstown Premium Outlets	Queenstown (Baltimore), MD	53,290	8,129	61,950	-	6,358	8,129	68,308	76,437	37,400	2010	(4)
Rio Grande Valley Premium Outlets	Mercedes (McAllen), TX	-	12,229	41,547	-	29,550	12,229	71,097	83,326	48,008	2005
Round Rock Premium Outlets	Round Rock (Austin), TX	-	12,985	82,252	-	9,158	12,985	91,410	104,395	59,480	2005
San Francisco Premium Outlets	Livermore (San Francisco), CA	-	21,925	308,694	46,177	75,416	68,102	384,110	452,212	146,135	2012
San Marcos Premium Outlets	San Marcos (Austin/San Antonio), TX	-	13,180	287,179	-	33,112	13,180	320,291	333,471	157,020	2010	(4)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2024

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Seattle Premium Outlets	Tulalip (Seattle), WA	$-	$-	$103,722	$-	$56,982	$-	$160,704	$160,704	$92,773	2004	(4)
St. Augustine Premium Outlets	St. Augustine (Jacksonville), FL	-	6,090	57,670	2	17,226	6,092	74,896	80,988	45,678	2004	(4)
Tampa Premium Outlets	Lutz (Tampa), FL	-	14,298	97,188	121	12,354	14,419	109,542	123,961	38,139	2015
Tucson Premium Outlets	Marana (Tucson), AZ	-	12,508	69,677	-	6,799	12,508	76,476	88,984	27,144	2015
Tulsa Premium Outlets	Jenks (Tulsa), OK	-	11,026	102,600	1	52,026	11,027	154,626	165,653	2,878	2024
Vacaville Premium Outlets	Vacaville, CA	-	9,420	84,850	-	20,252	9,420	105,102	114,522	66,720	2004	(4)
Waikele Premium Outlets	Waipahu (Honolulu), HI	-	22,630	77,316	-	21,904	22,630	99,220	121,850	59,450	2004	(4)
Williamsburg Premium Outlets	Williamsburg, VA	185,000	10,323	223,789	-	11,450	10,323	235,239	245,562	117,025	2010	(4)
Woodburn Premium Outlets	Woodburn (Portland), OR	-	9,414	150,414	-	5,660	9,414	156,074	165,488	66,478	2013	(4)
Woodbury Common Premium Outlets	Central Valley (New York), NY	-	11,010	862,559	1,779	284,336	12,789	1,146,895	1,159,684	573,646	2004	(4)
Wrentham Village Premium Outlets	Wrentham (Boston), MA	-	4,900	282,031	-	58,069	4,900	340,100	345,000	183,801	2004	(4)

The Mills
Arizona Mills	Tempe (Phoenix), AZ	94,000	41,285	297,289	-	19,686	41,285	316,975	358,260	118,066	2007	(4) (5)
Great Mall	Milpitas (San Jose), CA	-	69,853	463,101	-	68,227	69,853	531,328	601,181	230,996	2007	(4) (5)
Gurnee Mills	Gurnee (Chicago), IL	257,710	41,133	297,911	-	43,215	41,133	341,126	382,259	148,573	2007	(4) (5)
Mills at Jersey Gardens, The	Elizabeth, NJ	-	120,417	865,605	-	32,696	120,417	898,301	1,018,718	321,737	2015	(4)
Opry Mills	Nashville, TN	375,000	51,000	327,503	-	30,461	51,000	357,964	408,964	142,722	2007	(4) (5)
Outlets at Orange, The	Orange (Los Angeles), CA	-	64,973	211,322	-	8,656	64,973	219,978	284,951	49,402	2007	(4) (5)
Potomac Mills	Woodbridge (Washington, DC), VA	416,000	61,608	425,370	-	49,281	61,608	474,651	536,259	209,799	2007	(4) (5)
Sawgrass Mills	Sunrise (Miami), FL	-	192,981	1,641,153	5,395	254,007	198,376	1,895,160	2,093,536	782,774	2007	(4) (5)

Designer Outlets
La Reggia Designer Outlet	Marcianise (Naples), Italy	166,195	37,220	233,179	-	44,611	37,220	277,790	315,010	97,541	2013	(4) (5) (7)
Noventa Di Piave Designer Outlet	Venice, Italy	288,341	38,793	309,283	-	81,213	38,793	390,496	429,289	116,864	2013	(4) (5) (7)
Ochtrup Designer Outlet	Ochtrup, Germany	51,936	11,770	97,941	-	68	11,770	98,009	109,779	17,406	2016	(4) (5) (7)
Paris-Giverny Designer Outlets	Normandy, France	95,407	16,312	238,139	-	-	16,312	238,139	254,451	22,104	2023
Parndorf Designer Outlet	Vienna, Austria	187,840	14,903	223,156	-	16,127	14,903	239,283	254,186	86,515	2013	(4) (5) (7)
Provence Designer Outlet	Provence, France	97,724	41,321	84,637	6,169	1,838	47,490	86,475	133,965	55,150	2017	(4) (5) (7)
Roermond Designer Outlet	Roermond, Netherlands	290,842	15,035	400,094	-	40,106	15,035	440,200	455,235	162,233	2013	(4) (5) (7)
Roosendaal Designer Outlet	Roosendaal, Netherlands	67,516	22,191	108,069	-	14,097	22,191	122,166	144,357	45,606	2017	(4) (5) (7)

Lifestyle Centers
ABQ Uptown	Albuquerque, NM	-	6,374	75,333	4,054	12,608	10,428	87,941	98,369	42,023	2011	(4)
Northgate Station	Seattle, WA	-	19,904	115,992	15,964	115,842	35,868	231,834	267,702	72,416	1987
University Park Village	Fort Worth, TX	50,113	18,031	100,523	-	12,181	18,031	112,704	130,735	39,402	2015	(4)

Other Properties
Calhoun Outlet Marketplace	Calhoun, GA	16,282	1,745	12,529	-	2,210	1,745	14,739	16,484	12,622	2010	(4)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2024

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Florida Keys Outlet Marketplace	Florida City, FL	$17,000	$1,112	$1,748	$-	$6,899	$1,112	$8,647	$9,759	$5,742	2010	(4)
Gaffney Outlet Marketplace	Gaffney (Greenville/Charlotte), SC	26,302	4,056	32,371	-	6,515	4,056	38,886	42,942	26,785	2010	(4)
Orlando Outlet Marketplace	Orlando, FL	-	3,367	1,557	-	4,715	3,367	6,272	9,639	4,072	2010	(4)
Oxford Valley Mall	Langhorne (Philadelphia), PA	-	18,355	100,287	-	23,812	18,355	124,099	142,454	94,539	2003	(4)
Southridge Mall	Greendale (Milwaukee), WI	103,889	12,359	130,111	1,939	12,244	14,298	142,355	156,653	74,824	2007	(4) (5)

Other pre-development costs		84,047	66,138	213,610	959	-	67,097	213,610	280,707	1,882
Other		14,753	9,398	475,504	265	6	9,663	475,510	485,173	62,578
Currency Translation Adjustment		-	(11,217)	(76,185)	(513)	(40,944)	(11,730)	(117,129)	(128,859)	(74,898)
		$5,008,769	$3,238,299	$26,008,603	$390,180	$10,074,915	$3,628,479	$36,083,518	$39,711,997	$18,663,586

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Schedule III as of December 31, 2024

(Dollars in thousands)

(1)	Reconciliation of Real Estate Properties:

The changes in real estate assets for the years ended December 31, 2024, 2023, and 2022 are as follows:

	2024	2023	2022
Balance, beginning of year	$38,784,918	$37,879,778	$37,497,216
Acquisitions and consolidations (7)	589,501	78,410	122,074
Improvements	744,574	823,705	688,173
Disposals and consolidations	(285,998)	(55,593)	(308,030)
Currency Translation Adjustment	(120,998)	58,618	(119,655)
Balance, close of year	$39,711,997	$38,784,918	$37,879,778

The unaudited aggregate cost of domestic consolidated real estate assets for U.S. federal income tax purposes as of December 31, 2024 was $24,269,521.

(2)	Reconciliation of Accumulated Depreciation:

The changes in accumulated depreciation for the years ended December 31, 2024, 2023, and 2022 are as follows:

	2024	2023	2022
Balance, beginning of year	$17,351,320	$16,224,050	$15,304,461
Depreciation expense (7)	1,118,198	1,193,391	1,075,391
Disposals and consolidations	164,761	(53,489)	(180,091)
Currency Translation Adjustment	29,307	(12,632)	24,289
Balance, close of year	$18,663,586	$17,351,320	$16,224,050

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