Form 10-Q
period 2025-03-31
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2025-05-12
CIK 1063761, 1022344

J

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of March 31, 2025, Simon Property Group, Inc. had 326,417,039 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2025 of Simon Property Group, Inc., a Delaware corporation, and Simon Property Group, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority-owned partnership subsidiary, for which Simon is the general partner. As of March 31, 2025, Simon owned an approximate 86.6% ownership interest in the Operating Partnership, with the remaining 13.4% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day-to-day management.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10-Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	March 31,	December 31,
	2025	2024
ASSETS:
Investment properties, at cost	$40,837,785	$40,242,392
Less - accumulated depreciation	19,296,503	19,047,078
	21,541,282	21,195,314
Cash and cash equivalents	1,380,008	1,400,345
Tenant receivables and accrued revenue, net	779,888	796,513
Investment in TRG, at equity	3,015,484	3,069,297
Investment in Klépierre, at equity	1,398,028	1,384,267
Investment in other unconsolidated entities, at equity	2,554,065	2,670,739
Right-of-use assets, net	517,531	519,607
Deferred costs and other assets	1,314,857	1,369,609
Total assets	$32,501,143	$32,405,691
LIABILITIES:
Mortgages and unsecured indebtedness	$24,753,200	$24,264,495
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,487,366	1,712,465
Cash distributions and losses in unconsolidated entities, at equity	1,729,919	1,680,431
Dividend payable	1,736	2,410
Lease liabilities	518,174	520,283
Other liabilities	743,173	626,155
Total liabilities	29,233,568	28,806,239
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests	241,766	184,729
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	40,696	40,778
Common stock, $0.0001 par value, 511,990,000 shares authorized, 343,062,397 and 342,945,839 issued and outstanding, respectively	33	33
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	11,594,691	11,583,051
Accumulated deficit	(6,709,618)	(6,382,515)
Accumulated other comprehensive loss	(219,745)	(193,026)
Common stock held in treasury, at cost, 16,645,358 and 16,675,701 shares, respectively	(2,100,482)	(2,106,396)
Total stockholders’ equity	2,605,575	2,941,925
Noncontrolling interests	420,234	472,798
Total equity	3,025,809	3,414,723
Total liabilities and equity	$32,501,143	$32,405,691

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2025	2024
REVENUE:
Lease income	$1,367,428	$1,302,671
Management fees and other revenues	33,792	29,455
Other income	71,792	110,464
Total revenue	1,473,012	1,442,590
EXPENSES:
Property operating	136,821	126,114
Depreciation and amortization	328,051	307,369
Real estate taxes	107,452	109,210
Repairs and maintenance	30,142	25,728
Advertising and promotion	34,257	28,081
Home and regional office costs	65,066	60,723
General and administrative	12,629	9,132
Other	30,978	41,053
Total operating expenses	745,396	707,410
OPERATING INCOME BEFORE OTHER ITEMS	727,616	735,180
Interest expense	(226,995)	(230,623)
(Loss) gain due to disposal, exchange, or revaluation of equity interests, net (Note 6)	(23,992)	414,769
Income and other tax benefit (expense)	7,637	(47,603)
Income (loss) from unconsolidated entities	30,359	(34,342)
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net	(36,765)	(7,192)
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	10,966
CONSOLIDATED NET INCOME	477,860	841,155
Net income attributable to noncontrolling interests	63,327	108,619
Preferred dividends	834	834
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$413,699	$731,702
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.27	$2.25

Consolidated Net Income	$477,860	$841,155
Unrealized (loss) gain on derivative hedge agreements	(13,833)	27,744
Net gain reclassified from accumulated other comprehensive loss into earnings	(1,455)	(1,611)
Currency translation adjustments	(16,640)	(17,429)
Changes in available-for-sale securities and other	1,098	(626)
Comprehensive income	447,030	849,233
Comprehensive income attributable to noncontrolling interests	59,216	109,705
Comprehensive income attributable to common stockholders	$387,814	$739,528

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$477,860	$841,155
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	355,647	324,762
Gain on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	(10,966)
Loss (gain) due to disposal, exchange, or revaluation of equity interests, net	23,992	(414,769)
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net	36,765	7,192
Straight-line lease (income) loss	(1,682)	3,849
Equity in income of unconsolidated entities	(30,359)	34,342
Distributions of income from unconsolidated entities	108,263	73,341
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	35,093	30,426
Deferred costs and other assets	48,189	(3,392)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	(226,550)	(112,837)
Net cash provided by operating activities	827,218	773,103
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(392,388)	—
Funding of loans to related parties	—	(106,000)
Repayments of loans to related parties	7,018	4,083
Capital expenditures, net	(230,201)	(162,974)
Cash impact from the consolidation of properties	25,281	10,454
Investments in unconsolidated entities	(5,763)	(27,923)
Purchase of short-term investments	—	(600,000)
Proceeds from redemption of short-term investments	—	300,000
Purchase of equity instruments	(12,874)	(626)
Proceeds from sale of equity instruments	85,215	1,152,180
Distributions of capital from unconsolidated entities and other	145,846	124,177
Net cash (used in) provided by investing activities	(377,866)	693,371
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(82)	(82)
Purchase of shares related to stock grant recipients' tax withholdings	(1,588)	(4,438)
Redemption of limited partner units	(6,335)	(40,716)
Distributions to noncontrolling interest holders in properties	(1,928)	(6,571)
Contributions from noncontrolling interest holders in properties	2,622	1,734
Preferred distributions of the Operating Partnership	(291)	(432)
Preferred dividends and distributions to stockholders	(686,102)	(636,453)
Distributions to limited partners	(106,934)	(95,349)
Proceeds from issuance of debt, net of transaction costs	857,079	67,890
Repayments of debt	(526,130)	(669,943)
Net cash used in financing activities	(469,689)	(1,384,360)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,337)	82,114
CASH AND CASH EQUIVALENTS, beginning of period	1,400,345	1,168,991
CASH AND CASH EQUIVALENTS, end of period	$1,380,008	$1,251,105

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
December 31, 2024	$40,778	$33	$(193,026)	$11,583,051	$(6,382,515)	$(2,106,396)	$472,798	$3,414,723
Exchange of limited partner units (116,558 common shares, note 8)				922			(922)	—
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (39,949 common shares)				(7,502)		7,502		—
Redemption of limited partner units (36,291 units)				(6,048)			(287)	(6,335)
Amortization of stock incentive				7,300				7,300
Long-term incentive performance units							12,042	12,042
Issuance of unit equivalents and other (9,606 common shares repurchased)				(1)	(55,534)	(1,588)	471	(56,652)
Unrealized loss on hedging activities			(11,964)				(1,869)	(13,833)
Currency translation adjustments			(14,447)				(2,193)	(16,640)
Changes in available-for-sale securities and other			951				147	1,098
Net gain reclassified from accumulated other comprehensive loss into earnings			(1,259)				(196)	(1,455)
Other comprehensive income (loss)			(26,719)				(4,111)	(30,830)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				16,969			(16,969)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(686,102)		(106,934)	(793,036)
Distributions to other noncontrolling interest partners							(693)	(693)
Net income, excluding $292 attributable to preferred interests in the Operating Partnership and a $1,804 loss attributable to noncontrolling redeemable interests in properties					414,533		64,839	479,372
March 31, 2025	$40,696	$33	$(219,745)	$11,594,691	$(6,709,618)	$(2,100,482)	$420,234	$3,025,809

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

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	March 31,	December 31,
	2025	2024
ASSETS:
Investment properties, at cost	$40,837,785	$40,242,392
Less — accumulated depreciation	19,296,503	19,047,078
	21,541,282	21,195,314
Cash and cash equivalents	1,380,008	1,400,345
Tenant receivables and accrued revenue, net	779,888	796,513
Investment in TRG, at equity	3,015,484	3,069,297
Investment in Klépierre, at equity	1,398,028	1,384,267
Investment in other unconsolidated entities, at equity	2,554,065	2,670,739
Right-of-use assets, net	517,531	519,607
Deferred costs and other assets	1,314,857	1,369,609
Total assets	$32,501,143	$32,405,691
LIABILITIES:
Mortgages and unsecured indebtedness	$24,753,200	$24,264,495
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,487,366	1,712,465
Cash distributions and losses in unconsolidated entities, at equity	1,729,919	1,680,431
Distribution payable	1,736	2,410
Lease liabilities	518,174	520,283
Other liabilities	743,173	626,155
Total liabilities	29,233,568	28,806,239
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests	241,766	184,729
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	40,696	40,778
General Partner, 326,425,039 and 326,278,138 units outstanding, respectively	2,564,879	2,901,147
Limited Partners, 50,714,240 and 50,759,627 units outstanding, respectively	398,486	451,339
Total partners’ equity	3,004,061	3,393,264
Nonredeemable noncontrolling interests in properties, net	21,748	21,459
Total equity	3,025,809	3,414,723
Total liabilities and equity	$32,501,143	$32,405,691

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended
	March 31,
	2025	2024
REVENUE:
Lease income	$1,367,428	$1,302,671
Management fees and other revenues	33,792	29,455
Other income	71,792	110,464
Total revenue	1,473,012	1,442,590
EXPENSES:
Property operating	136,821	126,114
Depreciation and amortization	328,051	307,369
Real estate taxes	107,452	109,210
Repairs and maintenance	30,142	25,728
Advertising and promotion	34,257	28,081
Home and regional office costs	65,066	60,723
General and administrative	12,629	9,132
Other	30,978	41,053
Total operating expenses	745,396	707,410
OPERATING INCOME BEFORE OTHER ITEMS	727,616	735,180
Interest expense	(226,995)	(230,623)
(Loss) gain due to disposal, exchange, or revaluation of equity interests, net (Note 6)	(23,992)	414,769
Income and other tax benefit (expense)	7,637	(47,603)
Income (loss) from unconsolidated entities	30,359	(34,342)
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net	(36,765)	(7,192)
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	10,966
CONSOLIDATED NET INCOME	477,860	841,155
Net loss attributable to noncontrolling interests	(1,292)	(1,470)
Preferred unit requirements	1,126	1,266
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$478,026	$841,359
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$413,699	$731,702
Limited Partners	64,327	109,657
Net income attributable to unitholders	$478,026	$841,359
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$1.27	$2.25

Consolidated Net Income	$477,860	$841,155
Unrealized (loss) gain on derivative hedge agreements	(13,833)	27,744
Net gain reclassified from accumulated other comprehensive loss into earnings	(1,455)	(1,611)
Currency translation adjustments	(16,640)	(17,429)
Changes in available-for-sale securities and other	1,098	(626)
Comprehensive income	447,030	849,233
Comprehensive income loss attributable to noncontrolling interests	512	145
Comprehensive income attributable to unitholders	$446,518	$849,088

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$477,860	$841,155
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	355,647	324,762
Gain on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	(10,966)
Loss (gain) due to disposal, exchange, or revaluation of equity interests, net	23,992	(414,769)
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net	36,765	7,192
Straight-line lease (income) loss	(1,682)	3,849
Equity in income of unconsolidated entities	(30,359)	34,342
Distributions of income from unconsolidated entities	108,263	73,341
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	35,093	30,426
Deferred costs and other assets	48,189	(3,392)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	(226,550)	(112,837)
Net cash provided by operating activities	827,218	773,103
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(392,388)	—
Funding of loans to related parties	—	(106,000)
Repayments of loans to related parties	7,018	4,083
Capital expenditures, net	(230,201)	(162,974)
Cash impact from the consolidation of properties	25,281	10,454
Investments in unconsolidated entities	(5,763)	(27,923)
Purchase of short-term investments	—	(600,000)
Proceeds from redemption of short-term investments	—	300,000
Purchase of equity instruments	(12,874)	(626)
Proceeds from sale of equity instruments	85,215	1,152,180
Distributions of capital from unconsolidated entities and other	145,846	124,177
Net cash (used in) provided by investing activities	(377,866)	693,371
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(82)	(82)
Purchase of units related to stock grant recipients' tax withholdings	(1,588)	(4,438)
Redemption of limited partner units	(6,335)	(40,716)
Distributions to noncontrolling interest holders in properties	(1,928)	(6,571)
Contributions from noncontrolling interest holders in properties	2,622	1,734
Partnership distributions	(793,327)	(732,234)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	857,079	67,890
Mortgage and unsecured indebtedness principal payments	(526,130)	(669,943)
Net cash used in financing activities	(469,689)	(1,384,360)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,337)	82,114
CASH AND CASH EQUIVALENTS, beginning of period	1,400,345	1,168,991
CASH AND CASH EQUIVALENTS, end of period	$1,380,008	$1,251,105

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
December 31, 2024	$40,778	$2,901,147	$451,339	$21,459	$3,414,723
Series J preferred stock premium and amortization	(82)				(82)
Limited partner units exchanged to common units (116,558 units)		922	(922)		—
Stock incentive program (39,949 common units)		—			—
Amortization of stock incentive		7,300			7,300
Redemption of limited partner units (36,291 units)		(6,048)	(287)		(6,335)
Long-term incentive performance units			12,042		12,042
Issuance of unit equivalents and other (107,462 units and 9,606 common units)		(57,123)	1	470	(56,652)
Unrealized loss on hedging activities		(11,964)	(1,869)		(13,833)
Currency translation adjustments		(14,447)	(2,193)		(16,640)
Changes in available-for-sale securities and other		951	147		1,098
Net gain reclassified from accumulated other comprehensive loss into earnings		(1,259)	(196)		(1,455)
Other comprehensive income (loss)		(26,719)	(4,111)		(30,830)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		16,969	(16,969)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(834)	(685,268)	(106,934)	(693)	(793,729)
Net income, excluding preferred distributions on temporary equity preferred units of $292 and a $1,804 loss attributable to noncontrolling redeemable interests in properties	834	413,699	64,327	512	479,372
March 31, 2025	$40,696	$2,564,879	$398,486	$21,748	$3,025,809

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

1. Organization

Simon Property Group, Inc. is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. REITs will generally not be liable for U.S. federal corporate income taxes as long as they distribute not less than 100% of their REIT taxable income.  Simon Property Group, L.P. is our majority-owned Delaware partnership subsidiary that owns directly or indirectly all of our real estate properties and other assets.  According to the amended and restated Operating Partnership’s partnership agreement, the Operating Partnership is required to pay all expenses of Simon.  In these condensed notes to the consolidated financial statements, unless stated otherwise or the context otherwise requires, references to "Simon" mean Simon Property Group, Inc. and references to the "Operating Partnership" mean Simon Property Group, L.P.  References to "we," "us" and "our" mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.  Unless otherwise indicated, these condensed notes to consolidated financial statements apply to both Simon and the Operating Partnership.

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of March 31, 2025, we owned or held an interest in 194 income-producing properties in the United States, which consisted of 92 malls, 70 Premium Outlets, 14 Mills, six lifestyle centers, and 12 other retail properties in 37 states and Puerto Rico. We also own an 88% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 22 regional, super-regional, and outlet malls in the U.S. and Asia. Internationally, as of March 31, 2025, we had ownership in 38 Premium Outlets, Designer Outlets, and Luxury Outlet properties primarily located in Asia, Europe, and Canada. As of March 31, 2025, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 14 countries in Europe. We also have interests in investments in retail operations (such as Catalyst Brands LLC, or Catalyst); an e-commerce venture (Rue Gilt Groupe, or RGG, which operates shop.simon.com), and Jamestown (a global real estate investment and management company), collectively, our other platform investments.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of all controlled subsidiaries, and all significant intercompany amounts have been eliminated. Due to the seasonal nature of certain operational activities, the results for the interim periods are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (GAAP) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the combined 2024 Annual Report on Form 10-K of Simon and the Operating Partnership. Certain reclassifications considered necessary for a fair presentation have been made to the prior period financial statements in order to conform to the current year presentation. These reclassifications have not changed the results of operations.

We consolidate properties that are wholly-owned and properties where we own less than 100% but we control such property. Control of a property is demonstrated by, among other factors, our ability to refinance debt and sell the property without the consent of any other partner or owner and the inability of any other partner or owner to replace us.

We also consolidate a variable interest entity, or VIE, when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements. There have been no changes during 2025 in previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During the periods presented, we did not provide financial or other support to any identified VIE that we were not contractually obligated to provide, except as discussed in Note 6.

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

As of March 31, 2025, we consolidated 132 wholly-owned properties and 20 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We apply the equity method of accounting to the other 80 properties (the joint venture properties) and our investments in Klépierre, TRG, and our other platform investments. We manage the day-to-day operations of 48 of the 80 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Indonesia, Mexico, Malaysia, Thailand, Canada, Spain, and the United Kingdom comprise 25 of the remaining 32 properties. These international properties and TRG are managed by joint ventures in which we share control.

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s weighted average ownership interest in the Operating Partnership was 86.5% and 87.0% for the three months ended March 31, 2025 and 2024, respectively.  As of March 31, 2025 and December 31, 2024, Simon’s ownership interest in the Operating Partnership was 86.6% and 86.5%, respectively. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of equity instruments, our deferred compensation plan investments, the debt securities of our captive insurance subsidiary, and certain investments held to fund the debt service requirements of debt

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

previously secured by investment properties. At March 31, 2025 and December 31, 2024, we had equity instruments with readily determinable fair values of $33.3 million and $89.9 million, respectively. Changes in the fair value of these equity instruments are recorded in unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net in our consolidated statements of operations and comprehensive income. At March 31, 2025 and December 31, 2024, we had equity instruments without readily determinable fair values of $424.1 million and $408.9 million, respectively, for which we have elected the measurement alternative.  We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the three months ended March 31, 2025 and 2024.

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

At March 31, 2025 and December 31, 2024, we held debt securities of $135.7 million and $133.4 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive loss until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

We have equity instruments with readily determinable fair values that are valued using Level 1 inputs. We have foreign currency forward contracts, interest rate cap and swap agreements that are valued using Level 2 inputs.  We also have a bifurcated embedded derivative option that was a component of the €750.0 million exchangeable bonds issued in November 2023. This instrument is classified as primarily having Level 3 inputs and is further discussed in Note 3, within the Derivative Financial Instruments subsection and in Note 7.

Description	March 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Deferred costs and other assets	$40,500	$33,306	$7,194	$-

Liabilities:
Other Liabilities	$129,748	$-	$2,352	$127,396

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

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows:

	As of	As of
	March 31,	December 31,
	2025	2024
Limited partners’ interests in the Operating Partnership	$398,486	$451,339
Nonredeemable noncontrolling interests in properties, net	21,748	21,459
Total noncontrolling interests reflected in equity	$420,234	$472,798

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

Accumulated Other Comprehensive Income (Loss)

Simon

The total accumulated other comprehensive income (loss) related to Simon’s currency translation adjustment was ($264.7) million and ($250.2) million as of March 31, 2025 and December 31, 2024, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended
	March 31,
			Affected line item where
	2025	2024	net income is presented

Accumulated derivative gains, net	$1,455	$1,611	Interest expense
	(196)	(210)	Net income attributable to noncontrolling interests
	$1,259	$1,401

The Operating Partnership

The total accumulated other comprehensive income (loss) related to the Operating Partnership’s currency translation adjustment was ($305.8) million and ($289.1) million as of March 31, 2025 and December 31, 2024, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended
	March 31,
			Affected line item where
	2025	2024	net income is presented

Accumulated derivative gains, net	$1,455	$1,611	Interest expense

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

As of March 31, 2025, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	3	$430.0 million
Interest Rate Swaps	3	€541.7 million
Interest Rate Caps	2	€80.0 million

As of December 31, 2024, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	3	$430.0 million
Interest Rate Swaps	2	€193.0 million
Interest Rate Caps	2	€80.0 million

The carrying value of our interest rate swap and cap agreements, at fair value, are included in deferred costs and other assets and other liabilities. As of March 31, 2025, we had interest rate swap and cap agreements with combined asset balances of $4.9 million and combined liability balances of $2.4 million. As of December 31, 2024, we had interest rate swap and cap agreements with combined asset balances of $8.3 million and combined liability balances of $2.2 million.

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

The unamortized gain on our treasury locks and terminated hedges recorded in accumulated other comprehensive income (loss) was $39.4 million and $40.8 million as of March 31, 2025 and December 31, 2024, respectively. Within the next 12 months, we expect to reclassify to earnings approximately $5.6 million of gains related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss).

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

We had the following Euro:USD forward contracts designated as net investment hedges at March 31, 2025 and December 31, 2024 (in millions):

		Asset (Liability) Value as of
		March 31,	December 31,
Notional Value	Maturity Date	2025	2024
€50.0	March 17, 2025	—	3.2
€27.0	March 17, 2025	—	1.9
€54.0	March 17, 2025	—	3.9
€50.0	April 17, 2025	1.7	3.8
€65.5	April 17, 2025	0.3	—
€65.5	April 17, 2025	0.3	—

Asset balances in the above table are included in deferred costs and other assets. Liability balances in the above table are included in other liabilities.

We have designated certain derivative and nonderivative instruments as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss). For the three months ended March 31, 2025 and 2024, we recorded gains of $78.1 million and $46.4 million, respectively, in the cumulative translation adjustment section of the other comprehensive income (loss). Changes in the value of these instruments are offset by changes in the underlying hedged Euro-denominated joint venture investments.

The total accumulated other comprehensive income (loss) related to Simon’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $44.7 million and $57.9 million as of March 31, 2025 and December 31, 2024, respectively. The total accumulated other comprehensive income (loss) related to the Operating Partnership’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $51.6 million and $66.9 million as of March 31, 2025 and December 31, 2024, respectively.

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

The key inputs into the option model for the exchange option within the exchangeable bonds as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Klépierre stock price	€30.82	€27.80
Implied volatility	16.80%	19.20%
EUR risk-free rate	2.08%	2.10%
Klépierre expected dividend yield	5.52%	6.10%
Expected term	1.62 years	1.87 years
Credit Spread	0.65%	0.50%

The option is measured at fair value on a recurring basis.  As of March 31, 2025 and December 31, 2024 the values of the option were $127.4 million and $60.0 million, respectively.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

New Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting,” which provides improvements to reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The standard became effective for us for fiscal years beginning after December 15, 2023 and is effective for interim periods within fiscal years beginning after December 15, 2024. Refer to Note 11.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes,” which provides improvements to annual income tax disclosures by enhancing the transparency and decision usefulness of the material provided. The standard will be effective for us for the fiscal years beginning after December 15, 2024 on a prospective basis. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements and footnotes.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures,” to improve the disclosures about a public business entity’s expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The standard will be effective for us for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact that the adoption of this new standard will have on our consolidated financial statements and footnotes.

4. Real Estate Acquisitions and Dispositions

Unless otherwise noted, gains and losses on property transactions are included in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the three months ended March 31, 2025 and 2024.

2025 Acquisitions

On January 30, 2025, we completed the acquisition of a 100% interest in two luxury outlet destinations in Italy, The Mall Luxury Outlets Firenze, in Leccio, nearby Florence, and The Mall Luxury Outlets Sanremo, in Sanremo on the Italian riviera. The cash consideration including working capital and capitalized transaction costs was $392.4 million. Cash acquired was $25.3 million. Upon acquisition, we recorded $413.5 million of investment property. The properties are unencumbered. We accounted for this transaction as an asset acquisition.

2024 Acquisitions

In the fourth quarter of 2024, we acquired the remaining interest in Smith Haven Mall from a joint venture partner, resulting in the consolidation of this property.  The cash consideration for this transaction was $56.1 million, which included cash acquired of $35.8 million.  Upon consolidation, we recorded $170.1 million of investment property.  The property was subject to a $160.8 million 8.10% variable rate mortgage loan.  This mortgage loan was paid off prior to December 31, 2024.  We accounted for this transaction as an asset acquisition and these non-cash investing and financing activities are excluded from our statement of cash flows.

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

Simon

	For the Three Months Ended March 31,
	2025	2024
Net Income attributable to Common Stockholders — Basic and Diluted	$413,699	$731,702
Weighted Average Shares Outstanding — Basic and Diluted	326,313,432	325,911,525

For the three months ended March 31, 2025, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the three months ended March 31, 2025 and 2024. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Three Months Ended March 31,
	2025	2024
Net Income attributable to Unitholders — Basic and Diluted	$478,026	$841,359
Weighted Average Units Outstanding — Basic and Diluted	377,052,997	374,754,605

For the three months ended March 31, 2025, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the three months ended March 31, 2025 and 2024. We accrue distributions when they are declared.

6. Investment in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in note 2, we held joint venture interests in 80 properties as of March 31, 2025.

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

We may provide financing to joint venture properties primarily in the form of interest bearing loans. As of March 31, 2025 and December 31, 2024, we had construction loans and other advances to these related parties totaling $55.5 million and $59.6 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Taubman Realty Group

During the fourth quarter of 2024, we acquired an additional 4% ownership in TRG for approximately $266.7 million by issuing 1,572,500 units in the Operating Partnership, bringing our noncontrolling ownership interest in TRG to 88%. Substantially all our investment has been determined to relate to investment property. Our investment includes 6.38% Series A Cumulative Redeemable Preferred Units for $362.5 million issued to us. The transaction did not include or result in any change to the rights and obligations or decision-making authority of the members of the TRG partnership.

The table below represents summary financial information of TRG.

	For the Three Months Ended
	March 31,
	2025	2024
Total revenues	$176,313	$177,425
Operating income before other items	74,157	73,952
Consolidated net income	49,784	124,926
Our share of net income	44,120	104,790
Amortization of excess investment	(50,487)	(105,576)

Other Platform Investments

During the fourth quarter of 2024, J.C. Penney completed an all-equity transaction where it acquired the retail operations of SPARC Group, resulting in the recognition of a non-cash pre-tax gain, our share of which was $100.5 million. The combined business was renamed Catalyst post transaction. In connection with this transaction, we recorded deferred taxes of $25.1 million. As of March 31, 2025, we own a 31.3% noncontrolling interest in Catalyst. Additionally, we continue to hold a 33.3% noncontrolling interest in SPARC Holdings, the former owner of SPARC Group, which now primarily holds a 25% interest in Catalyst. During the first quarter of 2025, Catalyst incurred pre-tax losses related to certain post-merger activities, our share of which was $24.0 million, which is included in (Loss) gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income.

During the first quarter of 2024, we and a partner funded a loan to SPARC Group, our share of which was $100.0 million, which constituted a reconsideration event and the resulting determination that SPARC Group was a VIE. As we did not have power to direct the activities that most significantly impact the economic performance of SPARC Group, we were not the primary beneficiary and continued to account for our investment under the equity method. In the second quarter of 2024, we were reimbursed $50.0 million by a venture partner, reducing our loan receivable to $50.0 million and equalizing all partners’ loans to the venture. We had previously provided a guarantee to SPARC Group’s lenders of $50.0 million, however as a result of the Catalyst transaction discussed above, this guarantee has been cancelled and, accordingly, we have determined SPARC Group is no longer a VIE.

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

During the first quarter of 2024, we sold all of our remaining interest in Authentic Brands Group, or ABG, for cash proceeds of $1.2 billion, resulting in a pre-tax gain of $414.8 million, which is included in gain on disposal, exchange, or revaluation of equity interests, net, in the consolidated statement of operations. In connection with this transaction, we recorded tax expense of $103.7 million, which is included in income and other tax benefit (expense) in the consolidated statement of operations and comprehensive income.

As of March 31, 2025, we own a 45% noncontrolling interest in Rue Gilt Groupe and a 50% noncontrolling legal ownership interest in Jamestown.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The table below represents combined summary financial information, after intercompany eliminations, of our other platform investments.

	For the Three Months Ended
	March 31,
	2025	2024
Total revenues	$2,391,468	$2,757,083
Operating income before other items	(256,146)	(237,072)
Consolidated net loss	(297,436)	(320,674)
Share of net loss, net of tax	(61,130)	(87,046)
Amortization of excess investment	(692)	(692)

European Investments

At March 31, 2025, we owned 63,924,148 shares, or approximately 22.4%, of Klépierre, which had a quoted market price of $33.46 per share. The table below represents summary financial information with respect to our investment in Klépierre. This information is based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP.

	For the Three Months Ended
	March 31,
	2025	2024
Total revenues	$345,734	$330,606
Operating income before other items	144,514	128,597
Consolidated net income	108,335	103,561
Our share of net income	22,434	18,913
Amortization of excess investment	(3,167)	(3,276)

We have an interest in a European investee that had interests in 12 Designer Outlet properties as of March 31, 2025 and December 31, 2024, eight of which are consolidated by us as of March 31, 2025. As of March 31, 2025, our legal percentage ownership interests in these properties ranged from 23% to 94%.

In addition, we have a 50.0% noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $218.7 million and $221.5 million as of March 31, 2025 and December 31, 2024, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $212.5 million and $209.1 million as of March 31, 2025 and December 31, 2024, respectively, including all related components of accumulated other comprehensive income (loss).

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

COMBINED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
Assets:
Investment properties, at cost	$19,014,468	$18,875,241
Less - accumulated depreciation	9,100,476	8,944,188
	9,913,992	9,931,053
Cash and cash equivalents	1,154,946	1,270,594
Tenant receivables and accrued revenue, net	469,879	533,676
Right-of-use assets, net	115,123	113,014
Deferred costs and other assets	540,350	531,059
Total assets	$12,194,290	$12,379,396
Liabilities and Partners’ Deficit:
Mortgages	$13,718,783	$13,666,090
Accounts payable, accrued expenses, intangibles, and deferred revenue	925,463	1,037,015
Lease liabilities	106,446	104,120
Other liabilities	346,606	363,488
Total liabilities	15,097,298	15,170,713
Preferred units	67,450	67,450
Partners’ deficit	(2,970,458)	(2,858,767)
Total liabilities and partners’ deficit	$12,194,290	$12,379,396
Our Share of:
Partners’ deficit	$(1,231,356)	$(1,180,960)
Add: Excess Investment	1,065,955	1,077,204
Our net Investment in unconsolidated entities, at equity	$(165,401)	$(103,756)

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

COMBINED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2025	2024
REVENUE:
Lease income	$749,807	$752,030
Other income	94,066	90,992
Total revenue	843,873	843,022
OPERATING EXPENSES:
Property operating	166,647	161,044
Depreciation and amortization	159,012	159,815
Real estate taxes	58,793	63,180
Repairs and maintenance	20,763	19,492
Advertising and promotion	22,150	21,663
Other	56,847	54,881
Total operating expenses	484,212	480,075
Operating Income Before Other Items	359,661	362,947
Interest expense	(170,368)	(176,751)
Net Income	$189,293	$186,196
Third-Party Investors’ Share of Net Income	$96,594	$94,370
Our Share of Net Income	92,699	91,826
Amortization of Excess Investment	(14,465)	(14,697)
Income from Unconsolidated Entities	$78,234	$77,129

Our share of income from unconsolidated entities in the above table, aggregated with our share of results from our investments in Klépierre and TRG as well as our other platform investments, before any applicable taxes, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income, except as otherwise noted.  Unless otherwise noted, our share of the gain on acquisition of controlling interest sale or disposal of assets and interests in unconsolidated entities, net is reflected within gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

7. Debt

Unsecured Debt

At March 31, 2025, our unsecured debt consisted of $19.2 billion of senior unsecured notes of the Operating Partnership, a €350.0 million ($378.7 million U.S. dollar equivalent) unsecured term loan, and $305.0 million outstanding under the Operating Partnership’s $5.0 billion unsecured revolving credit facility, or Credit Facility. The Operating Partnership also has a $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities.

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

The Supplemental Facility has a borrowing capacity of $3.5 billion, which may be increased to $4.5 billion during its term subject to obtaining additional lender commitments and satisfying certain customary conditions precedent, and provides for borrowings denominated in U.S. dollars, Euro, Yen, Pounds, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 100% of the maximum revolving credit amount, as defined. The initial maturity date of the Supplemental Facility is January 31, 2029 and can be extended for an additional year to January 31, 2030 at our sole option, subject to our continued compliance with the terms thereof.

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

At March 31, 2025, we had an aggregate available borrowing capacity of $8.2 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities, during the three months ended March 31, 2025 was $715.5 million and the weighted average outstanding balance was $546.3 million. Letters of credit of $8.6 million were outstanding under the Credit Facilities as of March 31, 2025.

The Operating Partnership also has available a global unsecured commercial paper note program, or Commercial Paper program, of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On March 31, 2025, we had no outstanding balance under the Commercial Paper program. Borrowings reduce amounts otherwise available under the Credit Facilities.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

On January 29, 2025, the Operating Partnership drew €376.0 million under the Credit Facility and used the proceeds to facilitate the acquisition of two Italian assets.  On March 13, 2025, we repaid €18.0 million that had been outstanding under the Credit Facility at December 31, 2024.  On March 20, 2025, the Operating Partnership entered into a €350.0 million unsecured term loan with a maturity date of March 20, 2027, and swapped the interest rate to an all-in fixed rate of 2.5965% which matures on March 20, 2026.  The proceeds of the term loan, along with cash on hand, were used to repay the then remaining €376.0 million outstanding under the Credit Facility.

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

Mortgage Debt

Total mortgage indebtedness was $5.0 billion at March 31, 2025 and December 31, 2024, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Credit Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Credit Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of March 31, 2025, we were in compliance with all covenants of our unsecured debt.

At March 31, 2025, our consolidated subsidiaries were the borrowers under 35 non-recourse mortgage notes secured by mortgages on 38 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At March 31, 2025, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Fair Value of Debt

The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed rate mortgages and unsecured indebtedness including commercial paper was

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

$24.5 billion and $24.0 billion as of March 31, 2025 and December 31, 2024. The fair values of these financial instruments and the related discount rate assumptions as of March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31,	December 31,
	2025	2024
Fair value of consolidated fixed rate mortgages and unsecured indebtedness (in millions)	$23,224	$22,510
Weighted average discount rates assumed in calculation of fair value for fixed rate mortgages	5.99%	6.27%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	6.20%	6.50%

8. Equity

During the three months ended March 31, 2025, Simon issued 116,558 shares of common stock to two limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership.  During the three months ended March 31, 2025, the Operating Partnership redeemed 36,291 units from three limited partners for $6.3 million. These transactions increased Simon’s ownership interest in the Operating Partnership.

On February 8, 2024, Simon's Board of Directors authorized a new common stock repurchase plan which immediately replaced the existing repurchase plan.  Under the plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period commencing on February 8, 2024 and ending on February 8, 2026 in the open market or in privately negotiated transactions as market conditions warrant.  As of March 31, 2025, no shares had been repurchased under the plan.  As Simon repurchases shares under the plan, the Operating Partnership repurchases an equal number of units from Simon.

We paid a common stock dividend of $2.10 per share for the first quarter of 2025.  We paid a common stock dividend of $1.95 per share for the first quarter of 2024.  The Operating Partnership paid distributions per unit for the same amounts.  On May 12, 2025, Simon’s Board of Directors declared a quarterly cash dividend for the second quarter of 2025 of $2.10 per share, payable on June 30, 2025 to shareholders of record on June 9, 2025.  The distribution rate on units is equal to the dividend rate on common stock.

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

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units in the Operating Partnership contain provisions which could require the Operating Partnership to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit in the consolidated statements of equity in issuance of unit equivalents and other.  There were no noncontrolling interests

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

redeemable at amounts in excess of fair value as of March 31, 2025 and December 31, 2024.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as follows:

	As of	As of
	March 31,	December 31,
	2025	2024
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 155,373 issued and outstanding	$15,537	$15,537
Other noncontrolling redeemable interests	226,229	169,192
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$241,766	$184,729

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

	As of	As of
	March 31,	December 31,
	2025	2024
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 155,373 issued and outstanding	$15,537	$15,537
Other noncontrolling redeemable interests	226,229	169,192
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$241,766	$184,729

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

2021 LTI Program.  In 2021, the Compensation and Human Capital Committee established and granted awards under  the 2021 LTI Program.  Awards under the 2021 LTI Program took the form of LTIP units and restricted stock units.  Awards of LTIP units under this program were considered earned if the respective performance conditions (based on FFO and Objective Criteria Goals) and market conditions (based on Absolute TSR performance), as defined in the applicable award agreements, were achieved during the applicable three-year measurement period.  Any units determined to be earned LTIP units under the 2021 LTI Program vested on January 1, 2025.  The 2021 LTI Program provides that the amount earned related to the performance-based portion of the awards was dependent on the Compensation and Human Capital Committee’s determination of Simon’s FFO performance and the achievement of certain Objective Criteria Goals and had a maximum potential fair value at grant date of $18.4 million. As part of the 2021 LTI Program, the Compensation and Human Capital Committee also established a grant of 37,976 time-based restricted stock units under the 2019 Plan at a grant date fair market value of $112.92 per share.  These time-based awards vested on March 1, 2024.  The $4.3 million grant date fair value of these awards was recognized as expense over the three-year vesting period.

2022 LTI Program.  In the first quarter of 2022, the Compensation and Human Capital Committee established and granted awards under a 2022 Long-Term Incentive Program, or 2022 LTI Program.  Awards under the 2022 LTI Program, took the form of LTIP units and restricted stock units.  Awards of LTIP units under this program will be considered earned if the respective performance conditions (based on FFO and Objective Criteria Goals), subject to adjustment based upon a TSR modifier, with respect to the FFO performance condition, as defined in the applicable award agreements, are achieved during the applicable three-year measurement period.  Any units determined to be earned LTIP units under the 2022 LTI Program will vest on January 1, 2026.  The 2022 LTI Program provides that the amount earned related to the performance-based portion of the awards is dependent on the Compensation and Human Capital Committee’s determination of Simon’s FFO performance and the achievement of certain Objective Criteria Goals and has a maximum potential fair value at grant date of $20.6 million.  As part of the 2022 LTI Program, on March 11, 2022 and March 18, 2022, the Compensation and Human Capital Committee also established grants of 52,673 time-based restricted stock units under the 2019 Plan at a grant date fair market value of $130.05 and $130.84 per share.  These time-based awards vested on March 11, 2025 and March 18, 2025.  The $6.9 million grant date fair value of these awards was recognized as expense over the three-year vesting period.

2023 LTI Program.  In the first quarter of 2023, the Compensation and Human Capital Committee established and granted awards under a 2023 Long-Term Incentive Program, or 2023 LTI Program.  Awards under the 2023 LTI Program, took the form of LTIP units and restricted stock units.  Awards of LTIP units under this program will be considered earned if the respective performance conditions (based on FFO and Objective Criteria Goals), subject to adjustment based upon a TSR modifier, with respect to the FFO performance condition, as defined in the applicable award agreements, are achieved during the applicable three-year measurement period.  Any units determined to be earned LTIP units under the 2023 LTI Program will vest on January 1, 2027.  The 2023 LTI Program provides that the amount earned related to the performance-based portion of the awards is dependent on the Compensation and Human Capital Committee’s determination of Simon’s FFO performance and the achievement of certain Objective Criteria Goals and has a maximum potential fair value at grant date of $42.5 million.  As part of the 2023 LTI Program, on March 1, 2023, the Compensation and Human Capital Committee also established a grant of 64,852 time-based restricted stock units under the 2019 Plan at a grant date fair market value of $121.25 per share.  These time-based awards will vest on March 1, 2026.  The $7.9 million grant date fair value of these awards is being recognized as expense over the three-year vesting period.

2024 LTI Program.  In the first quarter of 2024, the Compensation and Human Capital Committee established and granted awards under a 2024 Long-Term Incentive Program, or 2024 LTI Program.  Awards under the 2024 LTI Program, took the form of LTIP units and restricted stock units.  Awards of LTIP units under this program will be considered earned if the respective performance conditions (based on FFO and Objective Criteria Goals), subject to adjustment based upon a TSR modifier, with respect to the FFO performance condition, as defined in the applicable award agreements, are achieved during the applicable three-year measurement period.  Any units determined to be earned LTIP units under the 2024 LTI Program will vest on January 1,

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

2028.  The 2024 LTI Program provides that the amount earned related to the performance-based portion of the awards is dependent on the Compensation and Human Capital Committee’s determination of Simon’s FFO performance and the achievement of certain Objective Criteria Goals and has a maximum potential fair value at grant date of $44.1 million.  As part of the 2024 LTI Program, on March 6, 2024, the Compensation and Human Capital Committee also established a grant of 53,679 time-based restricted stock units under the 2019 Plan at a grant date fair market value of $152.32 per share.  These time-based awards will vest on March 6, 2027.  The $8.2 million grant date fair value of these awards is being recognized as expense over the three-year vesting period.

2024 OPI LTIP Awards.  On August 29, 2024, Simon’s Board of Directors, upon the recommendation and approval of the Compensation and Human Capital Committee, granted awards under the Amended and Restated Other Platform Investment Incentive Program in the form of 406,976 Series 2024-2 LTIP units of the Operating Partnership to certain named executive officers.  The awards are subject to future service conditions and had a grant date fair value of $165.50 per unit or share.  The $67.4 million grant date fair value of the LTIP units is being recognized as expense over a five-year vesting period.  In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions.

2025 LTI Program.  In the first quarter of 2025, the Compensation and Human Capital Committee established and granted awards under a 2025 Long-Term Incentive Program, or 2025 LTI Program.  Awards under the 2025 LTI Program, took the form of LTIP units and restricted stock units.  Awards of LTIP units under this program will be considered earned if the respective performance conditions (based on FFO and Objective Criteria Goals), subject to adjustment based upon a TSR modifier, with respect to the FFO performance condition, as defined in the applicable award agreements, are achieved during the applicable three-year measurement period.  Any units determined to be earned LTIP units under the 2025 LTI Program will vest on January 1, 2029.  The 2025 LTI Program provides that the amount earned related to the performance-based portion of the awards is dependent on the Compensation and Human Capital Committee’s determination of Simon’s FFO performance and the achievement of certain Objective Criteria Goals and has a maximum potential fair value at grant date of $48.0 million.  As part of the 2024 LTI Program, on March 3, 2025, the Compensation and Human Capital Committee also established a grant of 39,949 time-based restricted stock units under the 2019 Plan at a grant date fair market value of $187.78 per share.  These time-based awards will vest on March 3, 2028.  The $7.5 million grant date fair value of these awards is being recognized as expense over the three-year vesting period.

The Compensation and Human Capital Committee approved LTIP unit grants as shown in the table below. The extent to which LTIP units were determined by the Compensation and Human Capital Committee to have been earned, and the aggregate grant date fair value, are as follows:

LTIP Awards	LTIP Units Earned	Grant Date Fair Value of TSR Award	Grant Date Target Value of Performance-Based Awards
2021 LTIP Awards	209,784	$5.7 million	$12.2 million
2022 LTIP Awards	107,462	—	$13.7 million
2023 LTIP Awards	To be determined in 2026	—	$23.6 million
2024 LTIP Awards	To be determined in 2027	—	$24.5 million
2024 OPI LTIP Awards	406,976	—	$67.4 million
2025 LTIP Awards	To be determined in 2028	—	$30.0 million

We recorded compensation expense, net of capitalization, related to the aforementioned LTIP and LTI programs of approximately $10.4 million and $5.6 million for the three months ended March 31, 2025 and 2024, respectively.

Restricted Stock Awards.  The Compensation and Human Capital Committee awarded 105,682 shares of restricted stock to employees on April 1, 2025 at a grant date fair market value of $166.08 per share related to the 2024 compensation plan.  On April 1, 2025, certain employees were awarded 810 shares of restricted stock at a grant date fair market value of $166.08 per share.  The grant date fair value of the employee restricted stock award is being recognized over the three-year vesting period.  In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.

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

We recorded compensation expense, net of capitalization, related to restricted stock of approximately $6.3 million and $4.6 million for the three months ended March 31, 2025 and 2024, respectively.

9. Lease Income

Fixed lease income under our operating leases includes fixed minimum lease consideration and fixed CAM reimbursements recorded on a straight-line basis. Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, utilities, marketing, and certain other items as discussed below.

	For the Three Months Ended
	March 31,
	2025	2024
Fixed lease income	$1,124,114	$1,068,405
Variable lease income	243,314	234,266
Total lease income	$1,367,428	$1,302,671

Tenant receivables and accrued revenue in the accompanying consolidated balance sheets includes straight-line receivables of $541.4 million and $539.6 million on March 31, 2025, and December 31, 2024, respectively.

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

Lease Commitments

As of March 31, 2025, we are subject to ground leases that cover all or a portion of 23 of our consolidated properties with termination dates extending through 2090, including periods for which exercising an extension option is reasonably assured.  These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

component based upon the revenues or total reported sales of the property.  In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2025 to 2034.  These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate taxes, and utility expenses.  Some of our ground and office leases include escalation clauses.  All of our lease arrangements are classified as operating leases.  We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Operating Lease Cost
Fixed lease cost	$8,864	$8,867
Variable lease cost	3,969	4,012
Total operating lease cost	$12,833	$12,879

	For the Three Months Ended
	March 31,
	2025	2024
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$12,821	$12,865

Weighted-average remaining lease term - operating leases	31.8 years	32.7 years
Weighted-average discount rate - operating leases	5.32%	5.31%

Minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2025	$36,498
2026	36,512
2027	36,541
2028	36,567
2029	36,598
Thereafter	932,604
$1,115,320
Impact of discounting	(597,146)
Operating lease liabilities	$518,174

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. In addition to the guarantee disclosed in Note 6, as of March 31, 2025 and December 31, 2024, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $123.5 million and $109.8 million, respectively.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

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

As of March 31, 2025, and 2024, approximately 9.0% and 7.2%, respectively, of our consolidated long-lived assets were located outside the United States and as of March 31, 2025 and 2024, approximately 6.1% and 4.3%, respectively, of our consolidated total revenues were derived from assets located outside the United States.  Substantially all of our capital expenditures reported in the consolidated statements of cash flows relate to our segment operations.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The following table reconciles our reportable segment to net income:

		All other &
	Real estate	eliminations,
	segment	net	Consolidated
For the period ended March 31, 2025:
Income:
Lease Income	$1,374,956	$(7,528)	$1,367,428
Management fees and other revenues	—	33,792	33,792
Other Income	25,700	46,092	71,792
Total	1,400,656	72,356	1,473,012

Expenses:
Property Operating	171,737	(34,916)	136,821
Real estate taxes	113,486	(6,034)	107,452
Repairs and maintenance	29,558	584	30,142
Advertising and promotion	35,828	(1,571)	34,257
Other	14,659	16,319	30,978
Total	365,268	(25,618)	339,650

NOI of consolidated entities	$1,035,388	$97,974	$1,133,362

Other Income:
Income and other tax benefit			7,637
Income from unconsolidated entities			30,359

Other Expenses:
Depreciation and amortization			328,051
Home and regional office costs			65,066
General and administrative			12,629
Interest expense			226,995
Loss due to disposal, exchange, or revaluation of equity interests, net			23,992
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net			36,765

Consolidated net income			$477,860

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

		All other &
	Real estate	eliminations,
	segment	net	Consolidated
For the period ended March 31, 2024:
Income:
Lease Income	$1,311,490	$(8,819)	$1,302,671
Management fees and other revenues	—	29,455	29,455
Other Income	27,488	82,976	110,464
Total	1,338,978	103,612	1,442,590

Expenses:
Property Operating	158,791	$(32,677)	$126,114
Real estate taxes	110,824	(1,614)	109,210
Repairs and maintenance	25,242	486	25,728
Advertising and promotion	29,893	(1,812)	28,081
Other	15,449	25,604	41,053
Total	340,199	(10,013)	330,186

NOI of consolidated entities	$998,779	$113,625	$1,112,404

Other Income:
Gain due to disposal, exchange, or revaluation of equity interests, net			414,769
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net			10,966

Other Expenses:
Depreciation and amortization			307,369
Home and regional office costs			60,723
General and administrative			9,132
Interest expense			230,623
Income and other tax expense			47,603
Loss from unconsolidated entities			34,342
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net			7,192

Consolidated net income			$841,155

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report.

Overview

Simon Property Group, Inc. is a Delaware corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. REITs will generally not be liable for U.S. federal corporate income taxes as long as they distribute not less than 100% of their REIT taxable income. Simon Property Group, L.P. is our majority-owned Delaware partnership subsidiary that owns directly or indirectly all of our real estate properties and other assets.  According to the amended and restated Operating Partnership’s partnership agreement, the Operating Partnership is required to pay all expenses of Simon. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of March 31, 2025, we owned or held an interest in 194 income-producing properties in the United States, which consisted of 92 malls, 70 Premium Outlets, 14 Mills, six lifestyle centers, and 12 other retail properties in 37 states and Puerto Rico. We also own an 88% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 22 regional, super-regional, and outlet malls in the U.S. and Asia. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at properties in North America. Internationally, as of March 31, 2025, we had ownership in 38 Premium Outlets, Designer Outlets, and Luxury Outlet properties primarily located in Asia, Europe, and Canada. As of March 31, 2025, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 14 countries in Europe.  We also have interests in investments in retail operations (such as Catalyst Brands LLC, or Catalyst); an e-commerce venture (Rue Gilt Groupe, or RGG, which operates shop.simon.com), and Jamestown (a global real estate investment and management company), collectively, our other platform investments.

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

To support our growth, we employ a three-fold capital strategy:

●	generate the capital necessary to fund growth,
●	maintain sufficient flexibility to access capital in many forms, both public and private, including but not limited to, having in place, the Operating Partnership’s $5.0 billion unsecured revolving credit facility, or the Credit Facility, its $3.5 billion supplemental unsecured revolving credit facility, or the Supplemental Facility, together, the Credit Facilities and its global unsecured commercial paper note program, or the Commercial Paper program, of $2.0 billion, or the non-U.S. dollar equivalent thereof, and
●	manage our overall financial structure in a fashion that preserves our investment grade credit ratings.

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

Results Overview

Diluted earnings per share and diluted earnings per unit decreased $0.98 during the first three months of 2025 to $1.27 from $2.25 for the same period last year. The decrease in diluted earnings per share and diluted earnings per unit was primarily attributable to:

●	a pre-tax gain during the first quarter of 2024 on the sale of all our remaining interests in Authentic Brands Group, or ABG, of $414.8 million, or $1.11 per diluted share/unit, and a pre-tax loss in 2025 due to disposal, exchange, or revaluation of equity interests of $24.0 million, or $0.06 per diluted share/unit, related to certain post-merger activities within Catalyst,
●	decreased other income of $38.7 million, or $0.10 per diluted share/unit, primarily due to decreased interest income of $14.3 million, or $0.04 per diluted share/unit, a decrease in land sales of $7.5 million, or $0.02 per diluted share/unit, and distributions and other activity of $16.9 million, or $0.04 per diluted share/unit,
●	an unrealized, unfavorable change in fair value of publicly traded equity instruments and bifurcated derivative, net, of $29.6 million, or $0.08 per diluted share/unit,
●	increased depreciation and amortization in 2025 of $20.7 million, or $0.05 per diluted share/unit, partially offset by,
●	improved operating performance and solid core business fundamentals in 2025, as discussed below,
●	increased lease income of $64.8 million, or $0.17 per diluted share/unit,
●	increased income from unconsolidated entities of $64.7 million, or $0.17 per diluted share/unit, the majority of which is due to improved year-over-year operations from other platform investments and improved operations and core fundamentals in our other unconsolidated entities, and
●	decreased income and other tax expense of $55.2 million, or $0.15 per diluted share/unit, primarily due to a $103.7 million, or $0.28 per diluted share/unit, tax impact as a result of the ABG transaction during the first quarter of 2024 noted above, partially offset by improved operations from other platform investments.

Portfolio NOI increased 3.6% for the three month period in 2025 over the prior year period primarily as a result of improved operations in our domestic and international portfolios compared to the prior year. Average base minimum rent for U.S. Malls and Premium Outlets increased 2.4% to $58.92 psf as of March 31, 2025, from $57.53 psf as of March 31, 2024.  Ending occupancy for our U.S. Malls and Premium Outlets increased 0.4% to 95.9% as of March 31, 2025, from 95.5% as of March 31, 2024.

Our effective overall borrowing rate at March 31, 2025 on our consolidated indebtedness increased 9 basis points to 3.60% as compared to 3.51% at March 31, 2024. This is primarily due to an increase in the effective overall borrowing rate on the fixed rate debt of 10 basis points, due to increasing benchmark rates. The weighted average years to maturity of our consolidated indebtedness was 7.7 years and 8.1 years at March 31, 2025 and December 31, 2024, respectively.

Our financing activity for the three months ended March 31, 2025 included:

●	on January 29, 2025, the Operating Partnership drew €376.0 million under the Credit Facility, and used the proceeds to facilitate the acquisition of two Italian assets,
●	on March 13, 2025, the operating partnership repaid €18.0 million under the Credit Facility that had been outstanding on December 31, 2024,
●	on March 20, 2025, the Operating Partnership entered into a €350.0 million unsecured term loan with a maturity date of March 20, 2027, and swapped the interest rate to an all-in fixed rate of 2.5965% maturing on March 20, 2026. The proceeds of the term loan, along with cash on hand, were used to repay the then remaining €376.0 million outstanding under the Credit Facilities.

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

The following table sets forth these key operating statistics for domestic properties:

●	properties that are consolidated in our consolidated financial statements,
●	properties we account for under the equity method of accounting as joint ventures, and
●	the foregoing two categories of properties on a total portfolio basis.

	March 31,	March 31,	%/Basis Points
	2025	2024	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	95.9%	95.4%	50 bps
Unconsolidated	96.0%	95.8%	20 bps
Total Portfolio	95.9%	95.5%	40 bps
Average Base Minimum Rent per Square Foot
Consolidated	$57.13	$56.15	1.7%
Unconsolidated	$64.24	$61.38	4.7%
Total Portfolio	$58.92	$57.53	2.4%
U.S. TRG:
Ending Occupancy	94.0%	95.3%	-130 bps
Average Base Minimum Rent per Square Foot	$68.68	$65.92	4.2%
The Mills:
Ending Occupancy	98.4%	97.7%	70 bps
Average Base Minimum Rent per Square Foot	$38.41	$36.97	3.9%
(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the three months ended March 31, 2025, we signed 259 new leases and 550 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 3.1 million square feet, of which 2.4 million square feet related to consolidated properties. During the comparable period in 2024, we signed 259 new leases and 611 renewal leases with a fixed minimum rent, comprising approximately 3.6 million square feet, of which 2.8 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $71.05 per square foot in 2025 and $65.79 per square foot in 2024 with an average tenant allowance on new leases of $64.33 per square foot and $63.25 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	March 31,	March 31,	%/Basis Points
	2025	2024	Change
Ending Occupancy	99.7%	100.0%	-30 bps
Average Base Minimum Rent per Square Foot	¥5,546	¥5,484	1.13%

Results of Operations

The following acquisitions, dispositions and openings of consolidated properties affected our consolidated results in the comparative periods:

●	On January 30, 2025, we acquired 100% interest in two luxury outlet destinations in Italy, The Mall Luxury Outlets Firenze, a 264,750 square foot center located in Leccio, nearby Florence, and The Mall Luxury Outlets Sanremo, a 122,300 square foot center located in Sanremo.
●	During the fourth quarter of 2024, we acquired the remaining interest in Smith Haven Mall from a joint venture partner, resulting in the consolidation of this property.
●	During the fourth quarter of 2024, we disposed of our interests in two consolidated retail properties.
●	On August 15, 2024, we opened Tulsa Premium Outlets, a 338,472 square foot center in Tulsa, Oklahoma. We own 100% of this center.
●	On February 6, 2024, we acquired an additional interest in Miami International Mall from a joint venture partner, resulting in the consolidation of this property.

The following acquisitions, dispositions and openings of equity method investments and properties affected our income from unconsolidated entities in the comparative periods:

●	On March 6, 2025, we opened Jakarta Premium Outlets, a 302,000 square foot center in Indonesia. We own a 50% interest in this center.
●	On December 19, 2024, J.C. Penney acquired the retail operations of SPARC Group and was renamed Catalyst Brands post transaction. As a result, we recognized a non-cash pre-tax gain of $100.5 million. After the transaction, we own a 31.3% noncontrolling interest in Catalyst. Additionally, we continue to hold a 33.3% noncontrolling interest in SPARC Holdings, the former owner of SPARC Group, which now primarily holds a 25% interest in Catalyst.
●	During the fourth quarter of 2024, we acquired additional 4% ownership in TRG for approximately $266.7 million by issuing 1,572,500 units in the Operating Partnership, bringing our noncontrolling interest in TRG to 88%.
●	During the first quarter of 2024, we disposed all of our remaining interest in ABG.

For the purposes of the following comparison between the three months ended March 31, 2025 and 2024, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned or held interests in and operated in both of the periods under comparison.

Three months ended March 31, 2025 vs. Three months ended March 31, 2024

Lease income increased $64.8 million, due to an increase in fixed lease income of $55.7 million primarily due to an increase in fixed minimum lease consideration and higher occupancy, and an increase in variable lease income of $9.1 million.

Total other income decreased $38.7 million, primarily due to a $14.3 million decrease in interest income, a $10.0 million decrease in mixed use and franchise operations income, a $7.5 million decrease in land sale activity and a $6.9 million decrease in other income sources.

Property operating expense increased $10.7 million as a result of inflationary cost increases as well as the impact of the property transactions previously described.

Home and regional office costs increased $4.3 million due to increased personnel and compensation costs.

General and administrative expense increased $3.5 million due to an increase in personnel and compensation costs.

Other expenses decreased $10.1 million primarily due to a decrease in mixed use and franchise operations expenses.

(Loss) gain on disposal, exchange or revaluation of equity interests, net, decreased $438.8 million due to certain post-merger activities within Catalyst in 2025 of $24.0 million and a gain from selling our remaining interest in ABG during 2024 of $414.8 million.

Income and other tax benefit (expense) decreased $55.2 million primarily due to the tax impact from the gain on sale of our remaining interest in ABG during 2024 of $103.7 million, partially offset by a smaller tax benefit related to improved year-over-year operations from other platform investments.

Income (loss) from unconsolidated entities increased $64.7 million primarily due to improved results of operations from our other platform investments and strong performance of our domestic and international joint venture properties.

We recorded net non-cash unrealized losses of $36.8 million in 2025 and net non-cash unrealized losses of $7.2 million in 2024 as a result of mark-to-market activity on publicly traded equity instruments and the change in fair value of a derivative instrument.

During 2024, we recognized a gain from the disposition of a property held in our TRG portfolio, our share of which was $10.6 million.

Simon’s net income attributable to noncontrolling interests decreased $45.3 million due to a decrease in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised 0.7% of our total consolidated debt at March 31, 2025. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $973.1 million in the aggregate during the three months ended March 31, 2025. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents decreased $20.3 million during the first three months of 2025 to $1.4 billion as of March 31, 2025 as a result of the operating and financing activity, as further discussed in “Cash Flows” below.

On March 31, 2025, we had an aggregate available borrowing capacity of approximately $8.2 billion under the Credit Facilities, net of letters of credit of $8.6 million. For the three months ended March 31, 2025, the maximum aggregate outstanding balance under the Credit Facilities was $715.5 million and the weighted average outstanding balance was $546.3 million. The weighted average interest rate was 4.48% for the three months ended March 31, 2025.

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

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the three months ended March 31, 2025 totaled $973.1 million. In addition, we had net proceeds from our debt financing and repayment activities of $330.9 million in the first three months of 2025. These activities are further discussed below under “Financing and Debt.” During the first three months of 2025, we also:

●	funded the acquisition of a 100% interest in two luxury outlet destinations in Italy for cash consideration of $392.4 million, including $25.3 million of cash acquired,
●	paid stockholder dividends and unitholder distributions totaling approximately $792.2 million and preferred unit distributions totaling $1.1 million,
●	funded consolidated capital expenditures of $230.2 million (including development and other costs of $8.3 million, redevelopment and expansion costs of $114.1 million, and tenant costs and other operational capital expenditures of $107.8 million),
●	funded the redemption of $6.3 million of Operating Partnership units,
●	funded investments in unconsolidated entities of $5.8 million, and
●	received proceeds from the sale of equity instruments of $85.2 million.

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

Financing and Debt

Unsecured Debt

At March 31, 2025, our unsecured debt consisted of $19.2 billion of senior unsecured notes of the Operating Partnership, a €350.0 million ($378.7 million U.S. dollar equivalent) unsecured term loan, and $305.0 million outstanding under the Credit Facility.

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

The Supplemental Facility has a borrowing capacity of $3.5 billion, which may be increased to $4.5 billion during its term subject to obtaining additional lender commitments and satisfying certain customary conditions precedent, and provides for borrowings denominated in U.S. dollars, Euro, Yen, Pounds, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 100% of the maximum revolving credit amount, as defined. The initial maturity date of the Supplemental Facility is January 31, 2029 and can be extended for an additional year to January 31, 2030 at our sole option, subject to the continued compliance with the terms thereof.

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

At March 31, 2025, we had an aggregate available borrowing capacity of $8.2 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities, during the three months ended March 31, 2025 was $715.5 million and the weighted average outstanding balance was $546.3 million. Letters of credit of $8.6 million were outstanding under the Credit Facilities as of March 31, 2025.

The Operating Partnership also has available a global unsecured commercial paper note program, or Commercial Paper program, of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On March 31, 2025, we had no outstanding balance under the Commercial Paper program. Borrowings reduce amounts otherwise available under the Credit Facilities.

On January 29, 2025, the Operating Partnership drew €376.0 million under the Credit Facility and used the proceeds to facilitate the acquisition of two Italian assets.  On March 13, 2025, we repaid €18.0 million that had been outstanding under the Credit Facility at December 31, 2024.  On March 20, 2025, the Operating Partnership entered into a €350.0 million unsecured term loan with a maturity date of March 20, 2027, and swapped the interest rate to an all-in fixed rate of 2.5965% which matures on March 20, 2026.  The proceeds of the term loan, along with cash on hand, were used to repay the then remaining €376.0 million outstanding under the Credit Facility.

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

Mortgage Debt

Total mortgage indebtedness was $5.0 billion at March 31, 2025 and December 31, 2024, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Credit Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Credit Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of March 31, 2025, we were in compliance with all covenants of our unsecured debt.

At March 31, 2025, our consolidated subsidiaries were the borrowers under 35 non-recourse mortgage notes secured by mortgages on 38 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At March 31, 2025, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of March 31, 2025 and December 31, 2024, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	March 31, 2025	Interest Rate(1)	December 31, 2024	Interest Rate(1)
Fixed Rate	$24,544,524	3.59%	$24,035,060	3.61%
Variable Rate	208,676	5.32%	229,435	5.47%
	$24,753,200	3.60%	$24,264,495	3.62%
(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the combined 2024 Annual Report on Form 10-K of Simon and the Operating Partnership.

In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of March 31, 2025, for the remainder of 2025 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2025	2026-2027	2028-2029	After 2029	Total
Long Term Debt (1)	$2,700,550	$7,689,579	$2,975,628	$11,527,551	$24,893,308
Interest Payments (2)	653,368	1,324,921	1,014,572	5,106,003	8,098,864
(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	Variable rate interest payments are estimated based on the SOFR or other applicable rate at March 31, 2025.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 6 of the condensed notes to our consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. In addition to the guarantee disclosed in Note 6, as of March 31, 2025, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $123.5 million.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

Acquisitions. On January 30, 2025, we completed the acquisition of a 100% interest in two luxury outlet destinations in Italy, The Mall Luxury Outlets Firenze, in Leccio, nearby Florence, and The Mall Luxury Outlets Sanremo, in Sanremo on the Italian riviera. The cash consideration including working capital and capitalized transaction costs was $392.4 million. Cash acquired was $25.3 million. The properties are unencumbered.

During the fourth quarter of 2024, we acquired the remaining interest in Smith Haven Mall from a joint venture partner, resulting in the consolidation of this property.  The cash consideration for this transaction was $56.1 million, which included cash acquired of $35.8 million. The property was subject to a $160.8 million 8.10% variable rate mortgage loan.  This mortgage loan was paid off prior to December 31, 2024.

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

During 2024, we disposed of our interest in two consolidated properties and one unconsolidated entity. The combined total proceeds from these transactions were $55.2 million, resulting in a net loss of $67.2 million.

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

Construction continues on certain redevelopment and new development projects in the U.S. and internationally that are nearing completion.  Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $944 million.  Simon’s share of remaining net cash funding required to complete the new development and redevelopment projects currently under construction in the remainder of 2025 and 2026 is approximately $429 million.  We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 8-10% for all of our new development, expansion and redevelopment projects.

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material. We expect our share of estimated committed capital for international development projects to be completed with projected delivery in 2025 or 2026 is $14 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these new development and expansion projects as well as our share of the estimated total cost as of March 31, 2025 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected/Actual
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
New Development Projects:
Jakarta Premium Outlets	Jakarta, Indonesia	300,000	50%	IDR	931,782	$56.0	Opened Mar. - 2025
(1)	USD equivalent based upon March 31, 2025 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $2.10 per share for the first quarter of 2025.  Simon paid a common stock dividend of $1.95 per share for the first quarter of 2024.  The Operating Partnership paid distributions per unit for the same amounts.  On May 12, 2025, Simon’s Board of Directors declared a quarterly cash dividend for the second quarter of 2025 of $2.10 per share, payable on June 30, 2025 to shareholders of record on June 9, 2025.  The distribution rate on units is equal to the dividend rate on common stock.  In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On February 8, 2024, Simon's Board of Directors authorized a new common stock repurchase plan which immediately replaced the existing repurchase plan.  Under the plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period commencing on February 8, 2024 and ending on February 8, 2026 in the open market or in privately negotiated transactions as market conditions warrant.  As of March 31, 2025, no shares had been purchased under the plan.  As Simon repurchases shares under the plan, the Operating Partnership repurchases an equal number of units from Simon.

Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in any forward-looking statements are based on reasonable assumptions, the Company can give no assurance that its expectations will be attained, and it is possible that the Company's actual results may differ materially from those indicated by these forward–looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: the intensely competitive market environment in the retail industry, including e-commerce; the inability to renew leases and relet vacant space at existing properties on favorable terms; the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise; the potential loss of anchor stores or major tenants; an increase in vacant space at our properties; the loss of key management personnel; changes in economic and market conditions that may adversely affect the general retail environment, including but not limited to those caused by inflation, the impact of tariffs and global trade disruptions on us to the extent impacting our tenants, recessionary pressures, wars, escalating geopolitical tensions as a result of the war in Ukraine and the conflicts in the Middle East, and supply chain disruptions; the potential for violence, civil unrest, criminal activity or terrorist activities at our properties; the availability of comprehensive insurance coverage; security breaches that could compromise our information technology or infrastructure; changes in market rates of interest; our international activities subjecting us to risks that are different from or greater than those associated with our domestic operations, including changes in foreign exchange rates; the impact of our substantial indebtedness on our future operations, including covenants in the governing agreements that impose restrictions on us that may affect our ability to operate freely; any disruption in the financial markets that may adversely affect our ability to access capital for growth and satisfy our ongoing debt service requirements; any change in our credit rating; our continued ability to maintain our status as a REIT; changes in tax laws or regulations that result in adverse tax consequences; risks associated with the acquisition, development, redevelopment, expansion, leasing and management of properties; the inability to lease newly developed properties on favorable terms; risks relating to our joint venture properties, including guarantees of certain joint venture indebtedness; reducing emissions of greenhouse gases; environmental liabilities; natural disasters; uncertainties regarding the impact of pandemics, epidemics or public health crises, and the associated governmental restrictions on our business, financial condition, results of operations, cash flow and liquidity; and general risks related to real estate investments, including the illiquidity of real estate investments. The Company discusses these and other risks and uncertainties under the heading "Risk Factors" in its annual and quarterly periodic reports filed with the SEC.  The Company may update that discussion in subsequent other periodic reports, but except as required by law, the Company undertakes no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

We determine FFO based upon the definition set forth by the National Association of Real Estate Investment Trusts (“NAREIT”) Funds From Operations White Paper – 2018 Restatement.  Our main business includes acquiring, owning, operating, developing, and redeveloping real estate in conjunction with the rental of real estate.  Gain and losses of assets incidental to our main business are included in FFO.  We determine FFO to be our share of consolidated net income computed in accordance with GAAP:

●	excluding real estate related depreciation and amortization,
●	excluding gains and losses from extraordinary items,
●	excluding gains and losses from the acquisition of controlling interest, sale, disposal or property insurance recoveries of, or any impairment related to, depreciable retail operating properties,
●	plus the allocable portion of FFO of unconsolidated joint ventures based upon economic ownership interest, and
●	all determined on a consistent basis in accordance with GAAP.

We determine real estate FFO utilizing the definition of FFO as stated above excluding the impact of operations from

●	Other Platform Investments, net of tax,
●	gains or losses due to disposal, exchange, or revaluation of equity interests, net of tax, and
●	unrealized gains or losses in fair value of publicly traded equity instruments and derivative instruments.

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

	For the Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Consolidated Net Income	$477,860	$841,155
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	324,322	303,672
Our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments	208,964	204,979
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	(10,966)
Net loss attributable to noncontrolling interest holders in properties	1,292	1,470
Noncontrolling interests portion of depreciation and amortization, gain on consolidation of properties, and gain on disposal of properties	(5,993)	(5,510)
Preferred distributions and dividends	(1,126)	(1,266)
FFO of the Operating Partnership	$1,005,319	$1,333,534
FFO allocable to limited partners	135,284	173,804
Dilutive FFO allocable to common stockholders	$870,035	$1,159,730

FFO of the Operating Partnership	$1,005,319	$1,333,534
Loss (gain) due to disposal, exchange, or revaluation of equity interests, net of tax	17,994	(311,077)
Other platform investments, net of tax	52,843	60,776
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net	36,765	7,192
Real Estate FFO	$1,112,921	$1,090,425

Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.27	$2.25
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments, net of noncontrolling interests portion of depreciation and amortization	1.40	1.34
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	(0.03)
Diluted FFO per share	$2.67	$3.56
Loss (gain) due to disposal, exchange, or revaluation of equity interests, net of tax	0.05	(0.83)
Other platform investments, net of tax	0.13	0.16
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net	0.10	0.02
Real Estate FFO per share	$2.95	$2.91
Basic and Diluted weighted average shares outstanding	326,313	325,912
Weighted average limited partnership units outstanding	50,740	48,843
Basic and Diluted weighted average shares and units outstanding	377,053	374,755

The following schedule reconciles consolidated net income to our beneficial interest of combined NOI and the components thereof.

	For the Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$477,860	$841,155
Income and other tax (benefit) expense	(7,637)	47,603
Loss (gain) due to disposal, exchange, or revaluation of equity interests, net	23,992	(414,769)
Interest expense	226,995	230,623
(Income) loss from unconsolidated entities	(30,359)	34,342
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net	36,765	7,192
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	—	(10,966)
Operating Income Before Other Items	727,616	735,180
Depreciation and amortization	328,051	307,369
Home and regional office costs	65,066	60,723
General and administrative	12,629	9,132
NOI of consolidated entities	$1,133,362	$1,112,404
Less: Noncontrolling interest partners share of NOI	(7,384)	(7,471)
Beneficial NOI of consolidated entities	$1,125,978	$1,104,933
Reconciliation of NOI of unconsolidated entities:
Net Income	$189,293	$186,196
Interest expense	170,368	176,751
Operating Income Before Other Items	359,661	362,947
Depreciation and amortization	159,012	159,815
NOI of unconsolidated entities	$518,673	$522,762
Less: Joint Venture partners share of NOI	(270,758)	(273,939)
Beneficial NOI of unconsolidated entities	$247,915	$248,823
Add: Beneficial interest of NOI from TRG	136,403	130,478
Add: Beneficial interest of NOI from other platform investments and investments	11,929	(29,211)
Beneficial interest of Combined NOI	$1,522,225	$1,455,023
Less: Beneficial interest of Corporate and Other NOI Sources (1)	54,950	91,857
Less: Beneficial interest of NOI from other platform investments (2)	(41,461)	(91,122)
Less: Beneficial interest of NOI from Investments (3)	53,390	49,356
Beneficial interest of Portfolio NOI	$1,455,346	$1,404,932
Beneficial interest of Portfolio NOI Change	3.6%
(1)	Includes components excluded from portfolio NOI and domestic property NOI (domestic lease termination income, interest income, land sale gains, straight line lease income, above/below market lease adjustments), Simon management company revenues, foreign exchange impact and other assets.
(2)	Other platform investments include retail operations (Catalyst), an e-commerce company (Rue Gilt Groupe, or RGG), and a global real estate investment and management company (Jamestown).
(3)	Includes our share of NOI of Klépierre (at constant currency) and other corporate investments.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

Sensitivity Analysis

We disclosed a qualitative and quantitative analysis regarding market risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the combined 2024 Annual Report on Form 10-K of Simon and the Operating Partnership. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2024.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of March 31, 2025. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of March 31, 2025. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A. Risk Factors

Through the period covered by this report there were no material changes to the Risk Factors disclosed under Item 1A. Risk Factors in Part I of the combined 2024 Annual Report on Form 10-K of Simon and the Operating Partnership.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Simon

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2025, Simon issued 116,558 shares of common stock to two limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership.  The issuance of shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

				Total number	Approximate
				of shares	value of shares
				purchased as	that may yet
	Total number		Average	part of publicly	be purchased
	of shares		price paid	announced	under
Period	purchased		per share	plans	plans (2)
January 1, 2025 - January 31, 2025	—		$—	—	$2,000,000,000
February 1, 2025 - February 28, 2025	—		$—	—	$2,000,000,000
March 1, 2025 - March 31, 2025	9,606		$165.29	—	$2,000,000,000
	9,606	(1)	$165.29	—
(1)	Total number of shares purchased represents shares withheld by us and transferred to treasury shares in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.
(2)	On February 8, 2024, Simon's Board of Directors authorized a new common stock repurchase plan which immediately replaced the existing repurchase plan. Under the plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period commencing on February 8, 2024 and ending on February 8, 2026 in the open market or in privately negotiated transactions as market conditions warrant. As of March 31, 2025, no shares had been purchased under the plan. As Simon repurchases shares under the plan, the Operating Partnership repurchases an equal number of units from Simon.

The Operating Partnership

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended March 31, 2025.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2025, the Operating Partnership redeemed 36,291 units from three limited partners for $6.3 million.

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

Item 6.  Exhibits

Exhibit Number	Exhibit Descriptions
10.1*	Simon Property Group, L.P. 2019 Stock Incentive Plan.
10.2*	Form of Simon Property Group Series 2025 LTIP Unit Award Agreement.
10.3*	Form of Certificate of Designation of Series 2025 LTIP Units of Simon Property Group L.P.
10.4*	Form of Simon Property Group 2025 Restricted Stock Unit Award Agreement.
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

Date: May 12, 2025

SIMON PROPERTY GROUP, L.P.

/s/ Brian J. McDade
Brian J. McDade
Executive Vice President and Chief Financial Officer
of Simon Property Group, Inc., General Partner

Date: May 12, 2025