Form 10-Q
period 2025-06-30
SIMON PROPERTY GROUP INC /DE/; SIMON PROPERTY GROUP L P /DE/
filed 2025-08-07
CIK 1063761, 1022344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SIMON PROPERTY GROUP, INC.

SIMON PROPERTY GROUP, L.P.

(Exact name of registrant as specified in its charter)

Indiana (Simon Property Group, Inc.) Indiana (Simon Property Group, L.P.) (State or other jurisdiction of incorporation or organization)	001-14469 (Simon Property Group, Inc.) 001-36110 (Simon Property Group, L.P.) (Commission File No.)	04-6268599 (Simon Property Group, Inc.) 34-1755769 (Simon Property Group, L.P.) (I.R.S. Employer Identification No.)
225 West Washington Street Indianapolis, Indiana 46204 (Address of principal executive offices)
(317) 636-1600 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading Symbols	Name of each exchange on which registered
Simon Property Group, Inc.	Common stock, $0.0001 par value	SPG	New York Stock Exchange
Simon Property Group, Inc.	8 3/8% Series J Cumulative Redeemable Preferred Stock, $0.0001 par value	SPGJ	New York Stock Exchange

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

As of June 30, 2025, Simon Property Group, Inc. had 326,484,763 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2025 of Simon Property Group, Inc., an Indiana corporation, and Simon Property Group, L.P., an Indiana limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority-owned partnership subsidiary, for which Simon is the general partner. As of June 30, 2025, Simon owned an approximate 86.6% ownership interest in the Operating Partnership, with the remaining 13.4% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day-to-day management.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10-Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	June 30,	December 31,
	2025	2024
ASSETS:
Investment properties, at cost	$42,353,405	$40,242,392
Less - accumulated depreciation	20,017,666	19,047,078
	22,335,739	21,195,314
Cash and cash equivalents	1,231,437	1,400,345
Tenant receivables and accrued revenue, net	777,538	796,513
Investment in TRG, at equity	2,952,066	3,069,297
Investment in Klépierre, at equity	1,534,383	1,384,267
Investment in other unconsolidated entities, at equity	2,613,543	2,670,739
Right-of-use assets, net	515,455	519,607
Deferred costs and other assets	1,335,441	1,369,609
Total assets	$33,295,602	$32,405,691
LIABILITIES:
Mortgages and unsecured indebtedness	$25,401,250	$24,264,495
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,630,964	1,712,465
Cash distributions and losses in unconsolidated entities, at equity	1,746,426	1,680,431
Dividend payable	2,057	2,410
Lease liabilities	516,065	520,283
Other liabilities	907,770	626,155
Total liabilities	30,204,532	28,806,239
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests	243,504	184,729
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	40,614	40,778
Common stock, $0.0001 par value, 511,990,000 shares authorized, 343,060,687 and 342,945,839 issued and outstanding, respectively	33	33
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	11,593,787	11,583,051
Accumulated deficit	(6,837,606)	(6,382,515)
Accumulated other comprehensive loss	(256,308)	(193,026)
Common stock held in treasury, at cost, 16,575,924 and 16,675,701 shares, respectively	(2,089,012)	(2,106,396)
Total stockholders’ equity	2,451,508	2,941,925
Noncontrolling interests	396,058	472,798
Total equity	2,847,566	3,414,723
Total liabilities and equity	$33,295,602	$32,405,691

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
REVENUE:
Lease income	$1,379,454	$1,315,740	$2,746,882	$2,618,412
Management fees and other revenues	37,931	33,186	71,723	62,642
Other income	81,074	109,340	152,867	219,802
Total revenue	1,498,459	1,458,266	2,971,472	2,900,856
EXPENSES:
Property operating	139,816	131,292	276,637	257,406
Depreciation and amortization	339,058	310,016	667,109	617,384
Real estate taxes	105,315	96,640	212,768	205,849
Repairs and maintenance	26,238	24,524	56,380	50,253
Advertising and promotion	36,310	38,828	70,566	66,909
Home and regional office costs	57,564	50,481	122,630	111,204
General and administrative	14,298	10,839	26,927	19,970
Other	35,663	41,545	66,641	82,600
Total operating expenses	754,262	704,165	1,499,658	1,411,575
OPERATING INCOME BEFORE OTHER ITEMS	744,197	754,101	1,471,814	1,489,281
Interest expense	(232,724)	(221,338)	(459,720)	(451,960)
Gain due to disposal, exchange, or revaluation of equity interests, net (Note 6)	104,499	—	80,507	414,769
Income and other tax expense	(35,107)	(4,961)	(27,470)	(52,564)
Income from unconsolidated entities	122,875	42,214	153,234	7,872
Unrealized (losses) gains in fair value of publicly traded equity instruments and derivative instrument, net	(50,455)	2,405	(87,220)	(4,787)
(Loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(9,604)	(2,986)	(9,604)	7,980
CONSOLIDATED NET INCOME	643,681	569,435	1,121,541	1,410,591
Net income attributable to noncontrolling interests	86,714	75,136	150,040	183,755
Preferred dividends	834	834	1,669	1,669
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$556,133	$493,465	$969,832	$1,225,167
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.70	$1.51	$2.97	$3.76

Consolidated Net Income	$643,681	$569,435	$1,121,541	$1,410,591
Unrealized (loss) gain on derivative hedge agreements	(18,593)	16,272	(32,427)	44,016
Net gain reclassified from accumulated other comprehensive loss into earnings	(1,455)	(1,268)	(2,910)	(2,879)
Currency translation adjustments	(21,976)	(16,185)	(38,616)	(33,614)
Changes in available-for-sale securities and other	(211)	(86)	888	(712)
Comprehensive income	601,446	568,168	1,048,476	1,417,402
Comprehensive income attributable to noncontrolling interests	81,042	74,978	140,258	184,683
Comprehensive income attributable to common stockholders	$520,404	$493,190	$908,218	$1,232,719

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,121,541	$1,410,591
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	723,285	657,357
Loss (gain) on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	9,604	(7,980)
Gain due to disposal, exchange, or revaluation of equity interests, net	(80,507)	(414,769)
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net	87,220	4,787
Straight-line lease (income) loss	(4,083)	7,730
Equity in income of unconsolidated entities	(153,234)	(7,872)
Distributions of income from unconsolidated entities	212,486	181,776
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	45,044	26,623
Deferred costs and other assets	69,765	(7,819)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	11,429	(14,170)
Net cash provided by operating activities	2,042,550	1,836,254
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(935,740)	—
Funding of loans to related parties	—	(108,000)
Repayments of loans to related parties	9,100	57,173
Capital expenditures, net	(474,225)	(351,342)
Cash impact from the consolidation of properties	64,167	10,454
Investments in unconsolidated entities	(20,594)	(34,861)
Purchase of short-term investments	—	(600,000)
Proceeds from redemption of short-term investments	—	300,000
Purchase of equity instruments	(16,505)	(2,711)
Proceeds from sale of equity instruments	85,215	1,155,266
Distributions of capital from unconsolidated entities and other	200,159	162,187
Net cash (used in) provided by investing activities	(1,088,423)	588,166
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(164)	(164)
Purchase of shares related to stock grant recipients' tax withholdings	(9,840)	(10,558)
Redemption of limited partner units	(6,384)	(40,864)
Distributions to noncontrolling interest holders in properties	(3,079)	(8,017)
Contributions from noncontrolling interest holders in properties	2,804	2,741
Preferred distributions of the Operating Partnership	(583)	(864)
Preferred dividends and distributions to stockholders	(1,372,586)	(1,289,419)
Distributions to limited partners	(213,550)	(193,159)
Proceeds from issuance of debt, net of transaction costs	1,569,036	70,138
Repayments of debt	(1,088,689)	(888,812)
Net cash used in financing activities	(1,123,035)	(2,358,978)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(168,908)	65,442
CASH AND CASH EQUIVALENTS, beginning of period	1,400,345	1,168,991
CASH AND CASH EQUIVALENTS, end of period	$1,231,437	$1,234,433

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
December 31, 2024	$40,778	$33	$(193,026)	$11,583,051	$(6,382,515)	$(2,106,396)	$472,798	$3,414,723
Exchange of limited partner units (116,558 common shares, note 8)				922			(922)	—
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (39,949 common shares)				(7,502)		7,502		—
Redemption of limited partner units (36,291 units)				(6,048)			(287)	(6,335)
Amortization of stock incentive				7,300				7,300
Long-term incentive performance units							12,042	12,042
Issuance of unit equivalents and other (9,606 common shares repurchased)				(1)	(55,534)	(1,588)	471	(56,652)
Unrealized loss on hedging activities			(11,964)				(1,869)	(13,833)
Currency translation adjustments			(14,447)				(2,193)	(16,640)
Changes in available-for-sale securities and other			951				147	1,098
Net gain reclassified from accumulated other comprehensive loss into earnings			(1,259)				(196)	(1,455)
Other comprehensive income (loss)			(26,719)				(4,111)	(30,830)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				16,969			(16,969)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(686,102)		(106,934)	(793,036)
Distributions to other noncontrolling interest partners							(693)	(693)
Net income, excluding $292 attributable to preferred interests in the Operating Partnership and a $1,804 loss attributable to noncontrolling redeemable interests in properties					414,533		64,839	479,372
March 31, 2025	$40,696	$33	$(219,745)	$11,594,691	$(6,709,618)	$(2,100,482)	$420,234	$3,025,809
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (117,411 common shares, net)				(19,721)		19,721		—
Redemption of limited partner units (300 units)				(47)			(2)	(49)
Amortization of stock incentive				11,302				11,302
Long-term incentive performance units							9,381	9,381
Issuance of unit equivalents and other (49,687 common shares repurchased)				223	1,528	(8,251)	838	(5,662)
Unrealized loss on hedging activities			(16,091)				(2,502)	(18,593)
Currency translation adjustments			(19,029)				(2,947)	(21,976)
Changes in available-for-sale securities and other			(183)				(28)	(211)
Net gain reclassified from accumulated other comprehensive loss into earnings			(1,260)				(195)	(1,455)
Other comprehensive income (loss)			(36,563)				(5,672)	(42,235)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				7,339			(7,339)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(686,484)		(106,616)	(793,100)
Distributions to other noncontrolling interest partners							(1,597)	(1,597)
Net income, excluding $291 attributable to preferred interests in the Operating Partnership and a $409 loss attributable to noncontrolling redeemable interests in properties					556,968		86,831	643,799
June 30, 2025	$40,614	$33	$(256,308)	$11,593,787	$(6,837,606)	$(2,089,012)	$396,058	$2,847,566

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

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	June 30,	December 31,
	2025	2024
ASSETS:
Investment properties, at cost	$42,353,405	$40,242,392
Less — accumulated depreciation	20,017,666	19,047,078
	22,335,739	21,195,314
Cash and cash equivalents	1,231,437	1,400,345
Tenant receivables and accrued revenue, net	777,538	796,513
Investment in TRG, at equity	2,952,066	3,069,297
Investment in Klépierre, at equity	1,534,383	1,384,267
Investment in other unconsolidated entities, at equity	2,613,543	2,670,739
Right-of-use assets, net	515,455	519,607
Deferred costs and other assets	1,335,441	1,369,609
Total assets	$33,295,602	$32,405,691
LIABILITIES:
Mortgages and unsecured indebtedness	$25,401,250	$24,264,495
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,630,964	1,712,465
Cash distributions and losses in unconsolidated entities, at equity	1,746,426	1,680,431
Distribution payable	2,057	2,410
Lease liabilities	516,065	520,283
Other liabilities	907,770	626,155
Total liabilities	30,204,532	28,806,239
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests	243,504	184,729
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	40,614	40,778
General Partner, 326,492,763 and 326,278,138 units outstanding, respectively	2,410,894	2,901,147
Limited Partners, 50,713,940 and 50,759,627 units outstanding, respectively	374,483	451,339
Total partners’ equity	2,825,991	3,393,264
Nonredeemable noncontrolling interests in properties, net	21,575	21,459
Total equity	2,847,566	3,414,723
Total liabilities and equity	$33,295,602	$32,405,691

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
REVENUE:
Lease income	$1,379,454	$1,315,740	$2,746,882	$2,618,412
Management fees and other revenues	37,931	33,186	71,723	62,642
Other income	81,074	109,340	152,867	219,802
Total revenue	1,498,459	1,458,266	2,971,472	2,900,856
EXPENSES:
Property operating	139,816	131,292	276,637	257,406
Depreciation and amortization	339,058	310,016	667,109	617,384
Real estate taxes	105,315	96,640	212,768	205,849
Repairs and maintenance	26,238	24,524	56,380	50,253
Advertising and promotion	36,310	38,828	70,566	66,909
Home and regional office costs	57,564	50,481	122,630	111,204
General and administrative	14,298	10,839	26,927	19,970
Other	35,663	41,545	66,641	82,600
Total operating expenses	754,262	704,165	1,499,658	1,411,575
OPERATING INCOME BEFORE OTHER ITEMS	744,197	754,101	1,471,814	1,489,281
Interest expense	(232,724)	(221,338)	(459,720)	(451,960)
Gain due to disposal, exchange, or revaluation of equity interests, net (Note 6)	104,499	—	80,507	414,769
Income and other tax expense	(35,107)	(4,961)	(27,470)	(52,564)
Income from unconsolidated entities	122,875	42,214	153,234	7,872
Unrealized (losses) gains in fair value of publicly traded equity instruments and derivative instrument, net	(50,455)	2,405	(87,220)	(4,787)
(Loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(9,604)	(2,986)	(9,604)	7,980
CONSOLIDATED NET INCOME	643,681	569,435	1,121,541	1,410,591
Net loss attributable to noncontrolling interests	26	785	(1,266)	(685)
Preferred unit requirements	1,126	1,266	2,252	2,532
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$642,529	$567,384	$1,120,555	$1,408,744
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$556,133	$493,465	$969,832	$1,225,167
Limited Partners	86,396	73,919	150,723	183,577
Net income attributable to unitholders	$642,529	$567,384	$1,120,555	$1,408,744
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$1.70	$1.51	$2.97	$3.76

Consolidated Net Income	$643,681	$569,435	$1,121,541	$1,410,591
Unrealized (loss) gain on derivative hedge agreements	(18,593)	16,272	(32,427)	44,016
Net gain reclassified from accumulated other comprehensive loss into earnings	(1,455)	(1,268)	(2,910)	(2,879)
Currency translation adjustments	(21,976)	(16,185)	(38,616)	(33,614)
Changes in available-for-sale securities and other	(211)	(86)	888	(712)
Comprehensive income	601,446	568,168	1,048,476	1,417,402
Comprehensive income loss attributable to noncontrolling interests	435	421	947	566
Comprehensive income attributable to unitholders	$601,011	$567,747	$1,047,529	$1,416,836

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,121,541	$1,410,591
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	723,285	657,357
Loss (gain) on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	9,604	(7,980)
Gain due to disposal, exchange, or revaluation of equity interests, net	(80,507)	(414,769)
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net	87,220	4,787
Straight-line lease (income) loss	(4,083)	7,730
Equity in income of unconsolidated entities	(153,234)	(7,872)
Distributions of income from unconsolidated entities	212,486	181,776
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	45,044	26,623
Deferred costs and other assets	69,765	(7,819)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	11,429	(14,170)
Net cash provided by operating activities	2,042,550	1,836,254
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(935,740)	—
Funding of loans to related parties	—	(108,000)
Repayments of loans to related parties	9,100	57,173
Capital expenditures, net	(474,225)	(351,342)
Cash impact from the consolidation of properties	64,167	10,454
Investments in unconsolidated entities	(20,594)	(34,861)
Purchase of short-term investments	—	(600,000)
Proceeds from redemption of short-term investments	—	300,000
Purchase of equity instruments	(16,505)	(2,711)
Proceeds from sale of equity instruments	85,215	1,155,266
Distributions of capital from unconsolidated entities and other	200,159	162,187
Net cash (used in) provided by investing activities	(1,088,423)	588,166
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(164)	(164)
Purchase of units related to stock grant recipients' tax withholdings	(9,840)	(10,558)
Redemption of limited partner units	(6,384)	(40,864)
Distributions to noncontrolling interest holders in properties	(3,079)	(8,017)
Contributions from noncontrolling interest holders in properties	2,804	2,741
Partnership distributions	(1,586,719)	(1,483,442)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	1,569,036	70,138
Mortgage and unsecured indebtedness principal payments	(1,088,689)	(888,812)
Net cash used in financing activities	(1,123,035)	(2,358,978)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(168,908)	65,442
CASH AND CASH EQUIVALENTS, beginning of period	1,400,345	1,168,991
CASH AND CASH EQUIVALENTS, end of period	$1,231,437	$1,234,433

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
December 31, 2024	$40,778	$2,901,147	$451,339	$21,459	$3,414,723
Series J preferred stock premium and amortization	(82)				(82)
Limited partner units exchanged to common units (116,558 units)		922	(922)		—
Stock incentive program (39,949 common units)		—			—
Amortization of stock incentive		7,300			7,300
Redemption of limited partner units (36,291 units)		(6,048)	(287)		(6,335)
Long-term incentive performance units			12,042		12,042
Issuance of unit equivalents and other (107,462 units and 9,606 common units)		(57,123)	1	470	(56,652)
Unrealized loss on hedging activities		(11,964)	(1,869)		(13,833)
Currency translation adjustments		(14,447)	(2,193)		(16,640)
Changes in available-for-sale securities and other		951	147		1,098
Net gain reclassified from accumulated other comprehensive loss into earnings		(1,259)	(196)		(1,455)
Other comprehensive income (loss)		(26,719)	(4,111)		(30,830)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		16,969	(16,969)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(834)	(685,268)	(106,934)	(693)	(793,729)
Net income, excluding preferred distributions on temporary equity preferred units of $292 and a $1,804 loss attributable to noncontrolling redeemable interests in properties	834	413,699	64,327	512	479,372
March 31, 2025	$40,696	$2,564,879	$398,486	$21,748	$3,025,809
Series J preferred stock premium and amortization	(82)				(82)
Stock incentive program (117,411 common units, net)		—			—
Amortization of stock incentive		11,302			11,302
Redemption of limited partner units (300 units)		(47)	(2)		(49)
Long-term incentive performance units			9,381		9,381
Issuance of unit equivalents and other (49,687 common units)		(6,500)	(151)	989	(5,662)
Unrealized gain on hedging activities		(16,091)	(2,502)		(18,593)
Currency translation adjustments		(19,029)	(2,947)		(21,976)
Changes in available-for-sale securities and other		(183)	(28)		(211)
Net gain reclassified from accumulated other comprehensive loss into earnings		(1,260)	(195)		(1,455)
Other comprehensive income (loss)		(36,563)	(5,672)		(42,235)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		7,339	(7,339)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(835)	(685,649)	(106,616)	(1,597)	(794,697)
Net income, excluding preferred distributions on temporary equity preferred units of $291 and a $409 loss attributable to noncontrolling redeemable interests in properties	835	556,133	86,396	435	643,799
June 30, 2025	$40,614	$2,410,894	$374,483	$21,575	$2,847,566

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

1. Organization

Simon Property Group, Inc. is an Indiana corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. REITs will generally not be liable for U.S. federal corporate income taxes as long as they distribute not less than 100% of their REIT taxable income.  Simon Property Group, L.P. is our majority-owned Indiana partnership subsidiary that owns directly or indirectly all of our real estate properties and other assets.  According to the amended and restated Operating Partnership’s partnership agreement, the Operating Partnership is required to pay all expenses of Simon.  In these condensed notes to the consolidated financial statements, unless stated otherwise or the context otherwise requires, references to "Simon" mean Simon Property Group, Inc. and references to the "Operating Partnership" mean Simon Property Group, L.P.  References to "we," "us" and "our" mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.  Unless otherwise indicated, these condensed notes to consolidated financial statements apply to both Simon and the Operating Partnership.

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of June 30, 2025, we owned or held an interest in 194 income-producing properties in the United States, which consisted of 92 malls, 70 Premium Outlets, 14 Mills, six lifestyle centers, and 12 other retail properties in 37 states and Puerto Rico. We also own an 88% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 22 regional, super-regional, and outlet malls in the U.S. and Asia. Internationally, as of June 30, 2025, we had ownership in 38 Premium Outlets, Designer Outlets, and Luxury Outlet properties primarily located in Asia, Europe, and Canada. As of June 30, 2025, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 14 countries in Europe. We also have interests in investments in retail operations (such as Catalyst Brands LLC, or Catalyst); an e-commerce venture (Rue Gilt Groupe, or RGG, which operates shop.simon.com), and Jamestown (a global real estate investment and management company), collectively, our other platform investments.

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

As of June 30, 2025, we consolidated 134 wholly-owned properties and 20 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We apply the equity method of accounting to the other 78 properties (the joint venture properties) and our investments in Klépierre, TRG, and our other platform investments. We manage the day-to-day operations of 47 of the 78 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Indonesia, Mexico, Malaysia, Thailand, Canada, Spain, and the United Kingdom comprise 25 of the remaining 31 properties. These international properties and TRG are managed by joint ventures in which we share control.

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s weighted average ownership interest in the Operating Partnership was 86.5% and 87.0% for the six months ended June 30, 2025 and 2024, respectively.  As of June 30, 2025 and December 31, 2024, Simon’s ownership interest in the Operating Partnership was 86.6% and 86.5%, respectively. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of equity instruments, our deferred compensation plan investments, the debt securities of our captive insurance subsidiary, and certain investments held to fund the debt service requirements of debt

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

previously secured by investment properties. At June 30, 2025 and December 31, 2024, we had equity instruments with readily determinable fair values of $34.4 million and $89.9 million, respectively. Changes in the fair value of these equity instruments are recorded in unrealized (losses) gains in fair value of publicly traded equity instruments and derivative instrument, net in our consolidated statements of operations and comprehensive income. At June 30, 2025 and December 31, 2024, we had equity instruments without readily determinable fair values of $433.9 million and $408.9 million, respectively, for which we have elected the measurement alternative.  We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the three or six months ended June 30, 2025 and 2024.

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

At June 30, 2025 and December 31, 2024, we held debt securities of $109.1 million and $133.4 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive loss until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

Description	June 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Deferred costs and other assets	$37,878	$34,355	$3,523	$-

Liabilities:
Other Liabilities	$198,041	$-	$7,576	$190,465

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

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows:

	As of	As of
	June 30,	December 31,
	2025	2024
Limited partners’ interests in the Operating Partnership	$374,483	$451,339
Nonredeemable noncontrolling interests in properties, net	21,575	21,459
Total noncontrolling interests reflected in equity	$396,058	$472,798

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

Accumulated Other Comprehensive Income (Loss)

Simon

The total accumulated other comprehensive income (loss) related to Simon’s currency translation adjustment was ($283.7) million and ($250.2) million as of June 30, 2025 and December 31, 2024, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
					Affected line item where
	2025	2024	2025	2024	net income is presented

Accumulated derivative gains, net	$1,455	$1,268	$2,910	$2,879	Interest expense
	(195)	(165)	(391)	(375)	Net income attributable to noncontrolling interests
	$1,260	$1,103	$2,519	$2,504

The Operating Partnership

The total accumulated other comprehensive income (loss) related to the Operating Partnership’s currency translation adjustment was ($327.8) million and ($289.1) million as of June 30, 2025 and December 31, 2024, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
					Affected line item where
	2025	2024	2025	2024	net income is presented

Accumulated derivative gains, net	$1,455	$1,268	$2,910	$2,879	Interest expense

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

As of June 30, 2025, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	3	$430.0 million
Interest Rate Swaps	3	€541.7 million
Interest Rate Caps	2	€84.7 million

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

The carrying value of our interest rate swap and cap agreements, at fair value, are included in deferred costs and other assets and other liabilities. As of June 30, 2025, we had interest rate swap and cap agreements with combined asset balances of $3.5 million and combined liability balances of $2.7 million. As of December 31, 2024, we had interest rate swap and cap agreements with combined asset balances of $8.3 million and combined liability balances of $2.2 million.

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

The unamortized gain on our treasury locks and terminated hedges recorded in accumulated other comprehensive income (loss) was $37.9 million and $40.8 million as of June 30, 2025 and December 31, 2024, respectively. Within the next 12 months, we expect to reclassify to earnings approximately $5.8 million of gains related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss).

We are also exposed to foreign currency risk on financings of certain foreign operations. Our intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. We do not enter into either interest rate protection or foreign currency rate protection agreements for speculative purposes.

We are also exposed to fluctuations in foreign exchange rates on financial instruments which are denominated in foreign currencies, primarily in Yen and Euro. Related to our Euro exposures, we use currency forward contracts, cross currency swap contracts and foreign currency denominated debt to manage our exposure to changes in foreign exchange rates on certain Euro-denominated receivables and net investments. Currency forward contracts involve fixing primarily the Euro:USD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward contracts are typically cash settled in U.S. dollars for their fair value at or close to their settlement date.

We had the following Euro:USD forward contracts designated as net investment hedges at June 30, 2025 and December 31, 2024 (in millions):

		Asset (Liability) Value as of
		June 30,	December 31,
Notional Value	Maturity Date	2025	2024
€50.0	March 17, 2025	—	3.2
€27.0	March 17, 2025	—	1.9
€54.0	March 17, 2025	—	3.9
€50.0	April 17, 2025	—	3.8
€65.5	July 15, 2025	(2.8)	—
€50.0	July 15, 2025	(2.1)	—

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Asset balances in the above table are included in deferred costs and other assets. Liability balances in the above table are included in other liabilities.

We have designated certain derivative and nonderivative instruments as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss). For the six months ended June 30, 2025 and 2024, we recorded gains of $164.5 million and $60.7 million, respectively, in the cumulative translation adjustment section of the other comprehensive income (loss). Changes in the value of these instruments are offset by changes in the underlying hedged Euro-denominated joint venture investments.

The total accumulated other comprehensive income (loss) related to Simon’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $27.3 million and $57.9 million as of June 30, 2025 and December 31, 2024, respectively. The total accumulated other comprehensive income (loss) related to the Operating Partnership’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $31.6 million and $66.9 million as of June 30, 2025 and December 31, 2024, respectively.

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

The key inputs into the option model for the exchange option within the exchangeable bonds as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Klépierre stock price	€33.38	€27.80
Implied volatility	22.77%	19.20%
EUR risk-free rate	1.86%	2.10%
Klépierre expected dividend yield	5.11%	6.10%
Expected term	1.37 years	1.87 years
Credit Spread	0.56%	0.50%

The option is measured at fair value on a recurring basis.  As of June 30, 2025 and December 31, 2024 the values of the option were $190.5 million and $60.0 million, respectively.

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

4. Real Estate Acquisitions and Dispositions

Unless otherwise noted, gains and losses on property transactions are included in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the six months ended June 30, 2025 and 2024.

2025 Acquisitions

On June 27, 2025, we acquired the remaining 75% interest in the retail component and 100% of the parking component of Brickell City Centre, resulting in the consolidation of the retail component which had previously been accounted for under the equity method. The cash consideration for this transaction, including working capital, was $497.7 million. Cash acquired was $24.0 million. Upon consolidation, we recorded $544.6 million of investment property and lease intangible assets. The property is unencumbered.  We accounted for this transaction as an asset acquisition and these non-cash investing activities are excluded from our consolidated statement of cash flows.

On April 1, 2025, we acquired the remaining 50% interest in Briarwood Mall from a joint venture partner, resulting in the consolidation of this property. The cash consideration for this transaction, including working capital, was $9.2 million. Cash acquired was $14.7 million. Upon consolidation, we recorded $168.6 million of investment property. The property is subject to a $165 million 3.29% fixed rate mortgage loan.  We accounted for this transaction as an asset acquisition and these non-cash investing and financing activities are excluded from our consolidated statement of cash flows.

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

Simon

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net Income attributable to Common Stockholders — Basic and Diluted	$556,133	$493,465	$969,832	$1,225,167
Weighted Average Shares Outstanding — Basic and Diluted	326,487,253	326,038,544	326,400,823	325,975,035

For the six months ended June 30, 2025, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the six months ended June 30, 2025 and 2024. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net Income attributable to Unitholders — Basic and Diluted	$642,529	$567,384	$1,120,555	$1,408,744
Weighted Average Units Outstanding — Basic and Diluted	377,201,275	374,882,354	377,127,546	374,818,480

For the six months ended June 30, 2025, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the six months ended June 30, 2025 and 2024. We accrue distributions when they are declared.

6. Investment in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in note 2, we held joint venture interests in 78 properties as of June 30, 2025.

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

We may provide financing to joint venture properties primarily in the form of interest bearing loans. As of June 30, 2025 and December 31, 2024, we had construction loans and other advances to these related parties totaling $56.1 million and $59.6 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Taubman Realty Group

During the fourth quarter of 2024, we acquired an additional 4% ownership in TRG for approximately $266.7 million by issuing 1,572,500 units in the Operating Partnership, bringing our noncontrolling ownership interest in TRG to 88%. Substantially all our investment has been determined to relate to investment property. Our investment includes 6.38% Series A Cumulative Redeemable Preferred Units for $362.5 million issued to us. The transaction did not include or result in any change to the rights and obligations or decision-making authority of the members of the TRG partnership.  Under the terms of the TRG partnership agreement, there is no change to the governance, decision-making or other rights of members unless our ownership in the TRG partnership exceeds 92.0%.  As with all of our unconsolidated investments, we continuously reassess our consolidation conclusions both in terms of any contractual changes, as well as by evaluating how the members substantively conduct their rights and obligations contained within the relevant partnership agreements.

The table below represents summary financial information of TRG.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Total revenues	$178,871	$164,104	$355,184	$341,529
Operating income before other items	74,127	60,115	148,284	134,067
Consolidated net income	48,410	24,892	98,194	149,818
Our share of net income	42,192	20,789	86,312	125,579
Amortization of excess investment	(49,627)	(57,206)	(100,114)	(162,782)

Other Platform Investments

During the fourth quarter of 2024, J.C. Penney completed an all-equity transaction where it acquired the retail operations of SPARC Group, resulting in the recognition of a non-cash pre-tax gain, our share of which was $100.5 million. The combined business was renamed Catalyst post transaction. In connection with this transaction, we recorded deferred taxes of $25.1 million. As of June 30, 2025, we own a 31.3% noncontrolling interest in Catalyst. Additionally, we continue to hold a 33.3% noncontrolling interest in SPARC Holdings, the former owner of SPARC Group, which now primarily holds a 25% interest in Catalyst. During 2025, Catalyst recognized a net pre-tax gain on merger-related activities primarily because of the deconsolidation of Forever 21, our share of which was $80.5 million, which is included in Gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income.

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

During the first quarter of 2024, we sold all of our remaining interest in Authentic Brands Group, or ABG, for cash proceeds of $1.2 billion, resulting in a pre-tax gain of $414.8 million, which is included in gain on disposal, exchange, or revaluation of equity interests, net, in the consolidated statement of operations. In connection with this transaction, we recorded tax expense of $103.7 million, which is included in income and other tax benefit expense in the consolidated statement of operations and comprehensive income.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

As of June 30, 2025, we own a 45% noncontrolling interest in Rue Gilt Groupe and a 50% noncontrolling legal ownership interest in Jamestown.

The table below represents combined summary financial information, after intercompany eliminations, of our other platform investments.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Total revenues	$3,213,608	$2,660,987	$5,605,075	$5,418,071
Operating income before other items	415,882	(31,530)	159,736	(277,327)
Consolidated net income (loss)	363,489	(77,036)	66,053	(397,710)
Share of net income (loss), net of tax	95,553	(10,776)	34,423	(97,821)
Amortization of excess investment	(692)	(692)	(1,384)	(1,384)

European Investments

At June 30, 2025, we owned 63,924,148 shares, or approximately 22.4%, of Klépierre, which had a quoted market price of $39.27 per share. The table below represents summary financial information with respect to our investment in Klépierre. This information is based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Total revenues	$396,833	$360,039	$742,567	$690,645
Operating income before other items	220,860	194,904	365,374	323,501
Consolidated net income	119,885	90,986	228,220	194,547
Our share of net income	18,477	23,343	40,911	42,256
Amortization of excess investment	(6,790)	(5,272)	(9,958)	(8,548)

During the three and six months ended June 30, 2025, Klépierre completed the disposal of its interest in certain shopping centers and our share of the net loss was $9.6 million. These transactions are included in (Loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

During the three and six months ended June 30, 2024, Klépierre completed the disposal of its interest in certain shopping centers and our share of the net loss was $3.3 million. These transactions are included in (Loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

We have an interest in a European investee that had interests in 12 Designer Outlet properties as of June 30, 2025 and December 31, 2024, eight of which are consolidated by us as of June 30, 2025. As of June 30, 2025, our legal percentage ownership interests in these properties ranged from 23% to 94%.

In addition, we have a 50.0% noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $240.4 million and $221.5 million as of June 30, 2025 and December 31, 2024, respectively, including all related components

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $202.9 million and $209.1 million as of June 30, 2025 and December 31, 2024, respectively, including all related components of accumulated other comprehensive income (loss).

Summary Financial Information

A summary of the combined balance sheets and statements of operations of our equity method investments and share of income from such investments, excluding our investments in Klépierre and TRG as well as our other platform investments, is as follows.

COMBINED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
Assets:
Investment properties, at cost	$18,556,864	$18,875,241
Less - accumulated depreciation	8,961,791	8,944,188
	9,595,073	9,931,053
Cash and cash equivalents	1,149,366	1,270,594
Tenant receivables and accrued revenue, net	494,651	533,676
Right-of-use assets, net	121,280	113,014
Deferred costs and other assets	559,208	531,059
Total assets	$11,919,578	$12,379,396
Liabilities and Partners’ Deficit:
Mortgages	$13,630,447	$13,666,090
Accounts payable, accrued expenses, intangibles, and deferred revenue	970,489	1,037,015
Lease liabilities	112,587	104,120
Other liabilities	344,860	363,488
Total liabilities	15,058,383	15,170,713
Preferred units	67,450	67,450
Partners’ deficit	(3,206,255)	(2,858,767)
Total liabilities and partners’ deficit	$11,919,578	$12,379,396
Our Share of:
Partners’ deficit	$(1,240,860)	$(1,180,960)
Add: Excess Investment	1,008,071	1,077,204
Our net Investment in unconsolidated entities, at equity	$(232,789)	$(103,756)

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

COMBINED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
REVENUE:
Lease income	$757,888	$741,887	$1,507,695	$1,493,917
Other income	112,941	94,773	207,008	185,764
Total revenue	870,829	836,660	1,714,703	1,679,681
OPERATING EXPENSES:
Property operating	165,960	162,138	332,607	323,183
Depreciation and amortization	159,675	158,107	318,687	317,921
Real estate taxes	58,606	61,104	117,398	124,284
Repairs and maintenance	18,204	18,142	38,967	37,634
Advertising and promotion	22,474	21,532	44,623	43,195
Other	61,308	53,630	118,155	108,510
Total operating expenses	486,227	474,653	970,437	954,727
Operating Income Before Other Items	384,602	362,007	744,266	724,954
Interest expense	(174,995)	(179,359)	(345,363)	(356,110)
Net Income	$209,607	$182,648	$398,903	$368,844
Third-Party Investors’ Share of Net Income	$107,651	$92,849	$204,248	$187,219
Our Share of Net Income	101,956	89,799	194,655	181,625
Amortization of Excess Investment	(13,871)	(14,463)	(28,336)	(29,160)
Income from Unconsolidated Entities	$88,085	$75,336	$166,319	$152,465

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

7. Debt

Unsecured Debt

At June 30, 2025, our unsecured debt consisted of $18.8 billion of senior unsecured notes of the Operating Partnership, a €350.0 million ($411.0 million U.S. dollar equivalent) unsecured term loan, $460.0 million outstanding under the Operating Partnership’s $5.0 billion unsecured revolving credit facility, or Credit Facility, and €500.0 million ($587.1 million U.S. dollar equivalent) outstanding under the Operating Partnership’s $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities.

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

At June 30, 2025, we had an aggregate available borrowing capacity of $7.4 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities, during the six months ended June 30, 2025 was $1.0 billion and the weighted average outstanding balance was $631.8 million. Letters of credit of $8.6 million were outstanding under the Credit Facilities as of June 30, 2025.

The Operating Partnership also has available a global unsecured commercial paper note program, or Commercial Paper program, of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On June 30, 2025, we had no outstanding balance under the Commercial Paper program. Borrowings reduce amounts otherwise available under the Credit Facilities.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

On May 12, 2025, the Operating Partnership drew €500.0 million under the Supplemental Facility. The proceeds were used to fund the redemption at par of the Operating Partnerships €500.0 million notes maturing on May 13, 2025.

On April 25, 2025, the Operating Partnership drew $155.0 million under the Credit Facility.

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

Mortgage Debt

Total mortgage indebtedness was $5.3 billion and $5.0 billion at June 30, 2025 and December 31, 2024, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Credit Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Credit Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of June 30, 2025, we were in compliance with all covenants of our unsecured debt.

At June 30, 2025, our consolidated subsidiaries were the borrowers under 36 non-recourse mortgage notes secured by mortgages on 39 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At June 30, 2025, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Fair Value of Debt

The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed rate mortgages and unsecured indebtedness including commercial paper was

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

$24.4 billion and $24.0 billion as of June 30, 2025 and December 31, 2024, respectively. The fair values of these financial instruments and the related discount rate assumptions as of June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30,	December 31,
	2025	2024
Fair value of consolidated fixed rate mortgages and unsecured indebtedness (in millions)	$23,346	$22,510
Weighted average discount rates assumed in calculation of fair value for fixed rate mortgages	5.95%	6.27%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	6.18%	6.50%

8. Equity

During the six months ended June 30, 2025, Simon issued 116,558 shares of common stock to two limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership.  During the six months ended June 30, 2025, the Operating Partnership redeemed 36,591 units from three limited partners for $6.4 million. These transactions increased Simon’s ownership interest in the Operating Partnership.

On February 8, 2024, Simon's Board of Directors authorized a new common stock repurchase plan which immediately replaced the existing repurchase plan.  Under the plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period commencing on February 8, 2024 and ending on February 8, 2026 in the open market or in privately negotiated transactions as market conditions warrant.  As of June 30, 2025, no shares had been repurchased under the plan.  As Simon repurchases shares under the plan, the Operating Partnership repurchases an equal number of units from Simon.

We paid a common stock dividend of $2.10 per share for the second quarter of 2025, and $4.20 per share for the six months ended June 30, 2025.  We paid common stock dividends of $3.95 per share for the six months ended June 30, 2024.  The Operating Partnership paid distributions per unit for the same amounts.  On August 4, 2025, Simon’s Board of Directors declared a quarterly cash dividend for the third quarter of 2025 of $2.15 per share, payable on September 30, 2025 to shareholders of record on September 9, 2025.  The distribution rate on units is equal to the dividend rate on common stock.

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

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units in the Operating Partnership contain provisions which could require the Operating Partnership to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit in the consolidated statements of equity in issuance of unit equivalents and other.  There were no noncontrolling interests

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

redeemable at amounts in excess of fair value as of June 30, 2025 and December 31, 2024.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as follows:

	As of	As of
	June 30,	December 31,
	2025	2024
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 155,373 issued and outstanding	$15,537	$15,537
Other noncontrolling redeemable interests	227,967	169,192
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$243,504	$184,729

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

	As of	As of
	June 30,	December 31,
	2025	2024
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 155,373 issued and outstanding	$15,537	$15,537
Other noncontrolling redeemable interests	227,967	169,192
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$243,504	$184,729

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

We recorded compensation expense, net of capitalization, related to the aforementioned LTIP and LTI programs of approximately $20.7 million and $11.4 million for the six months ended June 30, 2025 and 2024, respectively.

Restricted Stock Awards.  The Compensation and Human Capital Committee awarded 105,682 shares of restricted stock to employees on April 1, 2025 at a grant date fair market value of $166.08 per share related to the 2024 compensation plan.  On April 1, 2025, certain employees were awarded 810 shares of restricted stock at a grant date fair market value of $166.08 per share.  On May 13, 2025, certain employees were awarded 609 shares of restricted stock at a grant date fair market value of $160.88 per share.  On May 14, 2025, our non-employee Directors were awarded 12,020 shares of restricted stock at a grant date fair market value of $161.18 per share.  These shares represent a portion of the compensation we pay our non-employee Directors,

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

and all of the shares have been placed in a non-employee Director deferred compensation account maintained by us.  The grant date fair value of the employee restricted stock award is being recognized over the three-year vesting period.  The grant date fair value of the non-employee Director restricted stock award is being recognized over the one-year vesting service period.  In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.

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

We recorded compensation expense, net of capitalization, related to restricted stock of approximately $13.0 million and $9.5 million for the six months ended June 30, 2025 and 2024, respectively.

9. Lease Income

Fixed lease income under our operating leases includes fixed minimum lease consideration and fixed CAM reimbursements recorded on a straight-line basis. Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, utilities, marketing, and certain other items as discussed below.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Fixed lease income	$1,132,802	$1,073,031	$2,256,917	$2,141,437
Variable lease income	246,652	242,709	489,965	476,975
Total lease income	$1,379,454	$1,315,740	$2,746,882	$2,618,412

Tenant receivables and accrued revenue in the accompanying consolidated balance sheets includes straight-line receivables of $544.8 million and $539.6 million on June 30, 2025, and December 31, 2024, respectively.

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

Lease Commitments

As of June 30, 2025, we are subject to ground leases that cover all or a portion of 23 of our consolidated properties with termination dates extending through 2090, including periods for which exercising an extension option is reasonably assured.  These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total reported sales of the property.  In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2025 to 2034.  These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate taxes, and utility expenses.  Some of our ground and office leases include escalation clauses.  All of our lease arrangements are classified as operating leases.  We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating Lease Cost
Fixed lease cost	$8,890	$8,882	$17,754	$17,749
Variable lease cost	3,896	4,730	7,865	8,742
Total operating lease cost	$12,786	$13,612	$25,619	$26,491

	For the Six Months Ended
	June 30,
	2025	2024
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$25,594	$26,461

Weighted-average remaining lease term - operating leases	31.5 years	32.5 years
Weighted-average discount rate - operating leases	5.32%	5.32%

Minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2025	$36,482
2026	36,512
2027	36,541
2028	36,567
2029	36,598
Thereafter	932,603
$1,115,303
Impact of discounting	(599,238)
Operating lease liabilities	$516,065

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. In addition to the guarantee disclosed in Note 6, as of June 30, 2025 and December 31, 2024, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $122.0 million and $109.8 million, respectively.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

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

As of June 30, 2025 and 2024, approximately 9.3% and 7.1%, respectively, of our consolidated long-lived assets were located outside the United States and as of June 30, 2025 and 2024, approximately 5.1% and 4.3%, respectively, of our consolidated total revenues were derived from assets located outside the United States.  Substantially all of our capital expenditures reported in the consolidated statements of cash flows relate to our segment operations.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The following table reconciles our reportable segment to net income:

	For the Three Months Ended June 30, 2025
		All other &
	Real estate	eliminations,
For the period ended June 30, 2025:	segment	net	Consolidated
Income:
Lease Income	$1,382,428	$(2,974)	$1,379,454
Management fees and other revenues	—	37,931	37,931
Other Income	30,050	51,024	81,074
Total	1,412,478	85,981	1,498,459
Expenses:
Property Operating	183,092	(43,276)	139,816
Real estate taxes	104,461	854	105,315
Repairs and maintenance	25,737	501	26,238
Advertising and promotion	37,299	(989)	36,310
Other	16,527	19,127	35,654
Total	367,116	(23,783)	343,333
NOI of consolidated entities	$1,045,362	$109,764	$1,155,126
Other Income:
Gain due to disposal, exchange, or revaluation of equity interests, net			104,499
Income from unconsolidated entities			122,875
Other Expenses:
Depreciation and amortization			339,058
Home and regional office costs			57,564
General and administrative			14,298
Interest expense			232,724
Income and other tax expense			35,107
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net			50,455
Loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net			9,604
Other expense			9
Consolidated net income			$643,681

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

	For the Six Months Ended June 30, 2025
		All other &
	Real estate	eliminations,
For the period ended June 30, 2025:	segment	net	Consolidated
Income:
Lease Income	$2,757,384	$(10,502)	$2,746,882
Management fees and other revenues	—	71,723	71,723
Other Income	55,750	97,117	152,867
Total	2,813,134	158,338	2,971,472
Expenses:
Property Operating	354,829	(78,192)	276,637
Real estate taxes	217,948	(5,180)	212,768
Repairs and maintenance	55,294	1,086	56,380
Advertising and promotion	73,126	(2,560)	70,566
Other	31,187	35,445	66,632
Total	732,384	(49,401)	682,983
NOI of consolidated entities	$2,080,750	$207,739	$2,288,489
Other Income:
Gain due to disposal, exchange, or revaluation of equity interests, net			80,507
Income from unconsolidated entities			153,234
Other Expenses:
Depreciation and amortization			667,109
Home and regional office costs			122,630
General and administrative			26,927
Interest expense			459,720
Income and other tax expense			27,470
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net			87,220
Loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net			9,604
Other expense			9
Consolidated net income			$1,121,541

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

	For the Three Months Ended June 30, 2024
		All other &
	Real estate	eliminations,
For the period ended June 30, 2024:	segment	net	Consolidated
Income:
Lease Income	$1,316,044	$(304)	$1,315,740
Management fees and other revenues	—	33,186	33,186
Other Income	30,403	78,937	109,340
Total	1,346,447	111,819	1,458,266
Expenses:
Property Operating	160,082	$(28,790)	$131,292
Real estate taxes	95,293	1,347	96,640
Repairs and maintenance	24,044	480	24,524
Advertising and promotion	39,148	(320)	38,828
Other	16,629	24,895	41,524
Total	335,196	(2,388)	332,808
NOI of consolidated entities	$1,011,251	$114,207	$1,125,458
Other Income:
Income from unconsolidated entities			42,214
Unrealized gains in fair value of publicly traded equity instruments and derivative instrument, net			2,405
Other Expenses:
Depreciation and amortization			310,016
Home and regional office costs			50,481
General and administrative			10,839
Interest expense			221,338
Income and other tax expense			4,961
Loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net			2,986
Other expense			21
Consolidated net income			$569,435

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

	For the Six Months Ended June 30, 2024
		All other &
	Real estate	eliminations,
For the period ended June 30, 2024:	segment	net	Consolidated
Income:
Lease Income	$2,627,534	$(9,122)	$2,618,412
Management fees and other revenues	—	62,642	62,642
Other Income	57,890	161,912	219,802
Total	2,685,424	215,432	2,900,856
Expenses:
Property Operating	318,872	$(61,466)	$257,406
Real estate taxes	206,116	(267)	205,849
Repairs and maintenance	49,286	967	50,253
Advertising and promotion	69,041	(2,132)	66,909
Other	32,078	50,501	82,579
Total	675,393	(12,397)	662,996
NOI of consolidated entities	$2,010,031	$227,829	$2,237,860
Other Income:
Gain due to disposal, exchange, or revaluation of equity interests, net			414,769
Income from unconsolidated entities			7,872
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net			7,980
Other Expenses:
Depreciation and amortization			617,384
Home and regional office costs			111,204
General and administrative			19,970
Interest expense			451,960
Income and other tax expense			52,564
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net			4,787
Other expense			21
Consolidated net income			$1,410,591

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report.

Overview

Simon Property Group, Inc. is an Indiana corporation that operates as a self-administered and self-managed real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. REITs will generally not be liable for U.S. federal corporate income taxes as long as they distribute not less than 100% of their REIT taxable income. Simon Property Group, L.P. is our majority-owned Indiana partnership subsidiary that owns directly or indirectly all of our real estate properties and other assets.  According to the amended and restated Operating Partnership’s partnership agreement, the Operating Partnership is required to pay all expenses of Simon. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of June 30, 2025, we owned or held an interest in 194 income-producing properties in the United States, which consisted of 92 malls, 70 Premium Outlets, 14 Mills, six lifestyle centers, and 12 other retail properties in 37 states and Puerto Rico. We also own an 88% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 22 regional, super-regional, and outlet malls in the U.S. and Asia. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at properties in North America. Internationally, as of June 30, 2025, we had ownership in 38 Premium Outlets, Designer Outlets, and Luxury Outlet properties primarily located in Asia, Europe, and Canada. As of June 30, 2025, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 14 countries in Europe.  We also have interests in investments in retail operations (such as Catalyst Brands LLC, or Catalyst); an e-commerce venture (Rue Gilt Groupe, or RGG, which operates shop.simon.com), and Jamestown (a global real estate investment and management company), collectively, our other platform investments.

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

Results Overview

Diluted earnings per share and diluted earnings per unit decreased $0.79 during the first six months of 2025 to $2.97 from $3.76 for the same period last year. The decrease in diluted earnings per share and diluted earnings per unit was primarily attributable to:

●	a pre-tax gain during the first quarter of 2024 on the sale of all our remaining interests in Authentic Brands Group, or ABG, of $414.8 million, or $1.11 per diluted share/unit, and a net pre-tax gain in 2025 due to disposal, exchange, or revaluation of equity interests of $80.5 million, or $0.21 per diluted share/unit, due to certain merger-related activities within Catalyst, primarily because of the deconsolidation of Forever 21,
●	an unrealized, unfavorable change in fair value of publicly traded equity instruments and bifurcated derivative, net, of $82.4 million, or $0.22 per diluted share/unit, which primarily relates to movements in the fair value of the exchange option within our exchangeable bonds,
●	decreased other income of $66.9 million, or $0.18 per diluted share/unit, primarily due to decreased interest income of $31.4 million, or $0.08 per diluted share/unit, a decrease in gains on land sales of $6.3 million, or $0.02 per diluted share/unit, and lower distributions and other activity of $29.2 million, or $0.08 per diluted share/unit,
●	increased depreciation and amortization in 2025 of $49.7 million, or $0.13 per diluted share/unit, primarily due to our acquisition and development activity,
●	increased property operating expenses in 2025 of $19.2 million, or $0.05 per diluted share/unit, and
●	a $9.6 million, or $0.03 per diluted share/unit, loss on the disposition of certain Klépierre assets, and 2024 net gains primarily related to disposition activity of $8.0 million, or $0.02 per diluted share/unit, partially offset by,
●	improved operating performance and solid core business fundamentals in 2025, as discussed below,
●	increased income from unconsolidated entities of $145.4 million, or $0.39 per diluted share/unit, the majority of which is due to improved year-over-year operations from other platform investments and improved operations and core fundamentals in our other unconsolidated entities,
●	increased lease income of $128.5 million, or $0.34 per diluted share/unit, and
●	decreased income and other tax expense of $25.1 million, or $0.07 per diluted share/unit, primarily due to a $103.7 million, or $0.28 per diluted share/unit, tax impact as a result of the ABG transaction during the first quarter of 2024 noted above, partially offset by a $20.1 million, or $0.05 per diluted share/unit, tax impact as a result of the net gain recorded due to certain merger-related activities within Catalyst, and primarily because of the deconsolidation of Forever 21 and improved operations from other platform investments.

Portfolio NOI increased 4.2% for the six month period in 2025 over the prior year period primarily as a result of improved operations in our domestic and international portfolios compared to the prior year. Average base minimum rent for U.S. Malls and Premium Outlets increased 1.3% to $58.70 psf as of June 30, 2025, from $57.94 psf as of June 30, 2024.  Ending occupancy for our U.S. Malls and Premium Outlets increased 0.4% to 96.0% as of June 30, 2025, from 95.6% as of June 30, 2024.

Our effective overall borrowing rate at June 30, 2025 on our consolidated indebtedness increased 12 basis points to 3.63% as compared to 3.51% at June 30, 2024. This is primarily due to an increase in the effective overall borrowing rate on the fixed rate debt of 15 basis points, due to increasing benchmark rates, partially offset by an increase in the amount of variable rate debt. The weighted average years to maturity of our consolidated indebtedness was 7.5 years and 8.1 years at June 30, 2025 and December 31, 2024, respectively.

Our financing activity for the six months ended June 30, 2025 included:

●	on May 12, 2025, the Operating Partnership drew €500.0 million under the Supplemental Facility, and proceeds were used to fund the redemption at par of the Operating Partnerships €500.0 million notes maturing on May 13, 2025,
●	on April 25, 2025, the Operating Partnership drew $155.0 million under the Credit Facility,
●	on March 20, 2025, the Operating Partnership entered into a €350.0 million unsecured term loan with a maturity date of March 20, 2027, and swapped the interest rate to an all-in fixed rate of 2.5965% maturing on March 20, 2026. The proceeds of the term loan, along with cash on hand, were used to repay the then remaining €376.0 million outstanding under the Credit Facility,
●	on March 13, 2025, the Operating Partnership repaid €18.0 million under the Credit Facility that had been outstanding on December 31, 2024,
●	on January 29, 2025, the Operating Partnership drew €376.0 million under the Credit Facility, and used the proceeds to facilitate the acquisition of two Italian assets.

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

The following table sets forth these key operating statistics for domestic properties:

●	properties that are consolidated in our consolidated financial statements,
●	properties we account for under the equity method of accounting as joint ventures, and
●	the foregoing two categories of properties on a total portfolio basis.

	June 30,	June 30,	%/Basis Points
	2025	2024	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	96.0%	95.6%	40 bps
Unconsolidated	95.9%	95.5%	40 bps
Total Portfolio	96.0%	95.6%	40 bps
Average Base Minimum Rent per Square Foot
Consolidated	$56.86	$56.45	0.7%
Unconsolidated	$64.19	$62.13	3.3%
Total Portfolio	$58.70	$57.94	1.3%
U.S. TRG:
Ending Occupancy	92.9%	94.7%	-180 bps
Average Base Minimum Rent per Square Foot	$71.88	$66.64	7.9%
The Mills:
Ending Occupancy	99.3%	98.2%	110 bps
Average Base Minimum Rent per Square Foot	$37.65	$37.43	0.6%
(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the six months ended June 30, 2025, we signed 526 new leases and 997 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 5.7 million square feet, of which 4.3 million square feet related to consolidated properties. During the comparable period in 2024, we signed 572 new leases and 1,251 renewal leases with a fixed minimum rent, comprising approximately 6.6 million square feet, of which 5.1 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $67.36 per square foot in 2025 and $62.06 per square foot in 2024 with an average tenant allowance on new leases of $60.79 per square foot and $59.73 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	June 30,	June 30,	%/Basis Points
	2025	2024	Change
Ending Occupancy	99.7%	100.0%	-30 bps
Average Base Minimum Rent per Square Foot	¥5,559	¥5,486	1.33%

Results of Operations

The following acquisitions, dispositions and openings of consolidated properties affected our consolidated results in the comparative periods:

●	On June 27, 2025, we acquired the remaining interest in the retail component and 100% of the parking component of Brickell City Centre resulting in the consolidation of the retail component of this property.

●	On April 1, 2025, we acquired the remaining interest in Briarwood Mall from a joint venture partner, resulting in the consolidation of this property.
●	On January 30, 2025, we acquired 100% interest in two luxury outlet destinations in Italy, The Mall Luxury Outlets Firenze, a 264,750 square foot center located in Leccio, nearby Florence, and The Mall Luxury Outlets Sanremo, a 122,300 square foot center located in Sanremo.
●	During the fourth quarter of 2024, we acquired the remaining interest in Smith Haven Mall from a joint venture partner, resulting in the consolidation of this property.
●	During the fourth quarter of 2024, we disposed of our interests in two consolidated retail properties.
●	On August 15, 2024, we opened Tulsa Premium Outlets, a 338,472 square foot center in Tulsa, Oklahoma. We own 100% of this center.
●	On February 6, 2024, we acquired an additional interest in Miami International Mall from a joint venture partner, resulting in the consolidation of this property.

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

For the purposes of the following comparison between the three and six months ended June 30, 2025 and 2024, the above transactions are referred to as the property transactions. In the following discussions of our results of operations, “comparable” refers to properties we owned or held interests in and operated in both of the periods under comparison.

Three months ended June 30, 2025 vs. Three months ended June 30, 2024

Lease income increased $63.7 million, due to an increase in fixed lease income of $59.8 million primarily due to an increase in fixed minimum lease consideration and higher occupancy, an increase in variable lease income of $3.9 million and the acquisition and development activity noted above.

Total other income decreased $28.3 million, primarily due to a $17.1 million decrease in interest income, an $11.0 million decrease in mixed use and franchise operations income and a $1.4 million decrease in other income sources, partially offset by 2025 land sale activity of $1.2 million.

Depreciation and amortization increased $29.0 million primarily due to our acquisition and development activity.

Home and regional office costs increased $7.1 million due to increased personnel and compensation costs.

Other expenses decreased $5.9 million primarily due to a decrease in mixed use and franchise operations expenses.

Gain due to disposal, exchange or revaluation of equity interests, net, increased $104.5 million due to a net pre-tax gain related to certain merger-related activities within Catalyst, and primarily because of the deconsolidation of Forever 21.

Income and other tax expense increased $30.1 million primarily due to the 2025 non-cash tax expense related to the net gain from Catalyst noted above.

Income from unconsolidated entities increased $80.7 million primarily due to improved results of operations from our other platform investments and strong performance of our domestic and international joint venture properties.

We recorded net non-cash unrealized losses of $50.5 million in 2025 and net non-cash unrealized gains of $2.4 million in 2024 as a result of mark-to-market activity on publicly traded equity instruments and the change in fair value of a derivative instrument.

During 2025, we recognized a $9.6 million loss on the disposition of certain Klépierre assets.  During 2024, we recognized a $3.3 million loss on the disposition of certain Klépierre assets.

Simon’s net income attributable to noncontrolling interests increased $11.6 million due to a decrease in the net income of the Operating Partnership.

Six months ended June 30, 2025 vs. Six months ended June 30, 2024

Lease income increased $128.5 million, due to an increase in fixed lease income of $115.5 million primarily due to an increase in fixed minimum lease consideration and higher occupancy, an increase in variable lease income of $13.0 million and the acquisition and development activity noted above.

Total other income decreased $66.9 million, primarily due to a $31.4 million decrease in interest income, a $21.6 million decrease in mixed use and franchise operations income, a $7.5 million decrease due to the 2024 land sale activity, a $4.5 million decrease in lease settlement income and a $3.1 million decrease in other income sources, partially offset by 2025 land sale activity of $1.2 million.

Depreciation and amortization increased $49.7 million primarily due to our acquisition and development activity.

Home and regional office costs increased $11.4 million due to increased personnel and compensation costs.

Other expenses decreased $16.0 million primarily due to a decrease in mixed use and franchise operations expenses.

Gain due to disposal, exchange or revaluation of equity interests, net, decreased $334.3 million due to a gain from selling our remaining interest in ABG during 2024 of $414.8 million and certain post-merger activities within Catalyst in 2025 of $80.5 million, primarily because of the deconsolidation of Forever 21.

Income and other tax expense decreased $25.1 million primarily due to the tax impact from the gain on sale of our remaining interest in ABG during 2024 of $103.7 million, partially offset by the 2025 non-cash tax expense related to the net gain from Catalyst noted above and increased tax expense related to improved year-over-year operations from other platform investments.

Income from unconsolidated entities increased $145.4 million primarily due to improved results of operations from our other platform investments and strong performance of our domestic and international joint venture properties.

We recorded net non-cash unrealized losses of $153.2 million in 2025 and net non-cash unrealized losses of $7.9 million in 2024 as a result of mark-to-market activity on publicly traded equity instruments and the change in fair value of a derivative instrument.

During 2025, we recognized a $9.6 million loss on the disposition of certain Klépierre assets.  During 2024, we recognized a gain from the disposition of a property held in our TRG portfolio, our share of which was $10.6 million, partially offset by the disposition of certain Klépierre assets for a loss of $3.3 million.

Simon’s net income attributable to noncontrolling interests decreased $33.7 million due to a decrease in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised 3.8% of our total consolidated debt at June 30, 2025. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $2.2 billion in the aggregate during the six months ended June 30, 2025. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents decreased $168.9 million during the first six months of 2025 to $1.2 billion as of June 30, 2025 as a result of the operating and financing activity, as further discussed in “Cash Flows” below.

On June 30, 2025, we had an aggregate available borrowing capacity of approximately $7.4 billion under the Credit Facilities, net of letters of credit of $8.6 million. For the six months ended June 30, 2025, the maximum aggregate outstanding balance under the Credit Facilities was $1.0 billion and the weighted average outstanding balance was $631.8 million. The weighted average interest rate was 4.35% for the six months ended June 30, 2025.

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

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the six months ended June 30, 2025 totaled $2.2 billion. In addition, we had net proceeds from our debt financing and repayment activities of $480.3 million in the first six months of 2025. These activities are further discussed below under “Financing and Debt.” During the first six months of 2025, we also:

●	funded acquisition activity for aggregate cash consideration of $935.7 million,
●	recognized an increase in cash due to the acquisition and consolidation of property of $64.2 million,
●	paid stockholder dividends and unitholder distributions totaling approximately $1.6 billion and preferred unit distributions totaling $2.3 million,
●	funded consolidated capital expenditures of $474.2 million (including development and other costs of $14.1 million, redevelopment and expansion costs of $218.5 million, and tenant costs and other operational capital expenditures of $241.6 million),
●	funded the redemption of $6.4 million of Operating Partnership units,
●	funded investments in unconsolidated entities of $20.6 million, and
●	received proceeds from the sale of equity instruments of $85.2 million.

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

Financing and Debt

Unsecured Debt

At June 30, 2025, our unsecured debt consisted of $18.8 billion of senior unsecured notes of the Operating Partnership, a €350.0 million ($411.0 million U.S. dollar equivalent) unsecured term loan, $460.0 million outstanding under the Credit Facility and €500.0 million ($587.1 million U.S. dollar equivalent) outstanding under the Supplemental Facility.

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

At June 30, 2025, we had an aggregate available borrowing capacity of $7.4 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities, during the six months ended June 30, 2025 was $1.0 billion and the weighted average outstanding balance was $631.8 million. Letters of credit of $8.6 million were outstanding under the Credit Facilities as of June 30, 2025.

The Operating Partnership also has available a global unsecured commercial paper note program, or Commercial Paper program, of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On June 30, 2025, we had no outstanding balance under the Commercial Paper program. Borrowings reduce amounts otherwise available under the Credit Facilities.

On May 12, 2025, the Operating Partnership drew €500.0 million under the Supplemental Facility. The proceeds were used to fund the redemption at par of the Operating Partnerships €500.0 million notes maturing on May 13, 2025.

On April 25, 2025, the Operating Partnership drew $155.0 million under the Credit Facility.

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

Mortgage Debt

Total mortgage indebtedness was $5.3 billion and $5.0 billion at June 30, 2025 and December 31, 2024, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Credit Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Credit Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of June 30, 2025, we were in compliance with all covenants of our unsecured debt.

At June 30, 2025, our consolidated subsidiaries were the borrowers under 36 non-recourse mortgage notes secured by mortgages on 39 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At June 30, 2025, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of June 30, 2025 and December 31, 2024, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	June 30, 2025	Interest Rate(1)	December 31, 2024	Interest Rate(1)
Fixed Rate	$24,441,484	3.63%	$24,035,060	3.61%
Variable Rate	959,766	3.63%	229,435	5.47%
	$25,401,250	3.63%	$24,264,495	3.62%
(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the combined 2024 Annual Report on Form 10-K of Simon and the Operating Partnership.

In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of June 30, 2025, for the remainder of 2025 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2025	2026-2027	2028-2029	After 2029	Total
Long Term Debt (1)	$2,087,874	$8,083,400	$3,179,095	$12,183,825	$25,534,194
Interest Payments (2)	449,683	1,390,610	1,068,292	5,113,709	8,022,294
(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	Variable rate interest payments are estimated based on the SOFR or other applicable rate at June 30, 2025.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 6 of the condensed notes to our consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. In addition to the guarantee disclosed in Note 6, as of June 30, 2025, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $122.0 million.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

Acquisitions. On June 27, 2025, we acquired the remaining 75% interest in the retail component and 100% of the parking component of Brickell City Centre resulting in the consolidation of the retail component which had previously been accounted for under the equity method. The cash consideration for this transaction, including working capital, was $497.7 million. Cash acquired was $24.0 million.

On April 1, 2025, we acquired the remaining interest in Briarwood Mall from a joint venture partner, resulting in the consolidation of this property. The cash consideration for this transaction, including working capital, was $9.2 million. Cash acquired was $14.7 million. The property is subject to a $165 million 3.29% fixed rate mortgage loan.

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

Development Activity

We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors, big box tenants, restaurants, as well as office space and residential uses are underway at properties in North America.

Construction continues on certain redevelopment and new development projects in the U.S. and internationally that are nearing completion.  Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $1.0 billion.  Simon’s share of remaining net cash funding required to complete the new development and redevelopment projects currently under construction in the remainder of 2025 and 2026 is approximately $420 million.  We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 8-10% for all of our new development, expansion and redevelopment projects.

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material. We expect our share of estimated committed capital for international development projects to be completed with projected delivery in 2025 or 2026 is $15 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these new development and expansion projects as well as our share of the estimated total cost as of June 30, 2025 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected/Actual
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
New Development Projects:
Jakarta Premium Outlets	Jakarta, Indonesia	300,000	50%	IDR	931,782	$57.5	Opened Mar. - 2025
(1)	USD equivalent based upon June 30, 2025 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $2.10 per share for the second quarter of 2025 and $4.20 per share for the six months ended June 30, 2025.  Simon paid common stock dividends of $3.95 per share for the six months ended June 30, 2024.  The Operating Partnership paid distributions per unit for the same amounts.  On August 4, 2025, Simon’s Board of Directors declared a quarterly cash dividend for the third quarter of 2025 of $2.15 per share, payable on September 30, 2025 to shareholders of record on September 9, 2025.  The distribution rate on units is equal to the dividend rate on common stock.  In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On February 8, 2024, Simon's Board of Directors authorized a new common stock repurchase plan which immediately replaced the existing repurchase plan.  Under the plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period commencing on February 8, 2024 and ending on February 8, 2026 in the open market or in privately negotiated transactions as market conditions warrant.  As of June 30, 2025, no shares had been purchased under the plan.  As Simon repurchases shares under the plan, the Operating Partnership repurchases an equal number of units from Simon.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Consolidated Net Income	$643,681	$569,435	$1,121,541	$1,410,591
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	335,157	306,318	659,479	609,990
Our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments	207,587	216,257	416,551	421,235
Loss (gain) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	9,604	2,986	9,604	(7,980)
Net (gain) loss attributable to noncontrolling interest holders in properties	(26)	(785)	1,266	685
Noncontrolling interests portion of depreciation and amortization, gain on consolidation of properties, and gain on disposal of properties	(6,346)	(5,087)	(12,339)	(10,598)
Preferred distributions and dividends	(1,126)	(1,266)	(2,252)	(2,532)
FFO of the Operating Partnership	$1,188,531	$1,087,858	$2,193,850	$2,421,391
FFO allocable to limited partners	159,806	141,733	295,091	315,537
Dilutive FFO allocable to common stockholders	$1,028,725	$946,125	$1,898,759	$2,105,854

FFO of the Operating Partnership	$1,188,531	$1,087,858	$2,193,850	$2,421,391
Gain due to disposal, exchange, or revaluation of equity interests, net of tax	(78,374)	—	(60,381)	(311,077)
Other platform investments, net of tax	(6,594)	15,008	47,591	75,784
Unrealized losses (gains) in fair value of publicly traded equity instruments and derivative instrument, net	50,455	(2,405)	87,220	4,787
Real Estate FFO	$1,154,018	$1,100,461	$2,268,280	$2,190,885

Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.70	$1.51	$2.97	$3.76
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments, net of noncontrolling interests portion of depreciation and amortization	1.42	1.38	2.82	2.72
Loss (gain) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	0.03	0.01	0.03	(0.02)
Diluted FFO per share	$3.15	$2.90	$5.82	$6.46
Gain due to disposal, exchange, or revaluation of equity interests, net of tax	(0.21)	—	(0.16)	(0.83)
Other platform investments, net of tax	(0.02)	0.04	0.12	0.20
Unrealized losses (gains) in fair value of publicly traded equity instruments and derivative instrument, net	0.13	(0.01)	0.23	0.01
Real Estate FFO per share	$3.05	$2.93	$6.01	$5.84
Basic and Diluted weighted average shares outstanding	326,487	326,039	326,401	325,975
Weighted average limited partnership units outstanding	50,714	48,844	50,727	48,843
Basic and Diluted weighted average shares and units outstanding	377,201	374,883	377,128	374,818

The following schedule reconciles consolidated net income to our beneficial interest of combined NOI and the components thereof.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$643,681	$569,435	$1,121,541	$1,410,591
Income and other tax expense	35,107	4,961	27,470	52,564
Gain due to disposal, exchange, or revaluation of equity interests, net	(104,499)	—	(80,507)	(414,769)
Interest expense	232,724	221,338	459,720	451,960
Income from unconsolidated entities	(122,875)	(42,214)	(153,234)	(7,872)
Unrealized losses (gains) in fair value of publicly traded equity instruments and derivative instrument, net	50,455	(2,405)	87,220	4,787
Loss (gain) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	9,604	2,986	9,604	(7,980)
Operating Income Before Other Items	744,197	754,101	1,471,814	1,489,281
Depreciation and amortization	339,058	310,016	667,109	617,384
Home and regional office costs	57,564	50,481	122,630	111,204
General and administrative	14,298	10,839	26,927	19,970
Other expenses (1)	9	21	9	21
NOI of consolidated entities	$1,155,126	$1,125,458	$2,288,489	$2,237,860
Less: Noncontrolling interest partners share of NOI	(8,766)	(8,382)	(16,150)	(15,853)
Beneficial NOI of consolidated entities	$1,146,360	$1,117,076	$2,272,339	$2,222,007
Reconciliation of NOI of unconsolidated entities:
Net Income	$209,607	$182,648	$398,903	$368,844
Interest expense	174,995	179,359	345,363	356,110
Operating Income Before Other Items	384,602	362,007	744,266	724,954
Depreciation and amortization	159,675	158,107	318,687	317,921
NOI of unconsolidated entities	$544,277	$520,114	$1,062,953	$1,042,875
Less: Joint Venture partners share of NOI	(284,903)	(273,503)	(555,664)	(547,441)
Beneficial NOI of unconsolidated entities	$259,374	$246,611	$507,289	$495,434
Add: Beneficial interest of NOI from TRG	134,093	120,932	270,497	251,410
Add: Beneficial interest of NOI from other platform investments and investments	107,960	64,110	119,889	34,898
Beneficial interest of Combined NOI	$1,647,787	$1,548,729	$3,170,014	$3,003,749
Less: Beneficial interest of Corporate and Other NOI Sources (2)	59,182	68,142	114,133	159,998
Less: Beneficial interest of NOI from other platform investments (3)	41,688	6,485	227	(84,638)
Less: Beneficial interest of NOI from Investments (4)	66,272	60,547	119,662	109,902
Beneficial interest of Portfolio NOI	$1,480,645	$1,413,555	$2,935,992	$2,818,487
Beneficial interest of Portfolio NOI Change	4.7%		4.2%
(1)	Represents the write-off of pre-development costs.
(2)	Includes components excluded from portfolio NOI and domestic property NOI (domestic lease termination income, interest income, land sale gains, straight line lease income, above/below market lease adjustments), Simon management company revenues, foreign exchange impact and other assets.
(3)	Other platform investments include retail operations (Catalyst), an e-commerce company (Rue Gilt Groupe, or RGG), and a global real estate investment and management company (Jamestown).
(4)	Includes our share of NOI of Klépierre (at constant currency) and other corporate investments.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of June 30, 2025. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of June 30, 2025. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Simon

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by Simon during the quarter ended June 30, 2025.

Issuer Purchases of Equity Securities

				Total number	Approximate
				of shares	value of shares
				purchased as	that may yet
	Total number		Average	part of publicly	be purchased
	of shares		price paid	announced	under
Period	purchased		per share	plans	plans (2)
April 1, 2025 - April 30, 2025	49,687		$166.08	—	$2,000,000,000
May 1, 2025 - May 31, 2025	—		$—	—	$2,000,000,000
June 1, 2025 - June 30, 2025	—		$—	—	$2,000,000,000
	49,687	(1)	$166.08	—
(1)	Total number of shares purchased represents shares withheld by us and transferred to treasury shares in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.
(2)	On February 8, 2024, Simon's Board of Directors authorized a new common stock repurchase plan which immediately replaced the existing repurchase plan. Under the plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period commencing on February 8, 2024 and ending on February 8, 2026 in the open market or in privately negotiated transactions as market conditions warrant. As of June 30, 2025, no shares had been purchased under the plan. As Simon repurchases shares under the plan, the Operating Partnership repurchases an equal number of units from Simon.

The Operating Partnership

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended June 30, 2025.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2025, the Operating Partnership redeemed 300 units from a limited partner for $0.05 million.

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

Item 6.  Exhibits

Exhibit Number	Exhibit Descriptions
2.1	Plan of Conversion of Simon Property Group, Inc. (incorporated by reference to Exhibit 2.1 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Form 8-K filed May 15, 2025).
2.2	Plan of Conversion of Simon Property Group, L.P. (incorporated by reference to Exhibit 2.2 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Form 8-K filed May 15, 2025).
3.1	Articles of Incorporation of Simon Property Group, Inc. (incorporated by reference to Exhibit 3.1 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Form 8-K filed May 15, 2025).
3.2	Bylaws of Simon Property Group, Inc. (incorporated by reference to Exhibit 3.2 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Form 8-K filed May 15, 2025).
3.3

Certificate of Limited Partnership of Simon Property Group, L.P. (incorporated by reference to Exhibit 3.3 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Form 8-K filed May 15, 2025).

3.4

Ninth Amended and Restated Limited Partnership Agreement of Simon Property Group, L.P. dated as of May 15, 2025 (incorporated by reference to Exhibit 3.4 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Form 8-K filed May 15, 2025).

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

Date: August 7, 2025

SIMON PROPERTY GROUP, L.P.

/s/ Brian J. McDade
Brian J. McDade
Executive Vice President and Chief Financial Officer
of Simon Property Group, Inc., General Partner

Date: August 7, 2025