Form 10-Q
period 2025-09-30
SIMON PROPERTY GROUP INC.; SIMON PROPERTY GROUP L P
filed 2025-11-06
CIK 1063761, 1022344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of September 30, 2025, Simon Property Group, Inc. had 326,462,060 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2025 of Simon Property Group, Inc., an Indiana corporation, and Simon Property Group, L.P., an Indiana limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority-owned partnership subsidiary, for which Simon is the general partner. As of September 30, 2025, Simon owned an approximate 86.6% ownership interest in the Operating Partnership, with the remaining 13.4% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day-to-day management.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10-Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	September 30,	December 31,
	2025	2024
ASSETS:
Investment properties, at cost	$42,619,293	$40,242,392
Less - accumulated depreciation	20,335,226	19,047,078
	22,284,067	21,195,314
Cash and cash equivalents	1,552,577	1,400,345
Tenant receivables and accrued revenue, net	819,487	796,513
Investment in TRG, at equity	2,895,019	3,069,297
Investment in Klépierre, at equity	1,489,548	1,384,267
Investment in other unconsolidated entities, at equity	2,590,008	2,670,739
Right-of-use assets, net	529,116	519,607
Deferred costs and other assets	1,442,365	1,369,609
Total assets	$33,602,187	$32,405,691
LIABILITIES:
Mortgages and unsecured indebtedness	$25,789,055	$24,264,495
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,648,577	1,712,465
Cash distributions and losses in unconsolidated entities, at equity	1,747,430	1,680,431
Dividend payable	2,386	2,410
Lease liabilities	529,708	520,283
Other liabilities	910,495	626,155
Total liabilities	30,627,651	28,806,239
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests	244,965	184,729
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	40,531	40,778
Common stock, $0.0001 par value, 511,990,000 shares authorized, 343,060,687 and 342,945,839 issued and outstanding, respectively	33	33
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	11,618,355	11,583,051
Accumulated deficit	(6,934,926)	(6,382,515)
Accumulated other comprehensive loss	(281,298)	(193,026)
Common stock held in treasury, at cost, 16,598,627 and 16,675,701 shares, respectively	(2,093,084)	(2,106,396)
Total stockholders’ equity	2,349,611	2,941,925
Noncontrolling interests	379,960	472,798
Total equity	2,729,571	3,414,723
Total liabilities and equity	$33,602,187	$32,405,691

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
REVENUE:
Lease income	$1,452,930	$1,339,824	$4,199,812	$3,958,236
Management fees and other revenues	36,925	33,461	108,648	96,103
Other income	111,717	107,425	264,583	327,227
Total revenue	1,601,572	1,480,710	4,573,043	4,381,566
EXPENSES:
Property operating	149,811	141,114	426,447	398,520
Depreciation and amortization	338,639	320,365	1,005,748	937,749
Real estate taxes	115,400	93,999	328,168	299,848
Repairs and maintenance	25,595	23,019	81,975	73,272
Advertising and promotion	38,645	34,138	109,211	101,046
Home and regional office costs	64,282	53,351	186,912	164,556
General and administrative	16,091	9,171	43,018	29,141
Other	40,195	37,784	106,837	120,384
Total operating expenses	788,658	712,941	2,288,316	2,124,516
OPERATING INCOME BEFORE OTHER ITEMS	812,914	767,769	2,284,727	2,257,050
Interest expense	(242,790)	(226,424)	(702,509)	(678,382)
(Loss) gain due to disposal, exchange, or revaluation of equity interests, net (Note 6)	(8,871)	—	71,636	414,769
Income and other tax expense	(15,114)	(2,605)	(42,584)	(55,170)
Income from unconsolidated entities	143,916	58,504	297,150	66,375
Unrealized gains (losses) in fair value of publicly traded equity instruments and derivative instrument, net	2,243	(49,345)	(84,977)	(54,132)
Gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	10,398	(1,228)	794	6,752
CONSOLIDATED NET INCOME	702,696	546,671	1,824,237	1,957,262
Net income attributable to noncontrolling interests	95,688	70,676	245,728	254,431
Preferred dividends	834	834	2,503	2,503
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$606,174	$475,161	$1,576,006	$1,700,328
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.86	$1.46	$4.83	$5.22

Consolidated Net Income	$702,696	$546,671	$1,824,237	$1,957,262
Unrealized gain (loss) on derivative hedge agreements	1,907	(54,297)	(30,521)	(10,281)
Net gain reclassified from accumulated other comprehensive loss into earnings	(1,579)	(1,289)	(4,488)	(4,168)
Currency translation adjustments	(31,013)	7,946	(69,629)	(25,668)
Changes in available-for-sale securities and other	1,812	2,096	2,699	1,385
Comprehensive income	673,823	501,127	1,722,298	1,918,530
Comprehensive income attributable to noncontrolling interests	91,803	64,567	232,062	249,251
Comprehensive income attributable to common stockholders	$582,020	$436,560	$1,490,236	$1,669,279

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,824,237	$1,957,262
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	1,098,029	999,262
Gain on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(794)	(6,752)
Gain due to disposal, exchange, or revaluation of equity interests, net	(71,636)	(414,769)
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net	84,977	54,132
Straight-line lease (income) loss	(17,786)	5,954
Equity in income of unconsolidated entities	(297,150)	(66,375)
Distributions of income from unconsolidated entities	324,646	273,006
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	19,642	55,212
Deferred costs and other assets	(47,789)	(98,763)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	16,434	(29,063)
Net cash provided by operating activities	2,932,810	2,729,106
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(961,080)	—
Funding of loans to related parties	—	(111,000)
Repayments of loans to related parties	13,189	61,094
Capital expenditures, net	(679,448)	(537,714)
Cash impact from the consolidation of properties	64,880	10,454
Investments in unconsolidated entities	(46,194)	(34,957)
Purchase of short-term investments	—	(600,000)
Proceeds from redemption of short-term investments	—	1,300,000
Purchase of equity instruments	(47,025)	(111,799)
Proceeds from sale of equity instruments	87,027	1,157,363
Distributions of capital from unconsolidated entities and other	329,954	266,060
Net cash (used in) provided by investing activities	(1,238,697)	1,399,501
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(246)	(246)
Purchase of shares related to stock grant recipients' tax withholdings	(13,912)	(10,558)
Redemption of limited partner units	(6,533)	(40,864)
Preferred unit redemptions	—	(7,500)
Distributions to noncontrolling interest holders in properties	(5,701)	(12,718)
Contributions from noncontrolling interest holders in properties	3,253	4,511
Preferred distributions of the Operating Partnership	(874)	(1,269)
Preferred dividends and distributions to stockholders	(2,075,359)	(1,959,151)
Distributions to limited partners	(322,777)	(293,321)
Proceeds from issuance of debt, net of transaction costs	3,072,892	1,095,546
Repayments of debt	(2,192,624)	(1,901,926)
Net cash used in financing activities	(1,541,881)	(3,127,496)
INCREASE IN CASH AND CASH EQUIVALENTS	152,232	1,001,111
CASH AND CASH EQUIVALENTS, beginning of period	1,400,345	1,168,991
CASH AND CASH EQUIVALENTS, end of period	$1,552,577	$2,170,102

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
December 31, 2024	$40,778	$33	$(193,026)	$11,583,051	$(6,382,515)	$(2,106,396)	$472,798	$3,414,723
Exchange of limited partner units (116,558 common shares, note 8)				922			(922)	—
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (39,949 common shares)				(7,502)		7,502		—
Redemption of limited partner units (36,291 units)				(6,048)			(287)	(6,335)
Amortization of stock incentive				7,300				7,300
Long-term incentive performance units							12,042	12,042
Issuance of unit equivalents and other (9,606 common shares repurchased)				(1)	(55,534)	(1,588)	471	(56,652)
Unrealized loss on hedging activities			(11,964)				(1,869)	(13,833)
Currency translation adjustments			(14,447)				(2,193)	(16,640)
Changes in available-for-sale securities and other			951				147	1,098
Net gain reclassified from accumulated other comprehensive loss into earnings			(1,259)				(196)	(1,455)
Other comprehensive income (loss)			(26,719)				(4,111)	(30,830)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				16,969			(16,969)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(686,102)		(106,934)	(793,036)
Distributions to other noncontrolling interest partners							(693)	(693)
Net income, excluding $292 attributable to preferred interests in the Operating Partnership and a $1,804 loss attributable to noncontrolling redeemable interests in properties					414,533		64,839	479,372
March 31, 2025	$40,696	$33	$(219,745)	$11,594,691	$(6,709,618)	$(2,100,482)	$420,234	$3,025,809
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (117,411 common shares, net)				(19,721)		19,721		—
Redemption of limited partner units (300 units)				(47)			(2)	(49)
Amortization of stock incentive				11,302				11,302
Long-term incentive performance units							9,381	9,381
Issuance of unit equivalents and other (49,687 common shares repurchased)				223	1,528	(8,251)	838	(5,662)
Unrealized loss on hedging activities			(16,091)				(2,502)	(18,593)
Currency translation adjustments			(19,029)				(2,947)	(21,976)
Changes in available-for-sale securities and other			(183)				(28)	(211)
Net gain reclassified from accumulated other comprehensive loss into earnings			(1,260)				(195)	(1,455)
Other comprehensive income (loss)			(36,563)				(5,672)	(42,235)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				7,339			(7,339)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(686,484)		(106,616)	(793,100)
Distributions to other noncontrolling interest partners							(1,597)	(1,597)
Net income, excluding $291 attributable to preferred interests in the Operating Partnership and a $409 loss attributable to noncontrolling redeemable interests in properties					556,968		86,831	643,799
June 30, 2025	$40,614	$33	$(256,308)	$11,593,787	$(6,837,606)	$(2,089,012)	$396,058	$2,847,566
Series J preferred stock premium amortization	(83)							(83)
Redemption of limited partner units (840 units)				(143)			(6)	(149)
Amortization of stock incentive				9,328				9,328
Long-term incentive performance units							18,482	18,482
Issuance of unit equivalents and other (22,703 common shares repurchased)				58	(1,555)	(4,072)	(8)	(5,577)
Unrealized gain on hedging activities			1,651				255	1,906
Currency translation adjustments			(26,842)				(4,171)	(31,013)
Changes in available-for-sale securities and other			1,568				244	1,812
Net gain reclassified from accumulated other comprehensive loss into earnings			(1,367)				(212)	(1,579)
Other comprehensive income (loss)			(24,990)				(3,884)	(28,874)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				15,325			(15,325)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(702,773)		(109,227)	(812,000)
Distributions to other noncontrolling interest partners							(975)	(975)
Net income, excluding $291 attributable to preferred interests in the Operating Partnership and $552 attributable to noncontrolling redeemable interests in properties					607,008		94,845	701,853
September 30, 2025	$40,531	$33	$(281,298)	$11,618,355	$(6,934,926)	$(2,093,084)	$379,960	$2,729,571

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

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	September 30,	December 31,
	2025	2024
ASSETS:
Investment properties, at cost	$42,619,293	$40,242,392
Less — accumulated depreciation	20,335,226	19,047,078
	22,284,067	21,195,314
Cash and cash equivalents	1,552,577	1,400,345
Tenant receivables and accrued revenue, net	819,487	796,513
Investment in TRG, at equity	2,895,019	3,069,297
Investment in Klépierre, at equity	1,489,548	1,384,267
Investment in other unconsolidated entities, at equity	2,590,008	2,670,739
Right-of-use assets, net	529,116	519,607
Deferred costs and other assets	1,442,365	1,369,609
Total assets	$33,602,187	$32,405,691
LIABILITIES:
Mortgages and unsecured indebtedness	$25,789,055	$24,264,495
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,648,577	1,712,465
Cash distributions and losses in unconsolidated entities, at equity	1,747,430	1,680,431
Distribution payable	2,386	2,410
Lease liabilities	529,708	520,283
Other liabilities	910,495	626,155
Total liabilities	30,627,651	28,806,239
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests	244,965	184,729
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	40,531	40,778
General Partner, 326,470,060 and 326,278,138 units outstanding, respectively	2,309,080	2,901,147
Limited Partners, 50,713,100 and 50,759,627 units outstanding, respectively	358,686	451,339
Total partners’ equity	2,708,297	3,393,264
Nonredeemable noncontrolling interests in properties, net	21,274	21,459
Total equity	2,729,571	3,414,723
Total liabilities and equity	$33,602,187	$32,405,691

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
REVENUE:
Lease income	$1,452,930	$1,339,824	$4,199,812	$3,958,236
Management fees and other revenues	36,925	33,461	108,648	96,103
Other income	111,717	107,425	264,583	327,227
Total revenue	1,601,572	1,480,710	4,573,043	4,381,566
EXPENSES:
Property operating	149,811	141,114	426,447	398,520
Depreciation and amortization	338,639	320,365	1,005,748	937,749
Real estate taxes	115,400	93,999	328,168	299,848
Repairs and maintenance	25,595	23,019	81,975	73,272
Advertising and promotion	38,645	34,138	109,211	101,046
Home and regional office costs	64,282	53,351	186,912	164,556
General and administrative	16,091	9,171	43,018	29,141
Other	40,195	37,784	106,837	120,384
Total operating expenses	788,658	712,941	2,288,316	2,124,516
OPERATING INCOME BEFORE OTHER ITEMS	812,914	767,769	2,284,727	2,257,050
Interest expense	(242,790)	(226,424)	(702,509)	(678,382)
(Loss) gain due to disposal, exchange, or revaluation of equity interests, net (Note 6)	(8,871)	—	71,636	414,769
Income and other tax expense	(15,114)	(2,605)	(42,584)	(55,170)
Income from unconsolidated entities	143,916	58,504	297,150	66,375
Unrealized gains (losses) in fair value of publicly traded equity instruments and derivative instrument, net	2,243	(49,345)	(84,977)	(54,132)
Gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	10,398	(1,228)	794	6,752
CONSOLIDATED NET INCOME	702,696	546,671	1,824,237	1,957,262
Net income (loss) attributable to noncontrolling interests	1,231	(1,047)	(34)	(1,733)
Preferred unit requirements	1,126	1,239	3,377	3,772
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$700,339	$546,479	$1,820,894	$1,955,223
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$606,174	$475,161	$1,576,006	$1,700,328
Limited Partners	94,165	71,318	244,888	254,895
Net income attributable to unitholders	$700,339	$546,479	$1,820,894	$1,955,223
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$1.86	$1.46	$4.83	$5.22

Consolidated Net Income	$702,696	$546,671	$1,824,237	$1,957,262
Unrealized gain (loss) on derivative hedge agreements	1,907	(54,297)	(30,521)	(10,281)
Net gain reclassified from accumulated other comprehensive loss into earnings	(1,579)	(1,289)	(4,488)	(4,168)
Currency translation adjustments	(31,013)	7,946	(69,629)	(25,668)
Changes in available-for-sale securities and other	1,812	2,096	2,699	1,385
Comprehensive income	673,823	501,127	1,722,298	1,918,530
Comprehensive income loss attributable to noncontrolling interests	680	438	1,627	1,005
Comprehensive income attributable to unitholders	$673,143	$500,689	$1,720,671	$1,917,525

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,824,237	$1,957,262
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	1,098,029	999,262
Gain on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(794)	(6,752)
Gain due to disposal, exchange, or revaluation of equity interests, net	(71,636)	(414,769)
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net	84,977	54,132
Straight-line lease (income) loss	(17,786)	5,954
Equity in income of unconsolidated entities	(297,150)	(66,375)
Distributions of income from unconsolidated entities	324,646	273,006
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	19,642	55,212
Deferred costs and other assets	(47,789)	(98,763)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	16,434	(29,063)
Net cash provided by operating activities	2,932,810	2,729,106
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(961,080)	—
Funding of loans to related parties	—	(111,000)
Repayments of loans to related parties	13,189	61,094
Capital expenditures, net	(679,448)	(537,714)
Cash impact from the consolidation of properties	64,880	10,454
Investments in unconsolidated entities	(46,194)	(34,957)
Purchase of short-term investments	—	(600,000)
Proceeds from redemption of short-term investments	—	1,300,000
Purchase of equity instruments	(47,025)	(111,799)
Proceeds from sale of equity instruments	87,027	1,157,363
Distributions of capital from unconsolidated entities and other	329,954	266,060
Net cash (used in) provided by investing activities	(1,238,697)	1,399,501
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(246)	(246)
Purchase of units related to stock grant recipients' tax withholdings	(13,912)	(10,558)
Redemption of limited partner units	(6,533)	(40,864)
Preferred unit redemptions	—	(7,500)
Distributions to noncontrolling interest holders in properties	(5,701)	(12,718)
Contributions from noncontrolling interest holders in properties	3,253	4,511
Partnership distributions	(2,399,010)	(2,253,741)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	3,072,892	1,095,546
Mortgage and unsecured indebtedness principal payments	(2,192,624)	(1,901,926)
Net cash used in financing activities	(1,541,881)	(3,127,496)
INCREASE IN CASH AND CASH EQUIVALENTS	152,232	1,001,111
CASH AND CASH EQUIVALENTS, beginning of period	1,400,345	1,168,991
CASH AND CASH EQUIVALENTS, end of period	$1,552,577	$2,170,102

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
December 31, 2024	$40,778	$2,901,147	$451,339	$21,459	$3,414,723
Series J preferred stock premium and amortization	(82)				(82)
Limited partner units exchanged to common units (116,558 units)		922	(922)		—
Stock incentive program (39,949 common units)		—			—
Amortization of stock incentive		7,300			7,300
Redemption of limited partner units (36,291 units)		(6,048)	(287)		(6,335)
Long-term incentive performance units			12,042		12,042
Issuance of unit equivalents and other (107,462 units and 9,606 common units)		(57,123)	1	470	(56,652)
Unrealized loss on hedging activities		(11,964)	(1,869)		(13,833)
Currency translation adjustments		(14,447)	(2,193)		(16,640)
Changes in available-for-sale securities and other		951	147		1,098
Net gain reclassified from accumulated other comprehensive loss into earnings		(1,259)	(196)		(1,455)
Other comprehensive income (loss)		(26,719)	(4,111)		(30,830)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		16,969	(16,969)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(834)	(685,268)	(106,934)	(693)	(793,729)
Net income, excluding preferred distributions on temporary equity preferred units of $292 and a $1,804 loss attributable to noncontrolling redeemable interests in properties	834	413,699	64,327	512	479,372
March 31, 2025	$40,696	$2,564,879	$398,486	$21,748	$3,025,809
Series J preferred stock premium and amortization	(82)				(82)
Stock incentive program (117,411 common units, net)		—			—
Amortization of stock incentive		11,302			11,302
Redemption of limited partner units (300 units)		(47)	(2)		(49)
Long-term incentive performance units			9,381		9,381
Issuance of unit equivalents and other (49,687 common units)		(6,500)	(151)	989	(5,662)
Unrealized gain on hedging activities		(16,091)	(2,502)		(18,593)
Currency translation adjustments		(19,029)	(2,947)		(21,976)
Changes in available-for-sale securities and other		(183)	(28)		(211)
Net gain reclassified from accumulated other comprehensive loss into earnings		(1,260)	(195)		(1,455)
Other comprehensive income (loss)		(36,563)	(5,672)		(42,235)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		7,339	(7,339)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(835)	(685,649)	(106,616)	(1,597)	(794,697)
Net income, excluding preferred distributions on temporary equity preferred units of $291 and a $409 loss attributable to noncontrolling redeemable interests in properties	835	556,133	86,396	435	643,799
June 30, 2025	$40,614	$2,410,894	$374,483	$21,575	$2,847,566
Series J preferred stock premium and amortization	(83)				(83)
Amortization of stock incentive		9,328			9,328
Redemption of limited partner units (840 units)		(143)	(6)		(149)
Long-term incentive performance units			18,482		18,482
Issuance of unit equivalents and other (22,703 common units)		(5,569)	(2)	(6)	(5,577)
Unrealized gain on hedging activities		1,651	255		1,906
Currency translation adjustments		(26,842)	(4,171)		(31,013)
Changes in available-for-sale securities and other		1,568	244		1,812
Net gain reclassified from accumulated other comprehensive loss into earnings		(1,367)	(212)		(1,579)
Other comprehensive income (loss)		(24,990)	(3,884)		(28,874)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		15,325	(15,325)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(834)	(701,939)	(109,227)	(975)	(812,975)
Net income, excluding preferred distributions on temporary equity preferred units of $291 and $552 attributable to noncontrolling redeemable interests in properties	834	606,174	94,165	680	701,853
September 30, 2025	$40,531	$2,309,080	$358,686	$21,274	$2,729,571

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of September 30, 2025, we owned or held an interest in 194 income-producing properties in the United States, which consisted of 92 malls, 70 Premium Outlets, 14 Mills, six lifestyle centers, and 12 other retail properties in 37 states and Puerto Rico. We also own an 88% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 22 regional, super-regional, and outlet malls in the U.S. and Asia. Internationally, as of September 30, 2025, we had ownership in 38 Premium Outlets, Designer Outlets, and Luxury Outlet properties primarily located in Asia, Europe, and Canada. As of September 30, 2025, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 14 countries in Europe. We also have interests in investments in retail operations (such as Catalyst Brands LLC, or Catalyst); an e-commerce venture (Rue Gilt Groupe, or RGG, which operates shop.simon.com), and Jamestown (a global real estate investment and management company), collectively, our other platform investments.

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

As of September 30, 2025, we consolidated 134 wholly-owned properties and 20 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We apply the equity method of accounting to the other 78 properties (the joint venture properties) and our investments in Klépierre, TRG, and our other platform investments. We manage the day-to-day operations of 47 of the 78 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Indonesia, Mexico, Malaysia, Thailand, Canada, Spain, and the United Kingdom comprise 25 of the remaining 31 properties. These international properties and TRG are managed by joint ventures in which we share control.

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s weighted average ownership interest in the Operating Partnership was 86.6% and 87.0% for the nine months ended September 30, 2025 and 2024, respectively.  As of September 30, 2025 and December 31, 2024, Simon’s ownership interest in the Operating Partnership was 86.6% and 86.5%, respectively. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of equity instruments, our deferred compensation plan investments, the debt securities of our captive insurance subsidiary, and certain investments held to fund the debt service requirements of debt

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

previously secured by investment properties. At September 30, 2025 and December 31, 2024, we had equity instruments with readily determinable fair values of $31.7 million and $89.9 million, respectively. Changes in the fair value of these equity instruments are recorded in unrealized gains (losses) in fair value of publicly traded equity instruments and derivative instrument, net in our consolidated statements of operations and comprehensive income. At September 30, 2025 and December 31, 2024, we had equity instruments without readily determinable fair values of $444.5 million and $408.9 million, respectively, for which we have elected the measurement alternative.  We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the three or nine months ended September 30, 2025 and 2024.

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

At September 30, 2025 and December 31, 2024, we held debt securities of $158.6 million and $133.4 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive loss until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

Description	September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Deferred costs and other assets	$32,604	$31,716	$888	$-

Liabilities:
Other Liabilities	$189,877	$-	$1,763	$188,114

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

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows:

	As of	As of
	September 30,	December 31,
	2025	2024
Limited partners’ interests in the Operating Partnership	$358,686	$451,339
Nonredeemable noncontrolling interests in properties, net	21,274	21,459
Total noncontrolling interests reflected in equity	$379,960	$472,798

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

Accumulated Other Comprehensive Income (Loss)

Simon

The total accumulated other comprehensive income (loss) related to Simon’s currency translation adjustment was ($310.5) million and ($250.2) million as of September 30, 2025 and December 31, 2024, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
					Affected line item where
	2025	2024	2025	2024	net income is presented

Accumulated derivative gains, net	$1,579	$1,289	$4,489	$4,168	Interest expense
	(212)	(171)	(603)	(546)	Net income attributable to noncontrolling interests
	$1,367	$1,118	$3,886	$3,622

The Operating Partnership

The total accumulated other comprehensive income (loss) related to the Operating Partnership’s currency translation adjustment was ($358.8) million and ($289.1) million as of September 30, 2025 and December 31, 2024, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
					Affected line item where
	2025	2024	2025	2024	net income is presented

Accumulated derivative gains, net	$1,579	$1,289	$4,489	$4,168	Interest expense

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

As of September 30, 2025, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	2	$305.0 million
Interest Rate Caps	1	$85.0 million
Interest Rate Swaps	3	€541.7 million
Interest Rate Caps	3	€178.8 million

As of December 31, 2024, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	3	$430.0 million
Interest Rate Swaps	2	€193.0 million
Interest Rate Caps	2	€80.0 million

The carrying value of our interest rate swap and cap agreements, at fair value, are included in deferred costs and other assets and other liabilities. As of September 30, 2025, we had interest rate swap and cap agreements with combined asset balances of $0.7 million and combined liability balances of $1.8 million. As of December 31, 2024, we had interest rate swap and cap agreements with combined asset balances of $8.3 million and combined liability balances of $2.2 million.

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

The unamortized gain on our treasury locks and terminated hedges recorded in accumulated other comprehensive income (loss) was $37.0 million and $40.8 million as of September 30, 2025 and December 31, 2024, respectively. Within the next 12 months, we expect to reclassify to earnings approximately $6.8 million of gains related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss).

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

We had the following Euro:USD forward contracts designated as net investment hedges at September 30, 2025 and December 31, 2024 (in millions):

		Asset (Liability) Value as of
		September 30,	December 31,
Notional Value	Maturity Date	2025	2024
€50.0	March 17, 2025	—	3.2
€27.0	March 17, 2025	—	1.9
€54.0	March 17, 2025	—	3.9
€50.0	April 17, 2025	—	3.8
€50.5	October 15, 2025	0.1	—

Asset balances in the above table are included in deferred costs and other assets. Liability balances in the above table are included in other liabilities.

We have designated certain derivative and nonderivative instruments as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss). For the nine months ended September 30, 2025 and 2024, we recorded gains of $239.4 million and $21.9 million, respectively, in the cumulative translation adjustment section of the other comprehensive income (loss). Changes in the value of these instruments are offset by changes in the underlying hedged Euro-denominated joint venture investments.

The total accumulated other comprehensive income (loss) related to Simon’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $27.6 million and $57.9 million as of September 30, 2025 and December 31, 2024, respectively. The total accumulated other comprehensive income (loss) related to the Operating Partnership’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $31.9 million and $66.9 million as of September 30, 2025 and December 31, 2024, respectively.

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

The key inputs into the option model for the exchange option within the exchangeable bonds as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Klépierre stock price	€32.90	€27.80
Implied volatility	13.78%	19.20%
EUR risk-free rate	2.00%	2.10%
Klépierre expected dividend yield	5.18%	6.10%
Expected term	1.12 years	1.87 years
Credit Spread	0.52%	0.50%

The option is measured at fair value on a recurring basis.  As of September 30, 2025 and December 31, 2024 the values of the option were $188.1 million and $60.0 million, respectively.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes,” which provides improvements to annual income tax disclosures by enhancing the transparency and decision usefulness of the material provided. The standard is effective for us for fiscal years beginning after December 15, 2024 on a prospective basis. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements and footnotes.

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

4. Real Estate Acquisitions and Dispositions

Unless otherwise noted, gains and losses on property transactions are included in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the nine months ended September 30, 2025 and 2024.

2025 Acquisitions

On June 27, 2025, we acquired the remaining 75% interest in the retail component and 100% of the parking component of Brickell City Centre, resulting in the consolidation of the retail component which had previously been accounted for under the equity method. The cash consideration for this transaction, including working capital, was $497.7 million. Cash acquired was $24.0 million. Upon consolidation, we recorded $544.6 million of investment property and lease intangible assets. The property is unencumbered.  We accounted for this transaction as an asset acquisition and the non-cash components of these investing activities are excluded from our consolidated statement of cash flows.

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

Simon

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income attributable to Common Stockholders — Basic and Diluted	$606,174	$475,161	$1,576,006	$1,700,328
Weighted Average Shares Outstanding — Basic and Diluted	326,485,607	326,157,686	326,429,395	326,036,363

For the nine months ended September 30, 2025, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the nine months ended September 30, 2025 and 2024. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income attributable to Unitholders — Basic and Diluted	$700,339	$546,479	$1,820,894	$1,955,223
Weighted Average Units Outstanding — Basic and Diluted	377,199,372	375,097,198	377,151,751	374,912,064

For the nine months ended September 30, 2025, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the nine months ended September 30, 2025 and 2024. We accrue distributions when they are declared.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

6. Investment in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in note 2, we held joint venture interests in 78 properties as of September 30, 2025.

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

We may provide financing to joint venture properties primarily in the form of interest bearing loans. As of September 30, 2025 and December 31, 2024, we had construction loans and other advances to these related parties totaling $51.3 million and $59.6 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

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

The table below represents summary financial information of TRG.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total revenues	$177,977	$181,214	$533,161	$522,743
Operating income before other items	73,312	74,835	221,596	208,902
Consolidated net income	48,554	45,448	146,748	195,266
Our share of net income	42,599	37,829	128,911	163,408
Amortization of excess investment	(48,227)	(49,299)	(148,341)	(212,081)

Other Platform Investments

During the fourth quarter of 2024, J.C. Penney completed an all-equity transaction where it acquired the retail operations of SPARC Group, resulting in the recognition of a non-cash pre-tax gain, our share of which was $100.5 million. The combined business was renamed Catalyst post transaction. In connection with this transaction, we recorded deferred taxes of $25.1 million. As of September 30, 2025, we own a 31.3% noncontrolling interest in Catalyst. Additionally, we continue to hold a 33.3% noncontrolling interest in SPARC Holdings, the former owner of SPARC Group, which now primarily holds a 25% interest in Catalyst. During 2025, Catalyst recognized a net pre-tax gain on merger-related activities, our share of which was $71.6 million,  primarily because of the deconsolidation of Forever 21 which is included in Gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income.

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

As of September 30, 2025, we own a 45% noncontrolling interest in Rue Gilt Groupe and a 50% noncontrolling legal ownership interest in Jamestown.

The table below represents combined summary financial information, after intercompany eliminations, of our other platform investments.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total revenues	$2,888,381	$2,657,141	$8,493,456	$8,075,212
Operating income before other items	93,624	(74,524)	253,361	(343,127)
Consolidated net income (loss)	44,879	(109,444)	110,932	(507,154)
Share of net income (loss), net of tax	19,309	(20,315)	53,733	(118,137)
Amortization of excess investment	(692)	(692)	(2,076)	(2,076)

European Investments

At September 30, 2025, we owned 63,920,466 shares, or approximately 22.4%, of Klépierre, which had a quoted market price of $38.92 per share.  During the third quarter of 2025, we exchanged 3,682 shares of Klépierre to settle the conversion of €0.1m of the Operating Partnership’s exchangeable bonds.  In connection with this transaction, we recorded a de minimis gain, which is included in gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the consolidated statement of operations and comprehensive income.  Subsequently, in the fourth quarter of 2025 we have exchanged 7,388 shares of Klépierre to settle the conversion of €0.2m of the exchangeable bonds. The table below represents summary financial information with respect to our investment in Klépierre. This information is based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total revenues	$393,175	$349,975	$1,135,742	$1,040,620
Operating income before other items	204,594	162,437	569,968	485,937
Consolidated net income	140,915	124,455	369,135	319,002
Our share of net income	30,877	13,900	71,789	56,156
Amortization of excess investment	1,833	(3,309)	(8,125)	(11,857)

During the three months ended September 30, 2025, Klépierre completed the disposal of its interest in certain shopping centers and our share of the net gain was $8.3 million. For the nine months ended September 30, 2025, Klépierre completed the disposal of its interest in certain shopping centers and our share of the net loss was $1.3 million. These transactions are included in gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

During the three months ended September 30, 2024, Klépierre completed the disposal of its interest in certain shopping centers and our share of the net loss was $2.7 million. For the nine months ended September 30, 2024, Klépierre completed the disposal of its interest in certain shopping centers and our share of the net loss was $6.0 million. These transactions are included in gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

We have an interest in a European investee that had interests in 12 Designer Outlet properties as of September 30, 2025 and December 31, 2024, eight of which are consolidated by us as of September 30, 2025. As of September 30, 2025, our legal percentage ownership interests in these properties ranged from 23% to 94%.

In addition, we have a 50.0% noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $248.5 million and $221.5 million as of September 30, 2025 and December 31, 2024, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $206.8 million and $209.1 million as of September 30, 2025 and December 31, 2024, respectively, including all related components of accumulated other comprehensive income (loss).

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

COMBINED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
Assets:
Investment properties, at cost	$18,547,075	$18,875,241
Less - accumulated depreciation	9,058,890	8,944,188
	9,488,185	9,931,053
Cash and cash equivalents	1,195,219	1,270,594
Tenant receivables and accrued revenue, net	512,706	533,676
Right-of-use assets, net	114,870	113,014
Deferred costs and other assets	550,523	531,059
Total assets	$11,861,503	$12,379,396
Liabilities and Partners’ Deficit:
Mortgages	$13,593,433	$13,666,090
Accounts payable, accrued expenses, intangibles, and deferred revenue	1,004,424	1,037,015
Lease liabilities	106,488	104,120
Other liabilities	335,959	363,488
Total liabilities	15,040,304	15,170,713
Preferred units	67,450	67,450
Partners’ deficit	(3,246,251)	(2,858,767)
Total liabilities and partners’ deficit	$11,861,503	$12,379,396
Our Share of:
Partners’ deficit	$(1,259,415)	$(1,180,960)
Add: Excess Investment	994,349	1,077,204
Our net Investment in unconsolidated entities, at equity	$(265,066)	$(103,756)

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

COMBINED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
REVENUE:
Lease income	$758,148	$763,185	$2,265,844	$2,257,101
Other income	110,101	92,151	317,108	277,915
Total revenue	868,249	855,336	2,582,952	2,535,016
OPERATING EXPENSES:
Property operating	166,804	171,027	499,411	494,210
Depreciation and amortization	152,713	155,472	471,399	473,394
Real estate taxes	50,187	56,683	167,586	180,967
Repairs and maintenance	23,564	17,382	62,531	55,016
Advertising and promotion	20,963	20,098	65,586	63,292
Other	62,078	53,225	180,233	161,735
Total operating expenses	476,309	473,887	1,446,746	1,428,614
Operating Income Before Other Items	391,940	381,449	1,136,206	1,106,402
Interest expense	(175,580)	(176,583)	(520,944)	(532,692)
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	1,217	—	1,217	—
Net Income	$217,577	$204,866	$616,479	$573,710
Third-Party Investors’ Share of Net Income	$110,051	$104,298	$314,298	$291,517
Our Share of Net Income	107,526	100,568	302,181	282,193
Amortization of Excess Investment	(13,822)	(14,404)	(42,158)	(43,564)
Our Share of Gain on Sale or Disposal of, or Recovery on, Assets and Interests in Unconsolidated Entities, net	(722)	—	(722)	—
Income from Unconsolidated Entities	$92,982	$86,164	$259,301	$238,629

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

7. Debt

Unsecured Debt

At September 30, 2025, our unsecured debt consisted of $19.2 billion of senior unsecured notes of the Operating Partnership, a €350.0 million ($410.8 million U.S. dollar equivalent) unsecured term loan, $460.0 million outstanding under the Operating Partnership’s $5.0 billion unsecured revolving credit facility, or Credit Facility, and €500.0 million ($586.8 million U.S.

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

Borrowings under the Credit Facility bear interest, at our election, at either (i) (x) for Term Benchmark Loans, the Adjusted Term SOFR Rate, the applicable Local Rate, the Adjusted EURIBOR Rate, or the Adjusted TIBOR Rate, (y) for RFR Loans, if denominated in Sterling, SONIA plus a benchmark adjustment and if denominated in Dollars, Daily Simple SOFR plus a benchmark adjustment, or (z) for Daily SOFR Loans, the Adjusted Floating Overnight Daily SOFR Rate, in each case of clauses (x) through (z) above, plus a margin determined by our corporate credit rating of between 0.650% and 1.400% or (ii) for loans denominated in U.S. Dollars only, the base rate (which rate is equal to the greatest of the prime rate, the federal funds effective rate plus 0.500% or Adjusted Term SOFR Rate for one month plus 1.000%) (the “Base Rate”), plus a margin determined by our corporate credit rating of between 0.000% and 0.400%. The Credit Facility includes a facility fee determined by our corporate credit rating of between 0.100% and 0.300% on the aggregate revolving commitments under the Credit Facility.  Based upon our current credit ratings, the interest rate on the Credit Facility is SOFR plus 70.0 basis points, plus a spread adjustment to account for the transition from LIBOR to SOFR.

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

Borrowings under the Supplemental Facility bear interest, at the Company’s election, at either (i) (x) for Term Benchmark Loans, the Adjusted Term SOFR Rate, the applicable Local Rate, the Adjusted EURIBOR Rate, the Adjusted Term CORRA Rate, or the Adjusted TIBOR Rate, (y) for RFR Loans, if denominated in Sterling, SONIA plus a benchmark adjustment, if denominated in Dollars, Daily Simple SOFR plus a benchmark adjustment, and if denominated in Canadian Dollars, Daily Simple CORRA plus a benchmark adjustment or (z) for Daily SOFR Loans, the Adjusted Floating Overnight Daily SOFR Rate, in each case of clauses (x) through (z) above, plus a margin determined by the Company’s corporate credit rating of between 0.650% and 1.400% or (ii) for loans denominated in U.S. Dollars only, the base rate (which rate is equal to the greatest of the prime rate, the NYFRB Rate plus 0.500% or Adjusted Term SOFR Rate for one month plus 1.000%) (the “Base Rate”), plus a margin determined by the Company’s corporate credit rating of between 0.000% and 0.400%. The Supplemental Facility includes a facility fee determined by the Company’s corporate credit rating of between 0.100% and 0.300% on the aggregate revolving commitments under the Supplemental Facility. Based upon our current credit ratings, the interest rate on the Supplemental Facility is SOFR plus 70.0 basis points, plus a spread adjustment to account for the transition from LIBOR to SOFR.

At September 30, 2025, we had an aggregate available borrowing capacity of $7.4 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities, during the nine months ended September 30, 2025 was $1.0 billion and the weighted average outstanding balance was $756.3 million. Letters of credit of $8.6 million were outstanding under the Credit Facilities as of September 30, 2025.

The Operating Partnership also has available a global unsecured commercial paper note program, or Commercial Paper program, of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On September 30, 2025, we had no outstanding balance under the Commercial Paper program. Borrowings reduce amounts otherwise available under the Credit Facilities.

On August 19, 2025, the Operating Partnership completed the issuance of $700 million of senior unsecured notes with a fixed interest rate of 4.375% and a maturity date of October 1, 2030, and $800 million of senior unsecured notes with a fixed interest rate of 5.125% and a maturity date of October 1, 2035. A portion of the proceeds were used to redeem, at par, its $1.1 billion 3.50% senior unsecured notes at maturity on September 1, 2025. Another portion of the proceeds were used to repay the €500 million outstanding under the Supplemental Facility on October 8, 2025.

On May 12, 2025, the Operating Partnership drew €500 million under the Supplemental Facility. The proceeds were used to fund the redemption at par of the Operating Partnerships €500 million notes maturing on May 13, 2025.

On April 25, 2025, the Operating Partnership drew $155 million under the Credit Facility.

On January 29, 2025, the Operating Partnership drew €376 million under the Credit Facility and used the proceeds to facilitate the acquisition of two Italian assets.  On March 13, 2025, we repaid €18 million that had been outstanding under the Credit Facility at December 31, 2024.  On March 20, 2025, the Operating Partnership entered into a €350.0 million unsecured term loan with a maturity date of March 20, 2027, and swapped the interest rate to an all-in fixed rate of 2.6% which matures on March 20, 2026.  The proceeds of the term loan, along with cash on hand, were used to repay the then remaining €376 million outstanding under the Credit Facility.

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

Mortgage Debt

Total mortgage indebtedness was $5.3 billion and $5.0 billion at September 30, 2025 and December 31, 2024, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Credit Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Credit Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of September 30, 2025, we were in compliance with all covenants of our unsecured debt.

At September 30, 2025, our consolidated subsidiaries were the borrowers under 36 non-recourse mortgage notes secured by mortgages on 39 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At September 30, 2025, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Fair Value of Debt

The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed rate mortgages and unsecured indebtedness including commercial paper was $24.7 billion and $24.0 billion as of September 30, 2025 and December 31, 2024, respectively. The fair values of these financial instruments and the related discount rate assumptions as of September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30,	December 31,
	2025	2024
Fair value of consolidated fixed rate mortgages and unsecured indebtedness (in millions)	$23,904	$22,510
Weighted average discount rates assumed in calculation of fair value for fixed rate mortgages	5.79%	6.27%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	5.89%	6.50%

8. Equity

During the nine months ended September 30, 2025, Simon issued 116,558 shares of common stock to two limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership.  During the nine months ended September 30, 2025, the Operating Partnership redeemed 37,431 units from four limited partners for $6.5 million. These transactions increased Simon’s ownership interest in the Operating Partnership.

On February 8, 2024, Simon's Board of Directors authorized a new common stock repurchase plan which immediately replaced the existing repurchase plan.  Under the plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period commencing on February 8, 2024 and ending on February 8, 2026 in the open market or in privately negotiated transactions as market conditions warrant.  As of September 30, 2025, no shares had been repurchased under the plan.  As Simon repurchases shares under the plan, the Operating Partnership repurchases an equal number of units from Simon.

We paid a common stock dividend of $2.15 per share for the third quarter of 2025, and $6.35 per share for the nine months ended September 30, 2025.  We paid common stock dividends of $6.00 per share for the nine months ended September 30, 2024.  The Operating Partnership paid distributions per unit for the same amounts.  On November 3, 2025, Simon’s Board of Directors declared a quarterly cash dividend for the fourth quarter of 2025 of $2.20 per share, payable on December 31, 2025 to shareholders of record on December 10, 2025.  The distribution rate on units is equal to the dividend rate on common stock.

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

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units in the Operating Partnership contain provisions which could require

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

the Operating Partnership to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit in the consolidated statements of equity in issuance of unit equivalents and other.  There were no noncontrolling interests redeemable at amounts in excess of fair value as of September 30, 2025 and December 31, 2024.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as follows:

	As of	As of
	September 30,	December 31,
	2025	2024
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 155,373 issued and outstanding	$15,537	$15,537
Other noncontrolling redeemable interests	229,428	169,192
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$244,965	$184,729

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

	As of	As of
	September 30,	December 31,
	2025	2024
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 155,373 issued and outstanding	$15,537	$15,537
Other noncontrolling redeemable interests	229,428	169,192
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$244,965	$184,729

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

2025 LTI Program.  In the first quarter of 2025, the Compensation and Human Capital Committee established and granted awards under a 2025 Long-Term Incentive Program, or 2025 LTI Program.  Awards under the 2025 LTI Program, took the form of LTIP units and restricted stock units.  Awards of LTIP units under this program will be considered earned if the respective performance conditions (based on FFO and Objective Criteria Goals), subject to adjustment based upon a TSR modifier, with respect to the FFO performance condition, as defined in the applicable award agreements, are achieved during the applicable three-year measurement period.  Any units determined to be earned LTIP units under the 2025 LTI Program will vest on January 1, 2029.  The 2025 LTI Program provides that the amount earned related to the performance-based portion of the awards is dependent on the Compensation and Human Capital Committee’s determination of Simon’s FFO performance and the achievement of certain Objective Criteria Goals and has a maximum potential fair value at grant date of $48.0 million.  As part of the 2025 LTI Program, on March 3, 2025, the Compensation and Human Capital Committee also established a grant of 39,949 time-based restricted stock units under the 2019 Plan at a grant date fair market value of $187.78 per share.  These time-based awards will vest on March 3, 2028.  The $7.5 million grant date fair value of these awards is being recognized as expense over the three-year vesting period.

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

We recorded compensation expense, net of capitalization, related to the aforementioned LTIP and LTI programs of approximately $39.0 million and $17.0 million for the nine months ended September 30, 2025 and 2024, respectively.

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

We recorded compensation expense, net of capitalization, related to restricted stock of approximately $19.5 million and $14.2 million for the nine months ended September 30, 2025 and 2024, respectively.

9. Lease Income

Fixed lease income under our operating leases includes fixed minimum lease consideration and fixed CAM reimbursements recorded on a straight-line basis. Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, utilities, marketing, and certain other items as discussed below.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Fixed lease income	$1,173,555	$1,093,064	$3,430,472	$3,234,501
Variable lease income	279,375	246,760	769,340	723,735
Total lease income	$1,452,930	$1,339,824	$4,199,812	$3,958,236

Tenant receivables and accrued revenue in the accompanying consolidated balance sheets includes straight-line receivables of $558.5 million and $539.6 million on September 30, 2025, and December 31, 2024, respectively.

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

Lease Commitments

As of September 30, 2025, we are subject to ground leases that cover all or a portion of 24 of our consolidated properties with termination dates extending through 2090, including periods for which exercising an extension option is reasonably assured.  These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total reported sales of the property.  In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2026 to 2034.  These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate taxes, and utility expenses.  Some of our ground and office leases include escalation clauses.  All of our lease arrangements are classified as operating leases.  We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating Lease Cost
Fixed lease cost	$10,039	$8,884	$27,793	$26,633
Variable lease cost	3,680	3,343	11,545	12,085
Total operating lease cost	$13,719	$12,227	$39,338	$38,718

	For the Nine Months Ended
	September 30,
	2025	2024
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$39,300	$38,672

Weighted-average remaining lease term - operating leases	30.8 years	32.2 years
Weighted-average discount rate - operating leases	5.32%	5.32%

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

Minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2025	$38,008
2026	38,038
2027	38,067
2028	38,093
2029	38,124
Thereafter	949,005
$1,139,335
Impact of discounting	(609,627)
Operating lease liabilities	$529,708

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. In addition to the guarantee disclosed in Note 6, as of September 30, 2025 and December 31, 2024, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $122.9 million and $109.8 million, respectively.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

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

As of September 30, 2025 and 2024, approximately 9.2% and 7.3%, respectively, of our consolidated long-lived assets were located outside the United States and as of September 30, 2025 and 2024, approximately 5.4% and 4.4%, respectively, of our consolidated total revenues were derived from assets located outside the United States.  Substantially all of our capital expenditures reported in the consolidated statements of cash flows relate to our segment operations.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The following table reconciles our reportable segment to net income:

	For the Three Months Ended September 30, 2025
		All other &
	Real estate	eliminations,
For the period ended September 30, 2025:	segment	net	Consolidated
Income:
Lease Income	$1,456,774	$(3,844)	$1,452,930
Management fees and other revenues	—	36,925	36,925
Other Income	41,596	70,121	111,717
Total	1,498,370	103,202	1,601,572
Expenses:
Property Operating	196,725	(46,914)	149,811
Real estate taxes	114,598	802	115,400
Repairs and maintenance	25,073	522	25,595
Advertising and promotion	39,396	(751)	38,645
Other	17,713	22,482	40,195
Total	393,505	(23,859)	369,646
NOI of consolidated entities	$1,104,865	$127,061	$1,231,926
Other Income:
Income from unconsolidated entities			143,916
Unrealized gains in fair value of publicly traded equity instruments and derivative instrument, net			2,243
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net			10,398
Other Expenses:
Depreciation and amortization			338,639
Home and regional office costs			64,282
General and administrative			16,091
Interest expense			242,790
Income and other tax expense			15,114
Loss due to disposal, exchange, or revaluation of equity interests, net			8,871
Consolidated Net Income			$702,696

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

	For the Nine Months Ended September 30, 2025
		All other &
	Real estate	eliminations,
For the period ended September 30, 2025:	segment	net	Consolidated
Income:
Lease Income	$4,214,158	$(14,346)	$4,199,812
Management fees and other revenues	—	108,648	108,648
Other Income	97,346	167,237	264,583
Total	4,311,504	261,539	4,573,043
Expenses:
Property Operating	551,554	(125,107)	426,447
Real estate taxes	332,545	(4,377)	328,168
Repairs and maintenance	80,368	1,607	81,975
Advertising and promotion	112,523	(3,312)	109,211
Other	48,899	57,929	106,828
Total	1,125,889	(73,260)	1,052,629
NOI of consolidated entities	$3,185,615	$334,799	$3,520,414
Other Income:
Gain due to disposal, exchange, or revaluation of equity interests, net			71,636
Income from unconsolidated entities			297,150
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net			794
Other Expenses:
Depreciation and amortization			1,005,748
Home and regional office costs			186,912
General and administrative			43,018
Interest expense			702,509
Income and other tax expense			42,584
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net			84,977
Other expense			9
Consolidated Net Income			$1,824,237

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

	For the Three Months Ended September 30, 2024
		All other &
	Real estate	eliminations,
For the period ended September 30, 2024:	segment	net	Consolidated
Income:
Lease Income	$1,341,424	$(1,600)	$1,339,824
Management fees and other revenues	—	33,461	33,461
Other Income	31,589	75,836	107,425
Total	1,373,013	107,697	1,480,710
Expenses:
Property Operating	171,752	$(30,638)	$141,114
Real estate taxes	92,857	1,142	93,999
Repairs and maintenance	22,535	484	23,019
Advertising and promotion	34,757	(619)	34,138
Other	15,108	22,676	37,784
Total	337,009	(6,955)	330,054
NOI of consolidated entities	$1,036,004	$114,652	$1,150,656
Other Income:
Income from unconsolidated entities			58,504
Other Expenses:
Depreciation and amortization			320,365
Home and regional office costs			53,351
General and administrative			9,171
Interest expense			226,424
Income and other tax expense			2,605
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net			49,345
Loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net			1,228
Consolidated Net Income			$546,671

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

	For the Nine Months Ended September 30, 2024
		All other &
	Real estate	eliminations,
For the period ended September 30, 2024:	segment	net	Consolidated
Income:
Lease Income	$3,968,958	$(10,722)	$3,958,236
Management fees and other revenues	—	96,103	96,103
Other Income	89,479	237,748	327,227
Total	4,058,437	323,129	4,381,566
Expenses:
Property Operating	490,624	$(92,104)	$398,520
Real estate taxes	298,973	875	299,848
Repairs and maintenance	71,821	1,451	73,272
Advertising and promotion	103,798	(2,752)	101,046
Other	47,186	73,177	120,363
Total	1,012,402	(19,353)	993,049
NOI of consolidated entities	$3,046,035	$342,482	$3,388,517
Other Income:
Gain due to disposal, exchange, or revaluation of equity interests, net			414,769
Income from unconsolidated entities			66,375
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net			6,752
Other Expenses:
Depreciation and amortization			937,749
Home and regional office costs			164,556
General and administrative			29,141
Interest expense			678,382
Income and other tax expense			55,170
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net			54,132
Other expense			21
Consolidated Net Income			$1,957,262

12. Subsequent Event

On October 31, 2025, we closed on the acquisition of the remaining 12% interest in TRG which we did not own in exchange for approximately 5.06 million units in the Operating Partnership.  TRG will be consolidated and the acquisition will be accounted for as a business combination requiring a remeasurement of our previously held equity interest to fair value, resulting in the recognition of a non-cash gain which will be recorded in the fourth quarter of 2025.

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of September 30, 2025, we owned or held an interest in 194 income-producing properties in the United States, which consisted of 92 malls, 70 Premium Outlets, 14 Mills, six lifestyle centers, and 12 other retail properties in 37 states and Puerto Rico. We also own an 88% noncontrolling interest in the Taubman Realty Group, LLC, or TRG, which has an interest in 22 regional, super-regional, and outlet malls in the U.S. and Asia. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at properties in North America. Internationally, as of September 30, 2025, we had ownership in 38 Premium Outlets, Designer Outlets, and Luxury Outlet properties primarily located in Asia, Europe, and Canada. As of September 30, 2025, we also owned a 22.4% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 14 countries in Europe.  We also have interests in investments in retail operations (such as Catalyst Brands LLC, or Catalyst); an e-commerce venture (Rue Gilt Groupe, or RGG, which operates shop.simon.com), and Jamestown (a global real estate investment and management company), collectively, our other platform investments.

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

To support our growth, we employ a three-fold capital strategy:

●	generate the capital necessary to fund growth,
●	maintain sufficient flexibility to access capital in many forms, both public and private, including but not limited to, having in place the Operating Partnership’s $5.0 billion unsecured revolving credit facility, or the Credit Facility, its $3.5 billion supplemental unsecured revolving credit facility, or the Supplemental Facility, and together, the Credit Facilities, and its global unsecured commercial paper note program, or the Commercial Paper program, of $2.0 billion, or the non-U.S. dollar equivalent thereof, and
●	manage our overall financial structure in a fashion that preserves our investment grade credit ratings.

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

Results Overview

Diluted earnings per share and diluted earnings per unit decreased $0.39 during the first nine months of 2025 to $4.83 from $5.22 for the same period last year. The decrease in diluted earnings per share and diluted earnings per unit was primarily attributable to:

●	a pre-tax gain during the first quarter of 2024 on the sale of all our remaining interests in Authentic Brands Group, or ABG, of $414.8 million, or $1.11 per diluted share/unit,
●	increased depreciation and amortization in 2025 of $68.0 million, or $0.18 per diluted share/unit, primarily due to our acquisition and development activity,
●	decreased other income of $62.6 million, or $0.17 per diluted share/unit, primarily due to decreased interest income of $46.7 million, or $0.12 per diluted share/unit, and lower distributions and other activity of $15.9 million, or $0.05 per diluted share/unit,
●	an unrealized, unfavorable change in fair value of publicly traded equity instruments and bifurcated derivative, net, of $30.8 million, or $0.08 per diluted share/unit, which primarily relates to movements in the fair value of the exchange option within our exchangeable bonds,
●	increased real estate tax expenses of $28.3 million, or $0.08 per diluted share/unit, primarily due to the consolidation of three properties and successful property tax appeals in 2024,
●	increased property operating expenses in 2025 of $27.9 million, or $0.07 per diluted share/unit,
●	increased interest expense of $24.1 million, or $0.06 per diluted share/unit, primarily due to new draws on the Credit Facilities and a Euro term loan issuance subsequent to the third quarter of 2024, and
●	increased home and regional office expenses of $22.4 million, or $0.06 per diluted share/unit, primarily due to increased personnel and compensation costs, partially offset by,
●	improved operating performance and solid core business fundamentals in 2025, as discussed below,
●	increased lease income of $241.6 million, or $0.64 per diluted share/unit,
●	increased income from unconsolidated entities of $230.8 million, or $0.61 per diluted share/unit, the majority of which is due to improved year-over-year operations from other platform investments and improved operations and core fundamentals in our other unconsolidated entities, and

●	a net pre-tax gain in 2025 due to disposal, exchange, or revaluation of equity interests of $71.6 million, or $0.19 per diluted share/unit, due to certain merger-related activities within Catalyst, primarily because of the deconsolidation of Forever 21.

Portfolio NOI increased 4.5% for the nine month period in 2025 over the prior year period primarily as a result of improved operations in our domestic and international portfolios compared to the prior year. Average base minimum rent for U.S. Malls and Premium Outlets increased 2.5% to $59.14 psf as of September 30, 2025, from $57.71 psf as of September 30, 2024.  Ending occupancy for our U.S. Malls and Premium Outlets increased 0.2% to 96.4% as of September 30, 2025, from 96.2% as of September 30, 2024.

Our effective overall borrowing rate at September 30, 2025 on our consolidated indebtedness increased 12 basis points to 3.73% as compared to 3.61% at September 30, 2024. This is primarily due to an increase in the effective overall borrowing rate on the fixed rate debt of 15 basis points, due to increasing benchmark rates, partially offset by an increase in the amount of variable rate debt. The weighted average years to maturity of our consolidated indebtedness was 7.6 years and 8.1 years at September 30, 2025 and December 31, 2024, respectively.

Our financing activity for the nine months ended September 30, 2025 included:

●	On August 19, 2025, the Operating Partnership completed the issuance of $700 million of senior unsecured notes with a fixed interest rate of 4.375% and a maturity date of October 1, 2030, and $800 million of senior unsecured notes with a fixed interest rate of 5.125% and a maturity date of October 1, 2035. A portion of the proceeds were used to redeem, at par, its $1.1 billion 3.50% senior unsecured notes at maturity on September 1, 2025. Another portion of the proceeds were used to repay the €500 million outstanding under the Supplemental Facility on October 8, 2025.
●	on May 12, 2025, the Operating Partnership drew €500 million under the Supplemental Facility, and proceeds were used to fund the redemption at par of the Operating Partnerships €500.0 million notes maturing on May 13, 2025,
●	on April 25, 2025, the Operating Partnership drew $155 million under the Credit Facility,
●	on March 20, 2025, the Operating Partnership entered into a €350 million unsecured term loan with a maturity date of March 20, 2027, and swapped the interest rate to an all-in fixed rate of 2.5965% maturing on March 20, 2026. The proceeds of the term loan, along with cash on hand, were used to repay the then remaining €376.0 million outstanding under the Credit Facility,
●	on March 13, 2025, the Operating Partnership repaid €18 million under the Credit Facility that had been outstanding on December 31, 2024,
●	on January 29, 2025, the Operating Partnership drew €376 million under the Credit Facility, and used the proceeds to facilitate the acquisition of two Italian assets.

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

The following table sets forth these key operating statistics for domestic properties:

●	properties that are consolidated in our consolidated financial statements,
●	properties we account for under the equity method of accounting as joint ventures, and
●	the foregoing two categories of properties on a total portfolio basis.

	September 30,	September 30,	%/Basis Points
	2025	2024	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	96.4%	96.2%	20 bps
Unconsolidated	96.1%	96.2%	-10 bps
Total Portfolio	96.4%	96.2%	20 bps
Average Base Minimum Rent per Square Foot
Consolidated	$57.41	$56.18	2.2%
Unconsolidated	$64.39	$62.04	3.8%
Total Portfolio	$59.14	$57.71	2.5%
U.S. TRG:
Ending Occupancy	94.2%	94.2%	0 bps
Average Base Minimum Rent per Square Foot	$72.36	$66.74	8.4%
The Mills:
Ending Occupancy	99.4%	98.6%	80 bps
Average Base Minimum Rent per Square Foot	$38.25	$37.56	1.8%
(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the nine months ended September 30, 2025, we signed 819 new leases and 1,383 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 8.3 million square feet, of which 6.4 million square feet related to consolidated properties. During the comparable period in 2024, we signed 877 new leases and 1,750 renewal leases with a fixed minimum rent, comprising approximately 9.3 million square feet, of which 7.2 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $65.09 per square foot in 2025 and $65.45 per square foot in 2024 with an average tenant allowance on new leases of $60.13 per square foot and $55.73 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	September 30,	September 30,	%/Basis Points
	2025	2024	Change
Ending Occupancy	99.9%	99.8%	+10 bps
Average Base Minimum Rent per Square Foot	¥5,578	¥5,499	1.44%

Results of Operations

The following acquisitions, dispositions and openings of consolidated properties affected our consolidated results in the comparative periods:

●	On June 27, 2025, we acquired the remaining interest in the retail component and 100% of the parking component of Brickell City Centre resulting in the consolidation of the retail component of this property.

●	On April 1, 2025, we acquired the remaining interest in Briarwood Mall from a joint venture partner, resulting in the consolidation of this property.
●	On January 30, 2025, we acquired 100% interest in two luxury outlet destinations in Italy, The Mall Luxury Outlets Firenze, a 264,750 square foot center located in Leccio, nearby Florence, and The Mall Luxury Outlets Sanremo, a 122,300 square foot center located in Sanremo.
●	During the fourth quarter of 2024, we acquired the remaining interest in Smith Haven Mall from a joint venture partner, resulting in the consolidation of this property.
●	During the fourth quarter of 2024, we disposed of our interests in two consolidated retail properties.
●	On August 15, 2024, we opened Tulsa Premium Outlets, a 338,472 square foot center in Tulsa, Oklahoma. We own 100% of this center.
●	On February 6, 2024, we acquired an additional interest in Miami International Mall from a joint venture partner, resulting in the consolidation of this property.

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

Three months ended September 30, 2025 vs. Three months ended September 30, 2024

Lease income increased $113.1 million, due to an increase in fixed lease income of $80.5 million primarily due to an increase in fixed minimum lease consideration and higher occupancy, an increase in variable lease income of $32.6 million and the acquisition and development activity noted above.

Total other income increased $4.3 million, primarily due to $18.7 million in 2025 land sale activity and a $3.2 million increase in distribution and other income sources, partially offset by a $15.3 million decrease in interest income and a $2.3 million decrease in franchise operations income.

Depreciation and amortization increased $18.3 million primarily due to our acquisition and development activity.

Real estate taxes increased $21.4 million as a result of successful property tax appeals in 2024, the majority of which related to prior years, as well as our acquisition activity noted above.

Home and regional office costs increased $10.9 million and General and administrative increased $6.9 million, due to increased personnel and compensation costs.

A loss of $8.9 million was recorded in the third quarter of 2025, included in (Loss) gain due to disposal, exchange, or revaluation of equity interests, net, due to a pre-tax loss related to certain merger-related activities within Catalyst.

Income and other tax expense increased $12.5 million primarily due to improved operations by Catalyst.

Income from unconsolidated entities increased $85.4 million primarily due to improved results of operations from our other platform investments and strong performance of our domestic and international joint venture properties.

We recorded net non-cash unrealized gains of $2.2 million in 2025 and net non-cash unrealized losses of $49.3 million in 2024 as a result of mark-to-market activity on publicly traded equity instruments and the change in fair value of a derivative instrument.

During 2025, we recognized an $8.3 million gain related to the disposition of certain Klépierre assets and a $2.1 million gain on excess insurance proceeds.  During 2024, we recognized a $1.2 million loss on the disposition of certain Klépierre assets.

Simon’s net income attributable to noncontrolling interests increased $25.0 million due to a decrease in the net income of the Operating Partnership.

Nine months ended September 30, 2025 vs. Nine months ended September 30, 2024

Lease income increased $241.6 million, due to an increase in fixed lease income of $196.0 million primarily due to an increase in fixed minimum lease consideration and higher occupancy, an increase in variable lease income of $45.6 million and the acquisition and development activity noted above.

Total other income decreased $62.6 million, primarily due to a $46.7 million decrease in interest income, a $21.1 million decrease in mixed use and franchise operations income, a $15.4 million decrease due to the 2024 land sale activity and a $4.8 million decrease in lease settlement income, partially offset by an increase of $20.0 million related to the 2025 land sale activity and a $5.4 million increase in other income sources.

Depreciation and amortization increased $68.0 million primarily due to our acquisition and development activity.

Real estate taxes increased $28.3 million as a result of successful property tax appeals in 2024, the majority of which related to prior years, as well as our acquisition activity noted above.

Home and regional office costs increased $22.4 million and General and administrative increased $13.9 million, due to increased personnel and compensation costs.

Other expenses decreased $13.5 million primarily due to a decrease in mixed use and franchise operations expenses.

A net pre-tax gain of $71.7 million was recorded in the first nine months of 2025, included in (Loss) gain due to disposal, exchange, or revaluation of equity interests, net, related to certain merger related activities within Catalyst, primarily the deconsolidation of Forever 21, and a pre-tax gain of $414.8 million was recorded in the first nine months of 2024 from selling our remaining interest in ABG.

Income and other tax expense decreased $12.6 million primarily due to the tax impact from the gain on sale of our remaining interest in ABG during 2024 of $103.7 million, partially offset by the 2025 non-cash tax expense related to the net gain from Catalyst noted above and increased tax expense related to improved year-over-year operations from other platform investments.

Income from unconsolidated entities increased $230.8 million primarily due to improved results of operations from our other platform investments and strong performance of our domestic and international joint venture properties.

We recorded net non-cash unrealized losses of $85.0 million in 2025 and $54.1 million in 2024 as a result of mark-to-market activity on publicly traded equity instruments and the change in fair value of a derivative instrument.

During 2025, we recognized a $2.1 million gain related to excess insurance proceeds, partially offset by a $1.3 million loss on the disposition of certain Klépierre assets.  During 2024, we recognized a gain from the disposition of a property held in our TRG portfolio, our share of which was $10.6 million, partially offset by the disposition of certain Klépierre assets for a loss of $6.0 million.

Simon’s net income attributable to noncontrolling interests decreased $8.7 million due to a decrease in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised 4.1% of our total consolidated debt at September 30, 2025. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $3.3 billion in the aggregate during the nine months ended September 30, 2025. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents increased $152.2 million during the first nine months of 2025 to $1.6 billion as of September 30, 2025 as a result of the operating and financing activity, as further discussed in “Cash Flows” below.

On September 30, 2025, we had an aggregate available borrowing capacity of approximately $7.4 billion under the Credit Facilities, net of letters of credit of $8.6 million. For the nine months ended September 30, 2025, the maximum aggregate outstanding balance under the Credit Facilities was $1.0 billion and the weighted average outstanding balance was $756.3 million. The weighted average interest rate was 4.16% for the nine months ended September 30, 2025.

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

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the nine months ended September 30, 2025 totaled $3.3 billion. In addition, we had net proceeds from our debt financing and repayment activities of $880.3 million in the first nine months of 2025. These activities are further discussed below under “Financing and Debt.” During the first nine months of 2025, we also:

●	funded acquisition activity for aggregate cash consideration of $961.1 million,
●	recognized an increase in cash due to the acquisition and consolidation of properties of $64.9 million,
●	paid stockholder dividends and unitholder distributions totaling approximately $2.4 billion and preferred unit distributions totaling $3.4 million,
●	funded consolidated capital expenditures of $679.4 million (including development and other costs of $20.9 million, redevelopment and expansion costs of $310.7 million, and tenant costs and other operational capital expenditures of $347.8 million),
●	funded the redemption of $6.5 million of Operating Partnership units,
●	funded investments in unconsolidated entities of $46.2 million, and
●	received proceeds from the sale of equity instruments of $87.0 million.

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

Financing and Debt

Unsecured Debt

At September 30, 2025, our unsecured debt consisted of $19.2 billion of senior unsecured notes of the Operating Partnership, a €350.0 million ($410.8 million U.S. dollar equivalent) unsecured term loan, $460.0 million outstanding under the Credit Facility and €500.0 million ($586.8 million U.S. dollar equivalent) outstanding under the Supplemental Facility.

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

Borrowings under the Credit Facility bear interest, at our election, at either (i) (x) for Term Benchmark Loans, the Adjusted Term SOFR Rate, the applicable Local Rate, the Adjusted EURIBOR Rate, or the Adjusted TIBOR Rate, (y) for RFR Loans, if denominated in Sterling, SONIA plus a benchmark adjustment and if denominated in Dollars, Daily Simple SOFR plus a benchmark adjustment, or (z) for Daily SOFR Loans, the Adjusted Floating Overnight Daily SOFR Rate, in each case of clauses (x) through (z) above, plus a margin determined by our corporate credit rating of between 0.650% and 1.400% or (ii) for loans denominated in U.S. Dollars only, the base rate (which rate is equal to the greatest of the prime rate, the federal funds effective rate plus 0.500% or Adjusted Term SOFR Rate for one month plus 1.000%) (the “Base Rate”), plus a margin determined by our corporate credit rating of between 0.000% and 0.400%. The Credit Facility includes a facility fee determined by our corporate credit rating of between 0.100% and 0.300% on the aggregate revolving commitments under the Credit Facility.  Based upon our current credit ratings, the interest rate on the Credit Facility is SOFR plus 70.0 basis points, plus a spread adjustment to account for the transition from LIBOR to SOFR.

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

Borrowings under the Supplemental Facility bear interest, at the Company’s election, at either (i) (x) for Term Benchmark Loans, the Adjusted Term SOFR Rate, the applicable Local Rate, the Adjusted EURIBOR Rate, the Adjusted Term CORRA Rate, or the Adjusted TIBOR Rate, (y) for RFR Loans, if denominated in Sterling, SONIA plus a benchmark adjustment, if denominated in Dollars, Daily Simple SOFR plus a benchmark adjustment, and if denominated in Canadian Dollars, Daily Simple CORRA plus a benchmark adjustment or (z) for Daily SOFR Loans, the Adjusted Floating Overnight Daily SOFR Rate, in each case of clauses (x) through (z) above, plus a margin determined by the Company’s corporate credit rating of between 0.650% and 1.400% or (ii) for loans denominated in U.S. Dollars only, the base rate (which rate is equal to the greatest of the prime rate, the NYFRB Rate plus 0.500% or Adjusted Term SOFR Rate for one month plus 1.000%) (the “Base Rate”), plus a margin determined by the Company’s corporate credit rating of between 0.000% and 0.400%. The Supplemental Facility includes a facility fee determined by the Company’s corporate credit rating of between 0.100% and 0.300% on the aggregate revolving commitments under the Supplemental Facility. Based upon our current credit ratings, the interest rate on the Supplemental Facility is SOFR plus 70.0 basis points, plus a spread adjustment to account for the transition from LIBOR to SOFR.

At September 30, 2025, we had an aggregate available borrowing capacity of $7.4 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities, during the nine months ended September 30, 2025 was $1.0 billion and the weighted average outstanding balance was $756.3 million. Letters of credit of $8.6 million were outstanding under the Credit Facilities as of September 30, 2025.

The Operating Partnership also has available a global unsecured commercial paper note program, or Commercial Paper program, of $2.0 billion, or the non-U.S. dollar equivalent thereof.  The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On September 30, 2025, we had no outstanding balance under the Commercial Paper program. Borrowings reduce amounts otherwise available under the Credit Facilities.

On August 19, 2025, the Operating Partnership completed the issuance of $700 million of senior unsecured notes with a fixed interest rate of 4.375% and a maturity date of October 1, 2030, and $800 million of senior unsecured notes with a fixed interest rate of 5.125% and a maturity date of October 1, 2035. A portion of the proceeds were used to redeem, at par, its $1.1 billion 3.50% senior unsecured notes at maturity on September 1, 2025. Another portion of the proceeds were used to repay the €500 million outstanding under the Supplemental Facility on October 8, 2025.

On May 12, 2025, the Operating Partnership drew €500 million under the Supplemental Facility. The proceeds were used to fund the redemption at par of the Operating Partnerships €500 million notes maturing on May 13, 2025.

On April 25, 2025, the Operating Partnership drew $155 million under the Credit Facility.

On January 29, 2025, the Operating Partnership drew €376 million under the Credit Facility and used the proceeds to facilitate the acquisition of two Italian assets.  On March 13, 2025, we repaid €18 million that had been outstanding under the Credit Facility at December 31, 2024.  On March 20, 2025, the Operating Partnership entered into a €350 million unsecured term loan with a maturity date of March 20, 2027, and swapped the interest rate to an all-in fixed rate of 2.5965% which matures on March 20, 2026.  The proceeds of the term loan, along with cash on hand, were used to repay the then remaining €376 million outstanding under the Credit Facility.

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

Mortgage Debt

Total mortgage indebtedness was $5.3 billion and $5.0 billion at September 30, 2025 and December 31, 2024, respectively.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Credit Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Credit Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of September 30, 2025, we were in compliance with all covenants of our unsecured debt.

At September 30, 2025, our consolidated subsidiaries were the borrowers under 36 non-recourse mortgage notes secured by mortgages on 39 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At September 30, 2025, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of September 30, 2025 and December 31, 2024, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	September 30, 2025	Interest Rate(1)	December 31, 2024	Interest Rate(1)
Fixed Rate	$24,719,004	3.74%	$24,035,060	3.61%
Variable Rate	1,070,051	3.57%	229,435	5.47%
	$25,789,055	3.73%	$24,264,495	3.62%
(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the combined 2024 Annual Report on Form 10-K of Simon and the Operating Partnership.

In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of September 30, 2025, for the remainder of 2025 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2025	2026-2027	2028-2029	After 2029	Total
Long Term Debt (1)	$658,350	$8,407,799	$3,178,773	$13,683,062	$25,927,984
Interest Payments (2)	240,357	1,519,499	1,185,208	5,376,489	8,321,553
(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	Variable rate interest payments are estimated based on the SOFR or other applicable rate at September 30, 2025.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 6 of the condensed notes to our consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. In addition to the guarantee disclosed in Note 6, as of September 30, 2025, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $122.9 million.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

Subsequent Event

On October 31, 2025, we closed on the acquisition of the remaining 12% interest in TRG that we did not own in exchange for approximately 5.06 million units in the Operating Partnership.  TRG will be consolidated and the acquisition will be accounted for as a business combination requiring a remeasurement of our previously held equity interest to fair value, resulting in the recognition of a non-cash gain which will be recorded in the fourth quarter of 2025.

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

Construction continues on certain redevelopment and new development projects in the U.S. and internationally that are nearing completion.  Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $1.3 billion.  Simon’s share of remaining net cash funding required to complete the new development and redevelopment projects currently under construction in the remainder of 2025 and 2026 is approximately $478 million.  We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 8-10% for all of our new development, expansion and redevelopment projects.

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material. We expect our share of estimated committed capital for international development projects to be completed with projected delivery in 2025 or 2026 is $13 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these new development and expansion projects as well as our share of the estimated total cost as of September 30, 2025 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected/Actual
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
New Development Projects:
Jakarta Premium Outlets	Jakarta, Indonesia	300,000	50%	IDR	931,782	$55.9	Opened Mar. - 2025
(1)	USD equivalent based upon September 30, 2025 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $2.15 per share for the third quarter of 2025 and $6.35 per share for the nine months ended September 30, 2025.  Simon paid common stock dividends of $6.00 per share for the nine months ended September 30, 2024.  The Operating Partnership paid distributions per unit for the same amounts.  On November 3, 2025, Simon’s Board of Directors declared a quarterly cash dividend for the fourth quarter of 2025 of $2.20 per share, payable on December 31, 2025 to shareholders of record on December 10, 2025.  The distribution rate on units is equal to the dividend rate on common stock.  In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On February 8, 2024, Simon's Board of Directors authorized a new common stock repurchase plan which immediately replaced the existing repurchase plan.  Under the plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period commencing on February 8, 2024 and ending on February 8, 2026 in the open market or in privately negotiated transactions as market conditions warrant.  As of September 30, 2025, no shares had been purchased under the plan.  As Simon repurchases shares under the plan, the Operating Partnership repurchases an equal number of units from Simon.

Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in any forward-looking statements are based on reasonable assumptions, the Company can give no assurance that its expectations will be attained, and it is possible that the Company's actual results may differ materially from those indicated by these forward–looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: the intensely competitive market environment in the retail real estate industry, the retail industry, including e-commerce; the inability to renew leases and relet vacant space at existing properties on favorable terms; the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise; the potential loss of anchor stores or major tenants; an increase in vacant space at our properties; the loss of key management personnel; changes in economic and market conditions that may adversely affect the general retail environment, including but not limited to those caused by inflation, the impact of tariffs and global trade disruptions on us to the extent impacting our tenants, recessionary pressures, wars, escalating geopolitical tensions as a result of the war in Ukraine and the conflicts in the Middle East, and supply chain disruptions; the potential for violence, civil unrest, criminal activity or terrorist activities at our properties; the availability of comprehensive insurance coverage; security breaches that could compromise our information technology or infrastructure; changes in market rates of interest; our international activities subjecting us to risks that are different from or greater than those associated with our domestic operations, including changes in foreign exchange rates; the impact of our substantial indebtedness on our future operations, including covenants in the governing agreements that impose restrictions on us that may affect our ability to operate freely; any disruption in the financial markets that may adversely affect our ability to access capital for growth and satisfy our ongoing debt service requirements; any change in our credit rating; our continued ability to maintain our status as a REIT; changes in tax laws or regulations that result in adverse tax consequences; risks associated with the acquisition, development, redevelopment, expansion, leasing and management of properties; the inability to lease newly developed properties on favorable terms; risks relating to our joint venture properties, including guarantees of certain joint venture indebtedness; reducing emissions of greenhouse gases; environmental liabilities; natural disasters; uncertainties regarding the impact of pandemics, epidemics or public health crises, and the associated governmental restrictions on our business, financial condition, results of operations, cash flow and liquidity; and general risks related to real estate investments, including the illiquidity of real estate investments. The Company discusses these and other risks and uncertainties under the heading "Risk Factors" in its annual and quarterly periodic reports filed with the SEC.  The Company may update that discussion in subsequent other periodic reports, but except as required by law, the Company undertakes no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Consolidated Net Income	$702,696	$546,671	$1,824,237	$1,957,262
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	334,409	316,593	993,888	926,582
Our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments	209,612	209,225	626,162	630,460
(Gain) loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(10,398)	1,228	(794)	(6,752)
Net (gain) loss attributable to noncontrolling interest holders in properties	(1,231)	1,047	34	1,733
Noncontrolling interests portion of depreciation and amortization, gain on consolidation of properties, and loss (gain) on disposal of properties	(6,419)	(6,820)	(18,757)	(17,416)
Preferred distributions and dividends	(1,126)	(1,239)	(3,377)	(3,772)
FFO of the Operating Partnership	$1,227,543	$1,066,705	$3,421,393	$3,488,097
FFO allocable to limited partners	165,045	139,191	460,136	454,729
Dilutive FFO allocable to common stockholders	$1,062,498	$927,514	$2,961,257	$3,033,368

FFO of the Operating Partnership	$1,227,543	$1,066,705	$3,421,393	$3,488,097
Loss (gain) due to disposal, exchange, or revaluation of equity interests, net of tax	6,654	—	(53,727)	(311,077)
Other platform investments, net of tax	(16,707)	28,306	30,884	104,089
Unrealized (gains) losses in fair value of publicly traded equity instruments and derivative instrument, net	(2,243)	49,345	84,977	54,132
Real Estate FFO	$1,215,247	$1,144,356	$3,483,527	$3,335,241

Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.86	$1.46	$4.83	$5.22
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments, net of noncontrolling interests portion of depreciation and amortization	1.42	1.37	4.25	4.10
(Gain) loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(0.03)	0.01	(0.01)	(0.02)
Diluted FFO per share	$3.25	$2.84	$9.07	$9.30
Loss (gain) due to disposal, exchange, or revaluation of equity interests, net of tax	0.02	—	(0.14)	(0.83)
Other platform investments, net of tax	(0.04)	0.08	0.08	0.29
Unrealized (gains) losses in fair value of publicly traded equity instruments and derivative instrument, net	(0.01)	0.13	0.23	0.14
Real Estate FFO per share	$3.22	$3.05	$9.24	$8.90
Basic and Diluted weighted average shares outstanding	326,486	326,158	326,429	326,036
Weighted average limited partnership units outstanding	50,713	48,939	50,723	48,876
Basic and Diluted weighted average shares and units outstanding	377,199	375,097	377,152	374,912

The following schedule reconciles consolidated net income to our beneficial interest of combined NOI and the components thereof.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$702,696	$546,671	$1,824,237	$1,957,262
Income and other tax expense	15,114	2,605	42,584	55,170
Loss (gain) due to disposal, exchange, or revaluation of equity interests, net	8,871	—	(71,636)	(414,769)
Interest expense	242,790	226,424	702,509	678,382
Income from unconsolidated entities	(143,916)	(58,504)	(297,150)	(66,375)
Unrealized (gains) losses in fair value of publicly traded equity instruments and derivative instrument, net	(2,243)	49,345	84,977	54,132
(Gain) loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(10,398)	1,228	(794)	(6,752)
Operating Income Before Other Items	812,914	767,769	2,284,727	2,257,050
Depreciation and amortization	338,639	320,365	1,005,748	937,749
Home and regional office costs	64,282	53,351	186,912	164,556
General and administrative	16,091	9,171	43,018	29,141
Other expenses (1)	--	—	9	21
NOI of consolidated entities	$1,231,926	$1,150,656	$3,520,414	$3,388,517
Less: Noncontrolling interest partners share of NOI	(10,135)	(8,292)	(26,286)	(24,144)
Beneficial NOI of consolidated entities	$1,221,791	$1,142,364	$3,494,128	$3,364,373
Reconciliation of NOI of unconsolidated entities:
Net Income	$217,577	$204,866	$616,479	$573,710
Interest expense	175,580	176,583	520,944	532,692
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	(1,217)	—	(1,217)	—
Operating Income Before Other Items	391,940	381,449	1,136,206	1,106,402
Depreciation and amortization	152,713	155,472	471,399	473,394
Other expenses (1)	--	6	—	6
NOI of unconsolidated entities	$544,653	$536,927	$1,607,605	$1,579,802
Less: Joint Venture partners share of NOI	(282,371)	(282,105)	(838,033)	(829,548)
Beneficial NOI of unconsolidated entities	$262,282	$254,822	$769,572	$750,254
Add: Beneficial interest of NOI from TRG	138,579	128,813	409,075	380,222
Add: Beneficial interest of NOI from other platform investments and investments	128,240	56,525	248,130	91,423
Beneficial interest of Combined NOI	$1,750,892	$1,582,524	$4,920,905	$4,586,272
Less: Beneficial interest of Corporate and Other NOI Sources (2)	100,391	75,045	214,520	226,924
Less: Beneficial interest of NOI from other platform investments (3)	54,083	(7,568)	54,311	(84,089)
Less: Beneficial interest of NOI from Investments (4)	74,157	67,896	193,819	177,798
Beneficial interest of Portfolio NOI	$1,522,261	$1,447,151	$4,458,255	$4,265,639
Beneficial interest of Portfolio NOI Change	5.2%		4.5%
(1)	Represents the write-off of pre-development costs.
(2)	Includes components excluded from portfolio NOI and domestic property NOI (domestic lease termination income, interest income, land sale gains, straight line lease income, above/below market lease adjustments), Simon management company revenues, foreign exchange impact and other assets.

(3)	Other platform investments include retail operations (Catalyst), an e-commerce company (Rue Gilt Groupe, or RGG), and a global real estate investment and management company (Jamestown).
(4)	Includes our share of NOI of Klépierre (at constant currency) and other corporate investments.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of September 30, 2025. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of September 30, 2025. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Simon

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by Simon during the quarter ended September 30, 2025.

Issuer Purchases of Equity Securities

				Total number	Approximate
				of shares	value of shares
				purchased as	that may yet
	Total number		Average	part of publicly	be purchased
	of shares		price paid	announced	under
Period	purchased		per share	plans	plans (2)
July 1, 2025 - July 31, 2025	—		$—	—	$2,000,000,000
August 1, 2025 - August 31, 2025	—		$—	—	$2,000,000,000
September 1, 2025 - September 30, 2025	22,703		$179.36	—	$2,000,000,000
	22,703	(1)	$179.36	—
(1)	Total number of shares purchased represents shares withheld by us and transferred to treasury shares in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.
(2)	On February 8, 2024, Simon's Board of Directors authorized a new common stock repurchase plan which immediately replaced the existing repurchase plan. Under the plan, Simon may repurchase up to $2.0 billion of its common stock during the two-year period commencing on February 8, 2024 and ending on February 8, 2026 in the open market or in privately negotiated transactions as market conditions warrant. As of September 30, 2025, no shares had been purchased under the plan. As Simon repurchases shares under the plan, the Operating Partnership repurchases an equal number of units from Simon.

The Operating Partnership

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended September 30, 2025.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2025, the Operating Partnership redeemed 840 units from two limited partners for $0.1 million.

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

Date: November 6, 2025

SIMON PROPERTY GROUP, L.P.

/s/ Brian J. McDade
Brian J. McDade
Executive Vice President and Chief Financial Officer
of Simon Property Group, Inc., General Partner

Date: November 6, 2025