Form 10-K
period 2025-12-31
SIMON PROPERTY GROUP INC.; SIMON PROPERTY GROUP L P
filed 2026-02-25
CIK 1063761, 1022344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of shares of common stock held by non-affiliates of Simon Property Group, Inc. was approximately $52,048 million based on the closing sale price on the New York Stock Exchange for such stock on June 30, 2025.

As of January 31, 2026, Simon Property Group, Inc. had 324,945,274 and 8,000 shares of common stock and Class B common stock outstanding, respectively.

Simon Property Group, L.P. had no publicly-traded voting equity as of June 30, 2025.  Simon Property Group, L.P. has no common stock outstanding.

Documents Incorporated By Reference

Portions of Simon Property Group, Inc.’s Proxy Statement in connection with its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the annual period ended December 31, 2025 of Simon Property Group, Inc., an Indiana corporation, and Simon Property Group, L.P., an Indiana limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority-owned partnership subsidiary, for which Simon is the general partner. As of December 31, 2025, Simon owned an approximate 85.4% ownership interest in the Operating Partnership, with the remaining 14.6% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day-to-day management.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Annual Report on Form 10-K

December 31, 2025

Part I

Item 1.	Business

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of December 31, 2025, we owned or held an interest in 212 income-producing properties in the United States, which consisted of 108 malls, 70 Premium Outlets, 16 Mills, six lifestyle centers, and 12 other retail properties in 38 states and Puerto Rico. Internationally, as of December 31, 2025, we had ownership interests in 42 properties primarily located in Asia, Europe and Canada. As of December 31, 2025, we also owned a 22.2% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 13 countries in Europe. We also have interests in investments in retail operations (such as Catalyst Brands LLC); an e-commerce venture (Rue Gilt Groupe, or RGG, which operates shop.simon.com), and Jamestown (a global real estate investment and management company), collectively, our other platform investments.

As of December 31, 2024, and until October 31, 2025, we owned an 88% noncontrolling interest in The Taubman Realty Group, LLC, or TRG. As further discussed in Note 4 to the financial statements, on October 31, 2025, we acquired the remaining 12% interest which we did not previously own, or the TRG Acquisition.

For a description of our operational strategies and developments in our business during 2025, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

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

The Operating Partnership also has available a global unsecured commercial paper program, or Commercial Paper program, of $2.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership. Notes are sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership’s other unsecured senior indebtedness. The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program.

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

In order to avoid any conflict of interest, the Simon charter requires that at least three-fourths of Simon’s independent directors must authorize and require the Operating Partnership to sell any property it owns. Any such sale is subject to applicable agreements with third parties. A noncompetition agreement executed by David Simon, Simon’s Chairman, Chief Executive Officer and President, which remains in effect notwithstanding the expiration of David Simon’s employment agreement in 2019, contains covenants limiting his ability to participate in certain shopping center activities.

Policies With Respect To Certain Other Activities

We intend to make investments which are consistent with Simon’s qualification as a REIT, unless Simon’s Board of Directors determines that it is no longer in Simon’s best interests to so qualify as a REIT. Simon’s Board of Directors may make such a determination because of changing circumstances or changes in the REIT requirements. Simon has authority to issue shares of its capital stock or other securities in exchange for property. We also have authority to repurchase or otherwise reacquire Simon’s shares, the Operating Partnership’s units, or any other securities. On February 8, 2024, Simon’s Board of Directors authorized a common stock repurchase program which replaced the prior repurchase program immediately, where the Company was permitted to purchase up to $2.0 billion of its common stock during the two-year period ending February 15, 2026 in the open market or privately negotiated transactions at prices that the Company deemed appropriate and subject to market conditions, applicable law, and other factors deemed relevant in the Company’s sole discretion.  On February 5, 2026, Simon’s Board of Directors authorized a new common stock repurchase program, which replaced the prior repurchase program immediately, where the Company may purchase up to $2.0 billion of its common stock during the period ending February 29, 2028. As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon. Simon may also issue shares of its common stock, or pay cash at its option, to holders of units in future periods upon exercise of such holders’ rights under the partnership agreement of the Operating Partnership. Our policy prohibits us from making any loans to the directors or executive officers of Simon for any purpose. We may make loans to the joint ventures in which we participate. Additionally, we may make or buy interests in loans secured by real estate properties owned by others or make investments in companies that own real estate assets.

Competition

The retail real estate industry is dynamic and competitive. We compete with numerous merchandise distribution channels, including malls, outlet centers, community/lifestyle centers, and other shopping centers in the United States and abroad. We also compete with internet retailing sites and catalogs, including our tenants, which provide retailers with distribution options beyond existing brick and mortar retail properties. The existence of competitive alternatives could have a material adverse effect on our ability to lease space and on the level of rents we can obtain. This results in competition for both the tenants to occupy the properties that we develop and manage as well as for the acquisition of prime sites (including land for development and operating properties). We believe that there are numerous factors that make our properties highly desirable to retailers, including:

●	the quality, location and variety of tenants of our properties;
●	our management and operational expertise;
●	our extensive experience and relationships with tenants, lenders and suppliers;
●	our marketing initiatives and consumer focused strategic corporate alliances; and
●	the efficiency and immediacy of physical retail.

Certain Activities

During the past three years, we have:

●	issued 171,558 shares of Simon common stock upon the exchange of units in the Operating Partnership;
●	issued 820,977 restricted shares of Simon common stock and 724,222 long-term incentive performance units, or LTIP units, net of forfeitures, under the Simon Property Group, L.P. 2019 Stock Incentive Plan, or the 2019 Plan;
●	purchased 2,519,923 shares of Simon common stock in the open market at an average price of $145.81 per share for $367.4 million pursuant to a repurchase program;
●	issued a combined total of 8,278,193 units in the Operating Partnership as part of the consideration for the acquisition of additional interests in TRG, which increased our ownership interest in TRG from 80% to 100%, as discussed in Notes 4 and 6;
●	redeemed 444,101 units in the Operating Partnership for $63.1 million at an average price of $142.08 per unit in cash;
●	borrowed a maximum amount of $1.0 billion under the Credit Facilities; the outstanding amount of borrowings under the Credit Facility was $460.0 million as of December 31, 2025. There were no borrowings under the Supplemental Facility as of December 31, 2025;
●	there were $355.0 million outstanding borrowings under the Commercial Paper program as of December 31, 2025; and
●	provided annual reports containing financial statements audited by our independent registered public accounting firm and quarterly reports containing unaudited financial statements to our security holders.

Human Capital

At December 31, 2025, we and our affiliates employed approximately 3,600 persons at various properties and offices throughout the United States, of which approximately 500 were part-time. Approximately 1,000 of these employees were located at our corporate headquarters in Indianapolis, Indiana.

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

Government Regulations Affecting Our Properties

We are subject to federal, state and local environmental regulations that apply generally to the ownership of real property and the operations conducted on real property.  As of December 31, 2025, we are not aware of any environmental conditions or material costs of complying with environmental or other regulations that would have a material adverse effect on our overall business, financial condition, or results of operations.  However, it is possible that we are not aware of, or may become subject to, potential environmental liabilities or material costs of complying with governmental regulations that could be material.  See further discussion in Item 1A. Risk Factors.

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

The following corporate governance documents are also available through the “About Simon/Investor Relations/ Governance” section of our Internet website or may be obtained in print form by request of our Investor Relations Department: Governance Principles, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation and Human Capital Committee Charter, and Governance and Nominating Committee Charter.

In addition, we intend to disclose on our Internet website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NYSE.

Information about our Executive Officers

The following table sets forth certain information with respect to Simon’s executive officers as of February 25, 2026.

Name	Age	Position
David Simon	64	Chairman of the Board, Chief Executive Officer and President
Eli Simon	38	Director, Executive Vice President and Chief Operating Officer
John Rulli	69	Chief Administrative Officer
Steven E. Fivel	65	General Counsel and Secretary
Brian J. McDade	46	Executive Vice President and Chief Financial Officer
Adam J. Reuille	51	Senior Vice President and Chief Accounting Officer
Donald G. Frey	50	Treasurer and Executive Vice President
Kevin M. Kelly	45	Assistant General Counsel and Assistant Secretary

The executive officers of Simon serve at the pleasure of Simon’s Board of Directors.

Mr. David Simon has served as the Chairman of Simon’s Board of Directors since 2007, Chief Executive Officer of Simon or its predecessor since 1995 and assumed the position of President in 2019. Mr. Simon has also been a director of Simon or its predecessor since its incorporation in 1993. Mr. Simon was the President of Simon’s predecessor from 1993 to 1996.

Mr. Eli Simon has served as Simon’s Chief Operating Officer since 2025.  Mr. Simon joined the Company in 2019, leading the company's investment strategy for both real estate and non-real estate investments, including new business sourcing, strategic corporate investments, and the execution of various real estate transactions.  Before joining the company, Mr. Simon was the Principal and Head of North American Lodging at Och-Ziff Capital Management and Och-Ziff Real Estate, where he oversaw all lodging related investments, including asset and portfolio acquisitions, operating company investments, and lending opportunities.

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

●	Conditions that adversely affect the general retail environment could materially and adversely affect us.
●	Some of our properties depend on anchor stores or other large nationally recognized tenants to attract shoppers and we could be materially and adversely affected by the loss of one or more of these anchors or tenants.
●	We face potential adverse effects from tenant bankruptcies.
●	Vacant space at our properties could materially and adversely affect us.
●	We may not be able to lease new or redeveloped properties to or renew leases and relet space at existing properties with an appropriate mix of tenants or at desired rents, if at all.
●	Acts of violence, civil unrest or criminal activity, actual or threatened terrorist attacks and inappropriate and unacceptable behavior by visitors at our properties could adversely affect our business operations.
●	We face a wide range of competition that could affect our ability to operate profitably, including e-commerce, as well as evolving consumer preferences and purchasing habits.
●	Epidemics, pandemics or other public health crisis, and governmental reactions thereto, could have a significant negative impact on our and our tenants’ business, financial condition, results of operations, cash flow and liquidity and our ability to access the capital markets, satisfy our debt service obligations and make distributions to our shareholders.
●	Some of our properties are subject to potential natural or other disasters.
●	We face risks associated with climate change.
●	Some of our potential losses may not be covered by insurance.
●	As owners of real estate, we can face liabilities for environmental contamination, and our efforts to identify environmental liabilities may not be successful.
●	We face risks associated with the acquisition, development, redevelopment and expansion of properties.
●	Real estate investments are relatively illiquid.

●	Simon and certain subsidiaries of the Operating Partnership have elected to be taxed as REITs in the United States. The failure to maintain Simon’s or the Subsidiary REITs’ qualifications as REITs or changes in applicable tax laws or regulations could result in adverse tax consequences.
●	If the Operating Partnership fails to qualify as a partnership for federal income tax purposes, Simon will cease to qualify as a REIT and suffer other adverse consequences.
●	Complying with REIT requirements might cause us to forgo otherwise attractive acquisition opportunities or liquidate otherwise attractive investments.
●	Our ownership of TRSs is subject to certain restrictions, and we will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our TRSs are not conducted on arm’s-length terms.
●	Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends, which may negatively affect the value of our shares.
●	The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for U.S. federal income tax purposes.
●	REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.
●	Partnership tax audit rules could have a material adverse effect on us.
●	Legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the IRS, could have a material adverse effect on us and our investors.
●	Provisions in Simon’s charter and by-laws and in the Operating Partnership’s partnership agreement could prevent a change of control.
●	We have a substantial debt burden that could affect our future operations.
●	The agreements that govern our indebtedness contain various covenants that impose restrictions on us that might affect our ability to operate freely.
●	Disruption in the capital and credit markets may increase the cost of capital and may adversely affect our ability to access external financings for our growth and ongoing debt service requirements.
●	Adverse changes in our credit ratings could affect our borrowing capacity and borrowing terms.
●	An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt on attractive terms, or at all; our hedging interest rate protection arrangements may not effectively limit our interest rate risk.
●	We have limited control with respect to some properties that are partially owned or managed by third parties, which may adversely affect our ability to sell or refinance them.
●	The Operating Partnership guarantees debt or otherwise provides support for a number of joint venture properties.
●	Our success depends, in part, on our ability to attract, motivate, retain and develop talented employees, and our failure to do so, including the loss of any one of our key personnel, could adversely impact our business.
●	Artificial generative intelligence technologies present risks related to the control of our proprietary business information, keeping such information confidential, and emerging regulatory risk, any or all of which may adversely affect our business and results of operations.
●	We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our computer systems, hardware, technology infrastructure, online sites and related systems.
●	Our international activities may subject us to risks that are different from or greater than those associated with our domestic operations.

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

Our primary source of revenue is derived from retail tenants which means that we could be materially and adversely affected by conditions that materially and adversely affect the retail environment generally, including, without limitation:

●	macroeconomic and geopolitical conditions, including implemented and threatened tariffs, retaliatory tariffs and trade disputes, energy prices, market dynamics, rising or elevated interest rates, inflation, government policies and regulations, and growth levels of consumer income, consumer perception of such conditions, and the impact on such conditions from global events such as a foreign debt crisis, foreign currency volatility, natural disasters, war, such as the war in Ukraine and the conflict in Israel, Gaza and the surrounding areas, epidemics and pandemics, the fear of spread of contagious disease, civil unrest and terrorism;
●	levels of consumer spending, changes in consumer preferences, income levels, and fluctuations in seasonal spending in the United States and internationally;
●	supply chain disruptions and labor shortages;
●	consumers avoiding in-person shopping generally, or at certain properties, due to a heightened level of concern for safety in public places, whether due to consumer perception of increased risk of criminal activity and civil unrest, including acts of terrorism, riots, random acts of violence, mass shootings, organized retail crime or inappropriate or unacceptable behavior of other patrons, or due to heightened sensitivity to risks associated with transmission of disease;
●	consumer perceptions of the safety, convenience and attractiveness of our properties;
●	the impact on our retail tenants and demand for retail space at our properties from the increasing use of the Internet by retailers and consumers;
●	the creditworthiness of our retail tenants and the availability of new creditworthy tenants and the related impact on our occupancy levels and lease income;
●	local real estate conditions, such as an oversupply of, or reduction in demand for, retail space or retail goods, decreases in rental rates and declines in real estate values;
●	the willingness of retailers to lease space in our properties at attractive rents, or at all;
●	changes in regional and local economies, which may be affected by increased rates of unemployment, increased foreclosures, higher taxes, decreased tourism, industry slowdowns, adverse weather conditions, and other factors;
●	increased operating costs and capital expenditures, whether from acquisitions, developments, redevelopments, replacing tenants or otherwise;
●	reductions in international travel and tourism, resulting in fewer international retail consumers;
●	changes in government policies and applicable laws and regulations, including tax, environmental, safety and zoning and political inefficiencies; and
●	epidemics, pandemics or other public health crises and the governmental reaction thereto.

To the extent that any or a portion of these conditions occur, they are likely to impact the retail industry, our retail tenants, the emergence of new tenants, our own investments in certain retailers and brands, the demand for retail space, market rents and rent growth, the vacancy levels at our properties, and the value of our properties, any of which could directly or indirectly materially and adversely affect our financial condition, operating results and overall asset value.

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

Sustained adverse pressure on the results of department stores and other national retailers may have a similarly sustained adverse impact upon our own results. Certain department stores and other national retailers have experienced, and may continue to experience for the foreseeable future (given uncertainty with respect to current and future macroeconomic conditions and consumer confidence levels), considerable decreases in customer traffic in their retail stores, increased competition from alternative retail options such as those accessible via the Internet and other forms of pressure on their business models. As pressure on these department stores and other national retailers increases, their ability to maintain their stores, meet their obligations both to us and to their external lenders and suppliers, withstand takeover attempts or avoid bankruptcy and/or liquidation may be impaired and result in closures of their stores or their seeking of a lease modification with us. Any lease modification could be unfavorable to us as the lessor and could decrease current or future effective rents or expense recovery charges. Certain other tenants could be entitled to modify the economic or other terms of, or terminate, their existing leases with us in the event of such closures. Additionally, corporate merger or consolidation activity among department stores and other national retailers typically results in the closure of duplicate or geographically overlapping store locations.

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

We may not be able to lease new or redeveloped properties to or renew leases and relet space at existing properties with an appropriate mix of tenants or at desired rents, if at all.

We may not be able to lease new or redeveloped properties to an appropriate mix of tenants that generates optimal customer traffic. Also, when leases for our existing properties expire, the premises may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms. Tenant preferences for properties may also change over time, like recent trends towards right-sizing portfolios, repositioning space and locations and pursuing new store concepts, and our properties may no longer align with such preferences. If we fail to identify and secure the right blend of tenants at our newly developed and existing properties that offer diversified categories and uses, such as retail, specialty entertainment, restaurants, and health and wellness, and that keep up with evolving customer preferences, our properties may not appeal to the communities they serve. If we elect to pursue a “mixed use” redevelopment we expose ourselves to risks associated with each non-retail use (e.g., office, residential, hotel and entertainment), and the performance of our retail tenants in such properties may be negatively impacted by delays in opening and/or the performance of such non-retail uses. Additionally, an oversupply of space in the trade areas in which our properties operate could reduce market rents, negatively impacting the terms upon which we lease our properties. To the extent that our leasing goals are not achieved, we could be materially and adversely affected.

Acts of violence, civil unrest or criminal activity, actual or threatened terrorist attacks and inappropriate and unacceptable behavior by visitors at our properties could adversely affect our business operations.

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

We face a wide range of competition that could affect our ability to operate profitably, including e-commerce, as well as evolving consumer preferences and purchasing habits.

Our properties compete with other forms of retailing such as pure online retail websites as well as other types of retail properties such as single user freestanding discounters (Costco, Walmart and Target). In addition, many of our tenants are omni-channel retailers who also distribute their products through online sales and provide options to consumers like buy online pick up in store, buy online ship to store or buy online return to store. Our business currently is predominantly reliant on consumer demand for shopping at physical stores, and our business could be materially and adversely affected if we are unsuccessful in adapting our business to evolving consumer purchasing habits. The increased popularity of digital and mobile technologies has accelerated the transition of a percentage of market share from shopping at physical stores to web-based shopping. Although a brick-and-mortar presence may have a positive impact on retailers’ online sales, the increased utilization of pure online shopping may lead to the closure of underperforming stores by retailers, which could impact our occupancy levels and the rates that tenants are willing to pay to lease our space. Additionally, the increase in online shopping may result in certain tenants underreporting sales at our properties which may materially and adversely impact our collection of overage rent. Examples may include, retailers and restaurants not reporting curbside pick-up sales or online sales fulfilled with store inventory, and tenants reducing reported store sales by including online returns processed in the store.

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

We regularly acquire and develop new properties and redevelop and expand existing properties, and these activities are subject to various risks. Acquisition or construction costs of a project may be higher than projected, potentially making the project unfeasible or unprofitable, and development, redevelopment or expansions may take considerably longer than expected, delaying the commencement and amount of income from the property. These risks, and the potential impact thereof, may be exacerbated by the volume and complexity of such activity, as well as inflationary pressures, tariffs, rising interest rates, supply chain disruptions and labor shortages. We may not be successful in pursuing acquisition, development or redevelopment/expansion opportunities. In addition, newly acquired, developed or redeveloped/expanded properties may not perform as well as expected, impacting our anticipated return on investment. We are subject to other risks in connection with any acquisition, development and redevelopment/expansion activities, including the following:

●	we may not be able to obtain financing or to refinance loans on favorable terms, or at all;
●	we may face construction delays or higher construction costs caused by potential increases in the cost of imported goods and materials due to threatened or implemented tariffs and international trade disputes, supply chain disruptions and/or shortages;
●	we may be unable to obtain zoning, occupancy or other governmental approvals;
●	occupancy rates and rents may not meet our projections and the project may not be accretive;
●	we may need the consent of third parties such as department stores, anchor tenants, mortgage lenders and joint venture partners, and those consents may be withheld;
●	development, redevelopment or expansions may fail to appeal to the demographics of the communities they are intended to serve, including a failure to incorporate the appropriate blend of available space for tenants;
●	we may not be able to integrate an acquisition into our existing operations successfully; and
●	acquisitions of new properties will expose us to the liabilities of those properties, some of which we may not be aware of at the time of the acquisition.

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

As of December 31, 2025, our consolidated mortgages and unsecured indebtedness, excluding related premium, discount and debt issuance costs, totaled $28.6 billion. As a result of this indebtedness, we are required to use a substantial portion of our cash flows for debt service, including selected repayment at scheduled maturities, which limits our ability to use those cash flows to fund the growth of our business. We are also subject to the risks normally associated with debt financing, including the risk that our cash flows from operations will be insufficient to meet required debt service or that we will be able to refinance such indebtedness on acceptable terms, or at all. Our debt service costs generally will not be reduced if developments at the applicable property, such as the entry of new competitors or the loss of major tenants, cause a reduction in the income from the property. Our indebtedness could also have other adverse consequences on us, including reducing our access to capital or increasing our vulnerability to general adverse economic, industry and market conditions. In addition, if a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value. If any of the foregoing occurs, we could be materially and adversely affected.

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

We depend on free cash flow and external financings, principally debt financings, to fund the growth of our business, execute on our business model, and to ensure that we can meet ongoing maturities of our outstanding debt. Our access to financing depends on our credit ratings, the willingness of lending institutions and other debt investors to grant credit to us and conditions in the capital markets in general, which can impact both our cost of capital and, to a lesser degree, our ability to access capital. An economic recession may cause extreme volatility and disruption in the capital and credit markets. We rely upon the Credit Facilities as sources of funding for numerous transactions. Our access to these funds is dependent upon the ability of each of the participants to the Credit Facilities to meet their funding commitments to us. When markets are volatile, access to capital and credit markets could be disrupted over an extended period of time and one or more financial institutions may not have the available capital to meet their previous commitments to us. The failure of one or more participants to the Credit Facilities to meet their funding commitments to us could have a material adverse effect on us, including as a result of making it difficult to obtain the financing we may need for future growth and/or meeting our debt service requirements. Additionally, a high interest rate environment, could prevent us from accessing capital at attractive interest rates, which could adversely impact our ability to refinance existing debt at maturity as well as our ability to fund development and/or opportunistic acquisition activities. We cannot assure you that we will be able to obtain the financing we need for the future growth of our business, execution on our business model or to meet our debt service requirements, or that a sufficient amount of financing will be available to us on favorable terms, or at all.

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

As of December 31, 2025, we had approximately $311.0 million of outstanding consolidated indebtedness that bears interest at variable rates, and we may incur more variable rate indebtedness in the future. When interest rates increase, then so does the interest costs on our unhedged variable rate debt, which could adversely affect our cash flows and our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense.

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

As of December 31, 2025, we owned interests in 110 income-producing properties with other parties. Of those, 22 properties are included in our consolidated financial statements. We apply the equity method of accounting to the other 88 properties (the joint venture properties), our investments in Klépierre (a publicly traded, Paris-based real estate company),  as well as our investments in certain entities involved in retail operations, such as Catalyst Brands LLC; an e-commerce venture Rue Gilt Groupe, or RGG, and Jamestown (a global real estate investment and management company), collectively, our other platform investments. We serve as general partner or property manager for 51 of these 88 joint venture properties; however, certain major decisions, such as approving the operating budget and selling, refinancing, and redeveloping the properties, require the consent of the other owners. Of the joint venture properties for which we do not serve as general partner or property manager, 29 are in our international joint ventures. These international properties are managed locally by joint ventures in which we share control of the properties with our partner. The other owners have participating rights that we consider substantive for purposes of determining control over the joint venture properties’ assets. The remaining joint venture properties, Klépierre and our other platform investments are managed by joint ventures in which we share control.

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

Joint venture debt is the liability of the joint venture and is typically secured by a mortgage on the joint venture property, which is non-recourse to us. Nevertheless, the joint venture’s failure to satisfy its debt obligations could result in the loss of our investment therein. As of December 31, 2025, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $118.8 million. A default by a joint venture under its debt obligations would expose us to liability under a guaranty. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

There are risks associated with artificial intelligence (“AI"), any or all of which could adversely affect our business. Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. We have adopted certain generative AI tools into our systems for specific use cases reviewed by legal and information security. Where a generative AI or machine learning model ingests our proprietary information and makes connections using such data, those technologies may reveal other sensitive, proprietary, or confidential information generated by the model. Additionally, our vendors may incorporate generative AI tools into their services and deliverables without disclosing this use to us, and the providers of these generative AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience or confidentiality. Sensitive, proprietary, or confidential information of the Company, our tenants and employees, could be used in a generative AI or machine learning application and we may be unable to control, safeguard, or prevent the use or misuse of such information. Moreover, generative AI or machine learning models may create incomplete, inaccurate, or otherwise flawed outputs, some of which may be difficult to detect. Because of these issues, these models could lead us to make flawed decisions that could result in adverse consequences to us, including exposure to reputational and competitive harm, customer loss, and legal liability. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. In addition, uncertainty in the legal regulatory regime relating to AI, including as a result of inconsistent interpretation or application, may require significant resources to modify and maintain business practices to comply with applicable law, the nature of which cannot be determined at this time.  Despite the risks related to AI, many of our competitors, retailers and consumers are increasingly using AI in their decision-making processes. Laws or regulations may prevent or limit our ability to use AI in our business, lead to regulatory fines or penalties, or require us to change our business practices. If we cannot use AI, if our use is restricted, or if we fail to adapt to changes from an increased use of AI, our business may be less efficient, or we may be at a competitive disadvantage. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

As of December 31, 2025, we held interests in consolidated and joint venture properties that operate in Austria, Canada, France, Germany, Indonesia, Italy, Japan, Malaysia, Mexico, the Netherlands, the People’s Republic of China, South Korea, Spain, Thailand, and the United Kingdom. We also have an equity stake in Klépierre, a publicly traded European real estate company which operates in 13 countries in Europe. Accordingly, our operating results and the value of our international operations may be impacted by any unhedged movements in the foreign currencies in which those operations transact and in which our net investment in those international operations is held. While we occasionally enter into hedging agreements to manage our exposure to changes in foreign exchange rates, these agreements may not eliminate foreign currency risk entirely.

We may pursue additional investment, ownership, development and redevelopment/expansion opportunities outside the United States. Such international activities carry risks that are different from, or may be of a different magnitude than, those we face with our domestic properties and operations. These risks include, but are not limited to:

●	adverse effects of changes in exchange rates for foreign currencies;
●	changes in foreign political and economic environments, regionally, nationally, and locally;
●	impact from threatened or implemented tariffs and international trade disputes and the associated impact on our tenants’ supply chain and consumer spending levels;
●	challenges of complying with a wide variety of foreign laws, including corporate governance, operations, taxes and litigation, may lead to operating inefficiencies or increased costs;
●	the risk that we, our employees and/or agents could violate anti-bribery, anti-corruption and international trade laws in the U.S., such as the U.S. Foreign Corrupt Practices Act, and certain foreign countries, such as the U.K. Bribery Act, which could result in criminal or civil sanctions and/or fines, negatively impact our reputation, or require us to incur significant expenses to investigate;
●	differing lending practices;
●	differences in cultures and consumer retail behavior may create operational complexity and result in inefficiencies;
●	changes in applicable laws and regulations in the United States that affect international operations;
●	changes in applicable laws and regulations in these foreign jurisdictions;
●	difficulties in managing international operations, in particular where our properties are held in joint ventures;
●	obstacles to the repatriation of earnings and cash; and
●	labor discord, political or civil unrest, acts of terrorism, epidemics and pandemics, the fear of spread of contagious diseases, supply chain disruptions or the threat of international boycotts.

Our international activities represented approximately 2.3% of consolidated net income and 9.7% of our net operating income, or NOI, for the year ended December 31, 2025. To the extent that we expand our international activities, the above risks could increase in significance, which in turn could have a material adverse effect on us.

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

Item 2. Properties

United States Properties

Our U.S. properties primarily consist of malls, Premium Outlets, The Mills, lifestyle centers and other retail properties. These properties contain an aggregate of approximately 188.4 million square feet of gross leasable area, or GLA.

Malls typically contain at least one department store anchor or a combination of anchors and big box retailers with a wide variety of smaller stores connecting the anchors. Additional stores are usually located along the perimeter of the parking area. Our 108 malls generally range in size from approximately 130,000 to 2.7 million square feet of GLA.

Premium Outlets generally contain a wide variety of designer and manufacturer stores. Our 70 Premium Outlets range in size from approximately 150,000 to 920,000 square feet of GLA. The Premium Outlets are generally located within a close proximity to major metropolitan areas and/or tourist destinations.

The 16 properties in The Mills generally range in size from 1.2 million to 2.4 million square feet of GLA and are located in major metropolitan areas. They have a combination of traditional mall, outlet center, big box retailers and entertainment uses.

We also have interests in six lifestyle centers and 12 other retail properties. The lifestyle centers range in size from 170,000 to 940,000 square feet of GLA. The other retail properties range in size from approximately 190,000 to 1.2 million square feet of GLA and are considered non-core to our business model.

As of December 31, 2025, approximately 96.4% of the owned GLA in malls and Premium Outlets was leased and approximately 99.2% of the owned GLA for The Mills was leased.

We wholly own 142 of our properties, effectively control 14 properties in which we have a joint venture interest, and hold the remaining 56 properties through unconsolidated joint venture interests. We are the managing or co-managing general partner or member of 203 properties in the United States. Certain of our joint venture properties are subject to various rights of first refusal, buy-sell provisions, put and call rights, or other sale or marketing rights for partners which are customary in real estate partnership agreements and the industry. We and our partners in these joint ventures may initiate these provisions (subject to any applicable lock up or similar restrictions) which may result in either the sale of our interest or the use of available cash or borrowings, or the use of Operating Partnership units, to acquire the joint venture interest from our partner.

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

The following property table summarizes certain data for our malls, Premium Outlets, The Mills, lifestyle centers and other retail properties located in the United States, including Puerto Rico, as of December 31, 2025.

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Larger Retailers and Uses
	Malls
1.	Apple Blossom Mall	VA	Winchester	Fee	49.1	% (4)	Acquired 1999	87.5%	470,086	Belk, JCPenney, AMC Cinemas
2.	Auburn Mall	MA	Auburn	Fee	56.4	% (4)	Acquired 1999	94.9%	498,385	Macy's, Reliant Medical (14)
3.	Aventura Mall (1)	FL	Miami Beach (Miami)	Fee	33.3	% (4)	Built 1983	97.5%	2,372,034	Bloomingdale's, Macy's (8), JCPenney, Nordstrom, Equinox Fitness Clubs, AMC Theatres, Eataly
4.	Barton Creek Square	TX	Austin	Fee	100.0%		Built 1981	98.9%	1,447,740	Nordstrom, Macy's, Dillard's (8), JCPenney, AMC Theatres
5.	Battlefield Mall	MO	Springfield	Fee and Ground Lease (2056)	100.0%		Built 1970	97.8%	1,180,247	Macy's, Dillard's, JCPenney, Dick's House of Sport (6)
6.	Bay Park Square	WI	Green Bay	Fee	100.0%		Built 1980	93.1%	690,122	Kohl's, Marcus Cinema 16, Dave & Buster's, Steinhafel Furniture, Hy-Vee
7.	Beverly Center	CA	Los Angeles	Fee and Ground Lease (2057)	100.0%		Acquired 2020	93.8%	842,212	Bloomingdale's, Macy's, Lucky Strike
8.	Brea Mall	CA	Brea (Los Angeles)	Fee	100.0%		Acquired 1998	99.0%	1,360,764	Nordstrom, Macy's (8), JCPenney, Life Time (6), Dick's Sporting Goods (6)
9.	Briarwood Mall	MI	Ann Arbor	Fee	100.0%		Acquired 2007	93.1%	924,116	Macy's, JCPenney, Von Maur, Harvest Market (6), Dick's Sporting Goods (6), Hilton Garden Inn (14), Towne Place Suites by Marriott (14)
10.	Brickell City Centre	FL	Miami	Fee	100.0%		Built 2016	98.6%	471,577	Saks Fifth Avenue, Cinemex, EAST Miami Hotel (14)
11.	Broadway Square	TX	Tyler	Fee	100.0%		Acquired 1994	99.1%	613,437	Dillard's, JCPenney, Dick's Sporting Goods, HomeGoods
12.	Burlington Mall	MA	Burlington (Boston)	Fee and Ground Lease (2026) (7)	100.0%		Acquired 1998	97.2%	1,258,214	Macy's, Nordstrom, Crate & Barrel, Primark, Arhaus Furniture
13.	Cape Cod Mall	MA	Hyannis	Fee and Ground Leases (2029-2073) (7)	56.4	% (4)	Acquired 1999	92.5%	705,966	Macy's (8), Best Buy, Marshalls, Barnes & Noble, Target, Dick's Sporting Goods, Planet Fitness, That's Entertainment (6)
14.	Castleton Square	IN	Indianapolis	Fee	100.0%		Built 1972	99.0%	1,361,038	Macy's, Von Maur, JCPenney, Dick's Sporting Goods, AMC Theatres, Hobby Lobby
15.	Cherry Creek Shopping Center	CO	Denver	Fee and Ground Lease (2083)	50.0%		Acquired 2020	98.3%	1,068,124	Macy's (8), Neiman Marcus, Nordstrom
16.	Cielo Vista Mall	TX	El Paso	Fee and Ground Lease (2030) (7)	100.0%		Built 1974	99.6%	1,245,387	Macy's, Dillard's (8), JCPenney, Cinemark Theatres, Primark
17.	City Creek Center	UT	Salt Lake City	Fee and Ground Lease (2042)	100.0%		Acquired 2020	90.4%	686,004	Macy's, Nordstrom
18.	Coconut Point	FL	Estero	Fee	50.0	% (4)	Built 2006	91.7%	1,114,340

Dillard's, Barnes & Noble, Best Buy, DSW, Office Max, PetSmart, Ross, T.J. Maxx, Super Target, Michael's, Total Wine & More, Home Centric, PGA TOUR Superstore, Nordstrom Rack, Hyatt Place Coconut Point (14), TownePlace Suites by Marriott (14)

19.	College Mall	IN	Bloomington	Fee and Ground Lease (2050) (7)	100.0%		Built 1965	94.9%	577,529	Target, Dick's Sporting Goods, Fresh Thyme, Dave & Buster's
20.	Columbia Center	WA	Kennewick	Fee	100.0%		Acquired 1987	99.0%	733,924	Macy's (8), JCPenney, Barnes & Noble, DSW, Home Goods, Dick's Sporting Goods
21.	Copley Place	MA	Boston	Fee	94.4	% (10)	Acquired 2002	92.7%	1,252,052	Neiman Marcus (12), Saks Fifth Avenue Men's, Boston Marriott Copley Place (14), The Westin Copley Place (14)
22.	Coral Square	FL	Coral Springs (Miami)	Fee	97.2%		Built 1984	94.1%	947,951	Macy's (8), JCPenney, Kohl's
23.	Cordova Mall	FL	Pensacola	Fee	100.0%		Acquired 1998	98.4%	932,520	Dillard's, Belk, Best Buy, Cost Plus World Market, Ross, Dick's Sporting Goods
24.	Dadeland Mall	FL	Miami	Fee	50.0	% (4)	Acquired 1997	98.7%	1,510,747	Saks Fifth Avenue, Macy's (8), JCPenney, Dick's House of Sport, AC Hotel by Marriott
25.	Del Amo Fashion Center	CA	Torrance (Los Angeles)	Fee	50.0	% (4)	Acquired 2007	94.5%	2,503,055	Nordstrom, Macy's (8), JCPenney, Marshalls, Barnes & Noble, AMC Theatres, Dick's Sporting Goods, Dave & Buster's, Mitsuwa Marketplace
26.	Domain, The	TX	Austin	Fee	100.0%		Built 2006	98.8%	1,228,827	Neiman Marcus, Macy's, Dillard's, Dick's Sporting Goods, iPic Theaters, Arhaus Furniture, Punch Bowl Social, Westin Austin at The Domain, Lone Star Court (14), (15)
27.	Empire Mall	SD	Sioux Falls	Fee and Ground Lease (2033) (7)	100.0%		Acquired 1998	97.9%	1,163,658	Macy's, JCPenney, Hy-Vee, Dick's Sporting Goods, Crunch Fitness, Dillard's, Dick's House of Sport (6)
28.	Falls, The	FL	Miami	Fee	50.0	% (4)	Acquired 2007	97.8%	709,919	Macy's, Regal Bistro, The Fresh Market, LifeTime Athletic

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Larger Retailers and Uses
29.	Fashion Centre at Pentagon City, The	VA	Arlington (Washington, DC)	Fee	42.5	% (4)	Built 1989	99.6%	927,462	Nordstrom, Macy's, The Ritz-Carlton (14)
30.	Fashion Mall at Keystone, The	IN	Indianapolis	Fee and Ground Lease (2067) (7)	100.0%		Acquired 1997	99.4%	702,940	Nordstrom, Crate & Barrel, Keystone Art Cinema, Sheraton (14)
31.	Fashion Valley	CA	San Diego	Fee	50.0	% (4)	Acquired 2001	99.2%	1,684,713	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, JCPenney, AMC Theatres, The Container Store
32.	Firewheel Town Center	TX	Garland (Dallas)	Fee	100.0%		Built 2005	95.4%	989,552	Dillard's, Macy's, Barnes & Noble, DSW, AMC Theatres, Dick's Sporting Goods, Kids Empire/Hapik, (15)
33.	Florida Mall, The	FL	Orlando	Fee	50.0	% (4)	Built 1986	98.8%	1,725,304	Macy's, Dillard's, JCPenney, H&M, Zara, American Girl, Dick's Sporting Goods, Crayola Experience, Primark, The Florida Hotel and Conference Center (14)
34.	Forum Shops at Caesars Palace, The	NV	Las Vegas	Ground Lease (2050)	100.0%		Built 1992	95.5%	672,798	Caesars Palace Las Vegas Hotel and Casino (14), Louis Vuitton, Gucci, Nike Town
35.	Galleria, The	TX	Houston	Fee	50.4	% (4)	Acquired 2002	97.1%	1,975,486	Saks Fifth Avenue, Neiman Marcus, Nordstrom, Macy's, The Westin Galleria (14), The Westin Oaks (14), Life Time Tennis
36.	Gardens Mall, The (1)	FL	Palm Beach Gardens	Fee	50.0	% (4)	Acquired 2020	94.3%	1,403,614	Bloomingdale's, Macy's, Nordstrom, Saks Fifth Avenue
37.	Gardens on El Paseo, The	CA	Palm Desert	Fee	100.0%		Acquired 2020	93.8%	235,131	Saks Fifth Avenue
38.	Greenwood Park Mall	IN	Greenwood (Indianapolis)	Fee	100.0%		Acquired 1979	98.0%	1,285,095	Macy's, Von Maur, JCPenney, Dick's Sporting Goods, Barnes & Noble, Regal Cinema, Dave & Buster's
39.	Haywood Mall	SC	Greenville	Fee and Ground Lease (2067) (7)	100.0%		Acquired 1998	97.9%	1,249,623	Macy's, Dillard's, JCPenney, Belk
40.	International Market Place	HI	Waikiki, Honolulu	Fee and Ground Lease (2081)	100.0%		Acquired 2020	95.6%	339,414	Target, Anthropologie, Balenciaga, Burberry, Tesla
41.	International Plaza	FL	Tampa	Fee and Ground Lease (2080)	50.1	% (4)	Acquired 2020	99.1%	1,370,893	Dillard's, Neiman Marcus, Nordstrom, Dick's House of Sport (6)
42.	King of Prussia	PA	King of Prussia (Philadelphia)	Fee	100.0%		Acquired 2003	95.2%	2,686,345	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Arhaus Furniture, Dick's Sporting Goods, Primark, Eataly, Netflix House
43.	La Plaza	TX	McAllen	Fee and Ground Lease (2040) (7)	100.0%		Built 1976	99.2%	1,323,450	Macy's (8), Dillard's, JCPenney, Primark, Wingate by Wyndham (14)
44.	Lakeline Mall	TX	Cedar Park (Austin)	Fee	100.0%		Built 1995	96.9%	1,097,945	Dillard's (8), Macy's, JCPenney, AMC Theatres
45.	Lehigh Valley Mall	PA	Whitehall	Fee	50.0	% (4)	Acquired 2003	95.6%	1,192,742	Macy's, JCPenney, Boscov's, Barnes & Noble, Michael's, Dave & Buster's, Golf Galaxy
46.	Lenox Square	GA	Atlanta	Fee	100.0%		Acquired 1998	99.6%	1,546,028	Neiman Marcus, Bloomingdale's, Macy's, JW Marriott (14), Hyatt Centric (13)
47.	Mall at Green Hills, The	TN	Nashville	Fee and Ground Lease (2105)	100.0%		Acquired 2020	93.1%	1,057,531	Dillard's, Macy's, Nordstrom
48.	Mall at Millenia, The (1)	FL	Orlando	Fee	50.0	% (4)	Acquired 2020	93.1%	1,130,483	Bloomingdale's, Macy's, Neiman Marcus
49.	Mall at Rockingham Park, The	NH	Salem (Boston)	Fee	28.2	% (4)	Acquired 1999	99.5%	1,068,042	JCPenney, Macy's, Dick's House of Sport, Cinemark Theatre, Casino Salem
50.	Mall at Short Hills, The	NJ	Short Hills	Fee	100.0%		Acquired 2020	94.1%	1,413,319	Bloomingdale's, Macy's, Neiman Marcus, Nordstrom, Industrious, Eataly
51.	Mall at University Town Center, The	FL	Sarasota	Fee	50.0	% (4)	Acquired 2020	91.9%	858,640	Dillard's, Macy's, Saks Fifth Avenue, Dick's House of Sport (6)
52.	Mall of Georgia	GA	Buford (Atlanta)	Fee	100.0%		Built 1999	98.2%	1,853,230	Dillard's, Macy's, JCPenney, Belk, Dick's Sporting Goods, Barnes & Noble, Havertys Furniture, Regal Cinema, Von Maur
53.	Mall of New Hampshire, The	NH	Manchester	Fee and Ground Lease (2027-2029) (7)	56.4	% (4)	Acquired 1999	97.2%	801,791	Macy's, JCPenney, Best Buy, Dick's Sporting Goods, Dave & Buster's
54.	Mall of San Juan, The	PR	San Juan	Fee	100.0	% (10)	Acquired 2020	94.5%	674,733	H&M, Zara, Pottery Barn, Urban Outfitters, Anthropologie
55.	McCain Mall	AR	N. Little Rock	Fee	100.0%		Built 1973	84.3%	789,502	Dillard's, JCPenney, Regal Cinema
56.	Meadowood Mall	NV	Reno	Fee	50.0	% (4)	Acquired 2007	97.2%	931,167	Macy's (8), JCPenney, Dick's Sporting Goods, Crunch Fitness, Round 1
57.	Menlo Park Mall	NJ	Edison (New York)	Fee	100.0%		Acquired 1997	97.9%	1,294,588	Nordstrom, Macy's, Barnes & Noble, AMC Dine-In Theatre, Round 1 (6)
58.	Miami International Mall	FL	Miami	Fee	95.0%		Built 1982	98.0%	1,080,449	Macy's (8), JCPenney, Elev8 Fun Indoor Adventure Park (6)
59.	Midland Park Mall	TX	Midland	Fee	100.0%		Built 1980	99.9%	645,652	Dillard's (8), JCPenney, Ross, Dick's Sporting Goods
60.	Miller Hill Mall	MN	Duluth	Fee	100.0%		Built 1973	99.4%	820,001	JCPenney, Barnes & Noble, DSW, Dick's Sporting Goods, Essentia Health West, Essentia Health East
61.	North East Mall	TX	Hurst (Dallas)	Fee	100.0%		Built 1971	96.6%	1,543,932	Dillard's, Macy's, JCPenney, Dick's Sporting Goods, Cinemark Theatres, Primark (6)

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Larger Retailers and Uses
62.	Northshore Mall	MA	Peabody (Boston)	Fee	56.4	% (4)	Acquired 1999	94.0%	1,591,152	JCPenney, Macy's (8), Barnes & Noble, Shaw's Grocery, The Container Store, Tesla Sales and Service, Life Time Athletic, L.L. Bean, Arhaus Furniture, Dick's House of Sport (6)
63.	Ocean County Mall	NJ	Toms River (New York)	Fee	100.0%		Acquired 1998	96.8%	889,856	Macy's, Boscov's, JCPenney, LA Fitness, HomeSense, Ulta
64.	Orland Square	IL	Orland Park (Chicago)	Fee	100.0%		Acquired 1997	99.8%	1,229,301	Macy's, JCPenney, Dave & Buster's, Von Maur
65.	Penn Square Mall	OK	Oklahoma City	Ground Lease (2060)	94.5%		Acquired 2002	95.0%	1,082,982	Macy's, Dillard's (8), JCPenney, AMC Theatres, The Container Store
66.	Pheasant Lane Mall	NH	Nashua	-	—	% (11)	Acquired 2002	97.0%	977,460	JCPenney, Target, Macy's, Dick's Sporting Goods, The Nash Casino
67.	Phillips Place	NC	Charlotte	Fee	100.0%		Acquired 2025	95.1%	132,805	RH, The Palm Restaurant, Ralph Lauren, Taylor Richards & Conger
68.	Phipps Plaza	GA	Atlanta	Fee	100.0%		Acquired 1998	93.1%	1,127,024	Saks Fifth Avenue, Nordstrom, AMC Theatres, Arhaus Furniture, Legoland Discovery Center, AC Hotel by Marriott, Life Time Athletic, Life Time Work, Nobu Hotel and Restaurant, (15)
69.	Plaza Carolina	PR	Carolina (San Juan)	Fee	100.0%		Acquired 2004	83.9%	1,154,214	JCPenney, Tiendas Capri, Econo, T.J. Maxx, Caribbean Cinemas, Burlington
70.	Prien Lake Mall	LA	Lake Charles	Fee and Ground Lease (2040) (7)	100.0%		Built 1972	92.5%	717,956	Dillard's, JCPenney, Cinemark Theatres, Kohl's, Dick's Sporting Goods, T.J. Maxx/HomeGoods
71.	Quaker Bridge Mall	NJ	Lawrenceville	Fee	50.0	% (4)	Acquired 2003	99.4%	1,079,938	Macy's, JCPenney
72.	Rockaway Townsquare	NJ	Rockaway (New York)	Fee	100.0%		Acquired 1998	97.1%	1,241,645	Macy's, JCPenney, Raymour & Flanigan, Dick's House of Sport (6)
73.	Roosevelt Field	NY	Garden City (New York)	Fee and Ground Lease (2090) (7)	100.0%		Acquired 1998	96.6%	2,349,159	Bloomingdale's, Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, AMC Entertainment, Neiman Marcus, Primark, Residence Inn by Marriott, AC Hotel by Marriott (6)
74.	Ross Park Mall	PA	Pittsburgh	Fee	100.0%		Built 1986	99.3%	1,185,112	JCPenney, Nordstrom, L.L. Bean, Macy's (8), Crate & Barrel, Dick's House of Sport
75.	Santa Rosa Plaza	CA	Santa Rosa	Fee	100.0%		Acquired 1998	97.9%	697,764	Macy's, Dave & Buster's (6)
76.	Shops at Chestnut Hill, The	MA	Chestnut Hill (Boston)	Fee	94.4%		Acquired 2002	95.6%	470,264	Bloomingdale's (8)
77.	Shops at Clearfork, The	TX	Fort Worth	Fee	45.0	% (4)	Built 2017	88.6%	552,573	Neiman Marcus, Arhaus Furniture, AMC Theatres, (15)
78.	Shops at Crystals, The	NV	Las Vegas	Fee	50.0	% (4)	Acquired 2016	97.5%	282,964	Aria Resort and Casino (14), Prada, Louis Vuitton, Hermes
79.	Shops at Mission Viejo, The	CA	Mission Viejo (Los Angeles)	Fee	51.0	% (4)	Built 1979	94.0%	1,265,373	Nordstrom, Macy's (8), Dick's Sporting Goods, Round 1, Arhaus Furniture (6)
80.	Shops at Riverside, The	NJ	Hackensack (New York)	Fee	100.0%		Acquired 2007	89.6%	726,720	Bloomingdale's, Barnes & Noble, Arhaus Furniture, AMC Theatres, Life Time Studio
81.	Smith Haven Mall	NY	Lake Grove (New York)	Fee	100.0%		Acquired 1995	99.5%	1,257,593	Macy's (8), Dick's Sporting Goods, Barnes & Noble, L.L. Bean, Primark, Stony Brook Medical
82.	South Hills Village	PA	Pittsburgh	Fee	100.0%		Acquired 1997	95.1%	1,126,733	Macy's (8), Barnes & Noble, AMC Cinemas, Dick's Sporting Goods, Target, DSW, Ulta, Von Maur, Ashley HomeStore
83.	South Shore Plaza	MA	Braintree (Boston)	Fee	100.0%		Acquired 1998	92.9%	1,582,160	Macy's, Target, Primark, Dick's House of Sport (6)
84.	Southdale Center	MN	Edina (Minneapolis)	Fee	100.0%		Acquired 2007	94.8%	1,156,103	Macy's, AMC Theatres, Dave & Buster's, RH, Life Time Athletic, Life Time Work/Sport, Kowalski's Market, PuttShack, Homewood Suites by Hilton, (15)
85.	SouthPark	NC	Charlotte	Fee and Ground Lease (2040) (9)	100.0%		Acquired 2002	99.1%	1,699,314	Neiman Marcus, Nordstrom, Macy's, Dillard's, Belk, Dick's Sporting Goods, Arhaus Furniture, The Container Store, (15)
86.	Springfield Mall (1)	PA	Springfield (Philadelphia)	Fee	50.0	% (4)	Acquired 2005	87.1%	610,092	Macy's, Target
87.	St. Charles Towne Center	MD	Waldorf (Washington, DC)	Fee	100.0%		Built 1990	92.0%	979,100	Macy's (8), JCPenney, Kohl's, Dick Sporting Goods, AMC Theatres
88.	St. Johns Town Center	FL	Jacksonville	Fee	50.0	% (4)	Built 2005	99.6%	1,416,958	Nordstrom, Dillard's, Arhaus Furniture, Dick's Sporting Goods, Barnes & Noble, RH, Homewood Suites by Hilton (14), AC Hotel by Marriott
										Target, Ashley Furniture Home Store, Ross, DSW, Burlington (6), PetsMart, Marshalls
89.	Stanford Shopping Center	CA	Palo Alto (San Jose)	Ground Lease (2064)	94.4	% (10)	Acquired 2003	98.8%	1,322,323	Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Crate and Barrel, The Container Store, Wilkes Bashford, RH
90.	Stoneridge Shopping Center	CA	Pleasanton (San Francisco)	Fee	49.9	% (4)	Acquired 2007	97.2%	1,295,577	Macy's (8), JCPenney
91.	Summit Mall	OH	Akron	Fee	100.0%		Built 1965	96.2%	774,217	Dillard's (8), Macy's, Arhaus Furniture

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA		Selected Larger Retailers and Uses
92.	Tacoma Mall	WA	Tacoma (Seattle)	Fee	100.0%		Acquired 1987	94.3%	1,263,980		Nordstrom, Macy's, JCPenney, Dick's Sporting Goods, Nordstrom Rack, Total Wine and More, Ulta, Kohl's
93.	Tippecanoe Mall	IN	Lafayette	Fee	100.0%		Built 1973	93.9%	864,871		Macy's, JCPenney, Kohl's, Dick's Sporting Goods, Malibu Jack's
94.	Town Center at Boca Raton	FL	Boca Raton (Miami)	Fee	100.0%		Acquired 1998	100.0%	1,776,374		Saks Fifth Avenue, Neiman Marcus, Bloomingdale's, Nordstrom, Macy's, Crate & Barrel, The Container Store, Joseph's Classic Market, Arhaus Furniture
95.	Towne East Square	KS	Wichita	Fee	100.0%		Built 1975	100.0%	1,157,209		Dillard's, Von Maur, JCPenney, Round 1, Scheels
96.	Treasure Coast Square	FL	Jensen Beach	Fee	100.0%		Built 1987	94.3%	873,908		Macy's, Dillard's, JCPenney, Regal Cinema, Elev8 Fun Indoor Adventure Park
97.	Twelve Oaks Mall	MI	Novi	Fee	100.0%		Acquired 2020	89.1%	1,520,979		JC Penney, Macy's, Nordstrom, Dick's House of Sport (6)
98.	Tyrone Square	FL	St. Petersburg (Tampa)	Fee	100.0%		Built 1972	84.3%	955,987		Macy's, Dillard's, JCPenney, DSW, Cobb 10 Luxury Theatres, Dick's Sporting Goods, Aldi, PetSmart
99.	University Park Mall	IN	Mishawaka	Fee	100.0%		Built 1979	97.5%	910,370		Macy's, JCPenney, Barnes & Noble
100.	Walt Whitman Shops	NY	Huntington Station (New York)	Fee and Ground Lease (2052) (7)	100.0%		Acquired 1998	97.0%	1,084,890		Saks Fifth Avenue, Bloomingdale’s, Macy’s
101.	Waterside Shops (1)	FL	Naples	Fee	50.0	% (4)	Acquired 2020	100.0%	304,314		Saks Fifth Avenue, Hermes, Gucci, Louis Vuitton, RH (6)
102.	West Town Mall	TN	Knoxville	Fee and Ground Lease (2042)	50.0	% (4)	Acquired 1991	99.4%	1,275,963		Belk (8), Dillard’s, JCPenney, Regal Cinebarre Theatre, Dick's House of Sport, Tesla Sales and Service
103.	Westchester, The	NY	White Plains (New York)	Fee	40.0	% (4)	Acquired 1997	97.0%	802,897		Neiman Marcus, Nordstrom, Crate and Barrel, Arhaus Furniture
104.	Westfarms	CT	West Hartford	Fee	78.9	% (4)	Acquired 2020	99.2%	1,263,850		JC Penney, Macy's (8), Nordstrom, Jordan's Furniture
105.	White Oaks Mall	IL	Springfield	Fee	88.6%		Built 1977	76.3%	922,129		Dick's Sporting Goods, LA Fitness, Michael's, Malibu Jack's, State of Illinois Department of Central Management Services
106.	Wolfchase Galleria	TN	Memphis	Fee	94.5%		Acquired 2002	97.5%	1,147,164		Macy's, Dillard's, JCPenney, Malco Theatres, Primark, Courtyard by Marriott (13)
107.	Woodfield Mall	IL	Schaumburg (Chicago)	Fee	50.0	% (4)	Acquired 2012	97.9%	2,154,656		Nordstrom, Macy's, JCPenney, Enterrium, Peppa Pig World of Play, Primark
108.	Woodland Hills Mall	OK	Tulsa	Fee	94.5%		Acquired 2002	98.4%	1,238,604		Macy's, Dillard's, JCPenney, Scheel's, Holiday Inn Express (14), Courtyard by Marriott (14)
	Total Mall GLA								119,734,147	(17)

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

––
				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
	Premium Outlets
1.	Albertville Premium Outlets	MN	Albertville (Minneapolis)	Fee	100.0%		Acquired 2004	93.8%	301,148	Coach, Gap Outlet, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Under Armour
2.	Allen Premium Outlets	TX	Allen (Dallas)	Fee	100.0%		Acquired 2004	100.0%	548,490

Adidas, Armani Outlet, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Staybridge Suites (13), The North Face, Tommy Hilfiger, Tory Burch, Under Armour

3.	Aurora Farms Premium Outlets	OH	Aurora (Cleveland)	Fee	100.0%		Acquired 2004	91.8%	262,070	Calvin Klein, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour
4.	Birch Run Premium Outlets	MI	Birch Run (Detroit)	Fee	100.0%		Acquired 2010	93.7%	593,925	Adidas, Calvin Klein, Coach, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Pottery Barn/Williams-Sonoma Outlet, Tommy Hilfiger, The North Face, Under Armour
5.	Camarillo Premium Outlets	CA	Camarillo (Los Angeles)	Fee	100.0%		Acquired 2004	99.5%	691,160

Adidas, Calvin Klein, Coach, Columbia Sportswear, Giorgio Armani, H&M, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Tory Burch, Toys R Us, Under Armour

6.	Carlsbad Premium Outlets	CA	Carlsbad (San Diego)	Fee	100.0%		Acquired 2004	100.0%	288,899	Adidas, Calvin Klein, Coach, Gap Factory, Kate Spade New York, Michael Kors, Nike Unite, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Tory Burch, Skechers, Under Armour
7.	Carolina Premium Outlets	NC	Smithfield (Raleigh)	Fee	100.0%		Acquired 2004	97.4%	439,078	Adidas, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
8.	Charlotte Premium Outlets	NC	Charlotte	Fee	50.0	% (4)	Built 2014	99.8%	398,386	Adidas, Coach, Columbia Sportswear, Gap Outlet, Guess, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
9.	Chicago Premium Outlets	IL	Aurora (Chicago)	Fee	100.0%		Built 2004	98.0%	685,056	Adidas, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Pottery Barn Outlet, Under Armour
10.	Cincinnati Premium Outlets	OH	Monroe (Cincinnati)	Fee	100.0%		Built 2009	98.2%	398,932	Adidas, Calvin Klein, Coach, Gap Outlet, J.Crew, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Tory Burch, Under Armour
11.	Clarksburg Premium Outlets	MD	Clarksburg (Washington, DC)	Fee	66.0	% (4)	Built 2016	96.0%	381,671

Armani Outlet, A/X Armani Exchange, Adidas, Calvin Klein, Coach, Columbia Sportswear, Kate Spade New York, Lafayette 148 New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, Tommy Hilfiger, Tory Burch, Under Armour, Vince

12.	Clinton Premium Outlets	CT	Clinton	Fee	100.0%		Acquired 2004	100.0%	276,229	Adidas, Calvin Klein, Coach, Gap Outlet, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
13.	Denver Premium Outlets	CO	Thornton (Denver)	Fee	100.0%		Built 2018	98.3%	328,107

Adidas, A/X Armani Exchange, Calvin Klein, Coach, Gap Outlet, H&M, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Tory Burch, Under Armour, Vineyard Vines, Staybridge Suites (14)

14.	Desert Hills Premium Outlets	CA	Cabazon (Palm Springs)	Fee	100.0%		Acquired 2004	100.0%	656,950

Alexander McQueen, Armani Outlet, Balenciaga, Bottega Veneta, Brunello Cucinelli, Burberry, Coach, Fendi, Ferragamo, Gucci, Jimmy Choo, Loro Piana, Marc Jacobs, Moncler, Nike, Polo Ralph Lauren, Prada, Saint Laurent, Stuart Weitzman, Tory Burch, Valentino, Zegna

15.	Ellenton Premium Outlets	FL	Ellenton (Tampa)	Fee	100.0%		Acquired 2010	97.1%	477,175	Adidas, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
16.	Finger Lakes Premium Outlets	NY	Waterloo	Fee	100.0%		Acquired 2004	65.5%	413,558

American Eagle Outfitters, Banana Republic, Brooks Brothers, Calvin Klein, Chico’s, Coach, Columbia Sportswear, H&M, J.Crew, Kate Spade New York, Levi's, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Under Armour

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

––
				Ownership Interest		Year Built
				(Expiration if	Legal	Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership	Acquired	Occupancy (5)	Total GLA	Selected Tenants
17.	Folsom Premium Outlets	CA	Folsom (Sacramento)	Fee	100.0%	Acquired 2004	98.4%	295,993	Adidas, Banana Republic, Calvin Klein, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Tommy Hilfiger, Under Armour
18.	Gilroy Premium Outlets	CA	Gilroy (San Jose)	Fee	100.0%	Acquired 2004	92.4%	502,867	Adidas, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger
19.	Gloucester Premium Outlets	NJ	Blackwood (Philadelphia)	Fee	66.7%	Built 2015	96.6%	377,907

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Columbia Sportswear, Gap Outlet, Guess, Levi's, J. Crew, Loft Outlet, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Under Armour, Vera Bradley

20.	Grand Prairie Premium Outlets	TX	Grand Prairie (Dallas)	Fee	100.0%	Built 2012	100.0%	419,523

Banana Republic, Bloomingdale's The Outlet Store, Coach, Columbia Sportswear, Dickies, Fan Outfitters, JD Sports, Kate Spade New York, J.Crew, Michael Kors, Nike, Psycho Bunny, Polo Ralph Lauren, Tommy Hilfiger, Under Armour, Vera Bradley

21.	Grove City Premium Outlets	PA	Grove City (Pittsburgh)	Fee	100.0%	Acquired 2010	91.4%	525,904	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour
22.	Gulfport Premium Outlets	MS	Gulfport	Ground Lease (2059)	100.0%	Acquired 2010	91.9%	297,498	Banana Republic, Chico's, Coach, Gap Outlet, H&M, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
23.	Hagerstown Premium Outlets	MD	Hagerstown (Baltimore/Washington, DC)	Fee	100.0%	Acquired 2010	69.5%	485,670	American Eagle Outfitters, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Kate Spade New York, Loft Outlet, The North Face, Under Armour
24.	Houston Premium Outlets	TX	Cypress (Houston)	Fee	100.0%	Built 2008	100.0%	556,074

Ann Taylor, Armani Outlet, A/X Armani Exchange, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Gap Outlet, Holiday Inn Express (14), JD Sports, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Tory Burch, Victoria's Secret

25.	Indiana Premium Outlets	IN	Edinburgh (Indianapolis)	Fee	100.0%	Acquired 2004	97.5%	378,389	Adidas, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
26.	Jackson Premium Outlets	NJ	Jackson (New York)	Fee	100.0%	Acquired 2004	96.7%	285,575	Adidas, American Eagle Outfitters, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Loft Outlet, Kate Spade New York, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
27.	Jersey Shore Premium Outlets	NJ	Tinton Falls (New York)	Fee	100.0%	Built 2008	100.0%	434,765

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour, Vineyard Vines

28.	Johnson Creek Premium Outlets	WI	Johnson Creek	Fee	100.0%	Acquired 2004	90.7%	275,063	Adidas, Banana Republic, Calvin Klein, Gap Outlet, Loft Outlet, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
29.	Kittery Premium Outlets	ME	Kittery	Fee and Ground Lease (2049) (7)	100.0%	Acquired 2004	96.1%	261,974	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Nike, Polo Ralph Lauren, Tommy Hilfiger, Tumi, Vineyard Vines (6)
30.	Las Americas Premium Outlets	CA	San Diego	Fee	100.0%	Acquired 2007	97.5%	689,452	Adidas, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Kate Spade New York, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour
31.	Las Vegas North Premium Outlets	NV	Las Vegas	Fee	100.0%	Built 2003	100.0%	675,750

All Saints, Armani Outlet, A/X Armani Exchange, Banana Republic, Burberry, Canali, CH Carolina Herrera, Cheesecake Factory, Coach, David Yurman, Dolce & Gabbana, Etro, Jimmy Choo, John Varvatos, Lululemon, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Roberto Cavalli, Salvatore Ferragamo, Shake Shack, Tory Burch

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

––
				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
32.	Las Vegas South Premium Outlets	NV	Las Vegas	Fee	100.0%		Acquired 2004	99.4%	535,621

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, Guess, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour, Round 1

33.	Lee Premium Outlets	MA	Lee	Fee	100.0%		Acquired 2010	84.8%	223,611	Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Kate Spade New York, Levi's, Loft Outlet, Michael Kors, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Under Armour
34.	Leesburg Premium Outlets	VA	Leesburg (Washington, DC)	Fee	100.0%		Acquired 2004	97.5%	478,434

Adidas, Ann Taylor, Armani Outlet, A/X Armani Exchange, Brooks Brothers, Burberry, Coach, Columbia Sportswear, J.Crew,  Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Pottery Barn Outlet, Salvatore Ferragamo, Tory Burch, Under Armour, Vineyard Vines, Williams-Sonoma

35.	Lighthouse Place Premium Outlets	IN	Michigan City (Chicago, IL)	Fee	100.0%		Acquired 2004	87.4%	444,045	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, Guess, H&M, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour
36.	Merrimack Premium Outlets	NH	Merrimack	Fee	100.0%		Built 2012	99.0%	409,081

Ann Taylor, Banana Republic, Bloomingdale's The Outlet Store, Brooks Brothers, Calvin Klein, Coach, J.Crew, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Tory Burch, Under Armour, Vera Bradley, Vineyard Vines

37.	Napa Premium Outlets	CA	Napa	Fee	100.0%		Acquired 2004	99.5%	178,917	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J.Crew, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger
38.	Norfolk Premium Outlets	VA	Norfolk	Fee	65.0	% (4)	Built 2017	99.2%	329,789

A/X Armani Exchange, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, H&M, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Puma, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

39.	North Bend Premium Outlets	WA	North Bend (Seattle)	Fee	100.0%		Acquired 2004	86.5%	189,132	Banana Republic, Coach, Gap Outlet, Levi's, Kate Spade New York, Michael Kors, Nike, Skechers, Under Armour
40.	North Georgia Premium Outlets	GA	Dawsonville (Atlanta)	Fee	100.0%		Acquired 2004	95.8%	536,629

Ann Taylor, Armani Outlet, Banana Republic, Brooks Brothers, Burberry, Calvin Klein, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Pottery Barn, The North Face, Tommy Hilfiger, Tory Burch, West Elm, Williams-Sonoma

41.	Orlando International Premium Outlets	FL	Orlando	Fee	100.0%		Acquired 2010	97.1%	775,231

Adidas, Armani Outlet, Calvin Klein, Carhartt, Coach, Columbia Sportswear, H&M,  J.Crew, Karl Lagerfeld, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, St. John, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

42.	Orlando Vineland Premium Outlets	FL	Orlando	Fee	100.0%		Acquired 2004	99.6%	658,238

Adidas, All Saints, Armani Outlet, Bally, Bottega Veneta, Brunello Cucinelli, Burberry, Calvin Klein, Carolina Herrera, Coach, Ermenegildo Zegna, Gucci, Jimmy Choo, Kate Spade New York, Lacoste, Lululemon, Michael Kors, Nike, Prada, Polo Ralph Lauren, Salvatore Ferragamo, TAG Heuer, The North Face, Tod's, Tommy Hilfiger, Tory Burch, Under Armour, Versace

43.	Petaluma Village Premium Outlets	CA	Petaluma (San Francisco)	Fee	100.0%		Acquired 2004	95.5%	199,261	Adidas, Banana Republic, Brooks Brothers, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Tommy Hilfiger
44.	Philadelphia Premium Outlets	PA	Limerick (Philadelphia)	Fee	100.0%		Built 2007	97.8%	544,765

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, H&M, J.Crew, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Rally House, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

45.	Phoenix Premium Outlets	AZ	Chandler (Phoenix)	Ground Lease (2077)	100.0%		Built 2013	99.8%	356,521	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Factory Store, Guess, Kate Spade New York, Michael Kors, Nike, Tommy Bahama, Tommy Hilfiger, Tumi, Under Armour

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

––
				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
46.	Pismo Beach Premium Outlets	CA	Pismo Beach	Fee	100.0%		Acquired 2010	97.0%	147,903	Calvin Klein, Coach, Guess, Kate Spade New York, Levi's, Nike, Polo Ralph Lauren, Skechers, The North Face, Tommy Hilfiger
47.	Pleasant Prairie Premium Outlets	WI	Pleasant Prairie (Chicago, IL/Milwaukee)	Fee	100.0%		Acquired 2010	95.3%	396,208

Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, Kate Spade New York, J.Crew, Lacoste, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Tory Burch, Under Armour

48.	Pocono Premium Outlets	PA	Tannersville	Fee and Ground Lease (2029) (7)	100.0%		Acquired 2004	99.9%	411,752

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Johnny Rockets, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour, Vera Bradley

49.	Puerto Rico Premium Outlets	PR	Barceloneta	Fee	100.0%		Acquired 2010	98.8%	350,688	Adidas, Calvin Klein, Coach, Gap Outlet, Invicta, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Puma, Tommy Hilfiger
50.	Queenstown Premium Outlets	MD	Queenstown (Baltimore)	Fee	100.0%		Acquired 2010	90.8%	289,596

Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, St. John, Tommy Bahama, Under Armour

51.	Rio Grande Valley Premium Outlets	TX	Mercedes (McAllen)	Fee	100.0%		Built 2006	99.1%	593,720

Adidas, Ann Taylor, Armani Outlet, A/X Armani Exchange, Banana Republic, Burlington, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, H&M, Kate Spade New York, Levi's, Michael Kors, Nike, Pandora, Polo Ralph Lauren, Tommy Hilfiger, Under Armour, Victoria's Secret

52.	Round Rock Premium Outlets	TX	Round Rock (Austin)	Fee	100.0%		Built 2006	100.0%	495,706

Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Duluth Trading Company, Gap Outlet, J.Crew, Kate Spade New York, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour, Embassy Suites (14), (15)

53.	San Francisco Premium Outlets	CA	Livermore (San Francisco)	Fee and Ground Lease (2031) (9)	100.0%		Built 2012	98.7%	697,029

All Saints, Arc'teryx, A/X Armani Exchange, Bloomingdale's The Outlet Store, Bottega Veneta, Brunello Cucinelli, Burberry, CH Carolina Herrera, Coach, Ermenegildo Zegna, Etro, Furla, Gucci, H&M, Jimmy Choo, John Varvatos, Kate Spade New York, Lacoste, Longchamp, MaxMara, Michael Kors, Nike, Polo Ralph Lauren, Prada, Roger Vivier, Sandro & Maje, Salvatore Ferragamo, Stuart Weitzman, The North Face, Tod's, Tory Burch, Under Armour, Versace, Zadig et Voltaire

54.	San Marcos Premium Outlets	TX	San Marcos (Austin/San Antonio)	Fee	100.0%		Acquired 2010	99.0%	730,057

Armani Outlet, Banana Republic, Burberry, CH Carolina Herrera, Dolce & Gabbana, Gucci, J. Crew, Jimmy Choo, Kate Spade New York, Lacoste, Lululemon, Marc Jacobs, Michael Kors, Pandora, Polo Ralph Lauren, Pottery Barn, Saint Laurent Paris, Salvatore Ferragamo, Stuart Weitzman, The North Face, Tommy Bahama, Tory Burch, Versace, Vineyard Vines

55.	Seattle Premium Outlets	WA	Tulalip (Seattle)	Ground Lease (2079)	100.0%		Built 2005	98.3%	554,811

Adidas, Ann Taylor, Arc'teryx, Armani Outlet, Banana Republic, Burberry, Calvin Klein, Coach, Columbia Sportswear, Kate Spade New York, Lululemon, Michael Kors, Nike, Polo Ralph Lauren, Stuart Weitzman, The North Face, Tommy Bahama, Tommy Hilfiger, Tory Burch, Under Armour

56.	Silver Sands Premium Outlets	FL	Destin	Fee	50.0	% (4)	Acquired 2012	90.9%	446,012

Adidas, Banana Republic, Brooks Brothers, Coach, Columbia Sportswear, J.Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Puma, The North Face, Tommy Hilfiger, Tory Burch, Under Armour, Vera Bradley

57.	St. Augustine Premium Outlets	FL	St. Augustine (Jacksonville)	Fee	100.0%		Acquired 2004	99.8%	327,754

Adidas,  Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet,  J.Crew, Kate Spade New York, Lucky Brand, Nike, Polo Ralph Lauren, Puma, St. John, Tommy Hilfiger, Under Armour

58.	St. Louis Premium Outlets	MO	St. Louis (Chesterfield)	Fee	60.0	% (4)	Built 2013	97.4%	351,416	Adidas, Ann Taylor, Brooks Brothers, Coach, Gap Outlet, H&M, J. Crew, Kate Spade New York, Levi's, Michael Kors, Nike, Polo Ralph Lauren, Puma, Tommy Hilfiger, Ugg, Under Armour, Vera Bradley

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

––
				Ownership Interest			Year Built
				(Expiration if	Legal		Or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
59.	Tampa Premium Outlets	FL	Lutz (Tampa)	Fee	100.0%		Built 2015	100.0%	468,094

Adidas, A/X Armani Outlet, Banana Republic, BJ's Restaurant and Brewhouse, Brooks Brothers, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J. Crew, Kate Spade New York, Lucky Brand, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Puma, Tommy Hilfiger, Tumi, Under Armour

60.	Tanger Outlets - Columbus (1)	OH	Sunbury (Columbus)	Fee	50.0	% (4)	Built 2016	99.7%	352,797	Banana Republic, Brooks Brothers, Coach, Kate Spade New York, Nike, Polo Ralph Lauren, Under Armour
61.	Tanger Outlets - Galveston/Houston (1)	TX	Texas City	Fee	50.0	% (4)	Built 2012	91.8%	352,705	Banana Republic, Brooks Brothers, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Tommy Hilfiger
62.	Tucson Premium Outlets	AZ	Marana (Tucson)	Fee	100.0%		Built 2015	91.9%	366,102	Adidas, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, Guess, Levi’s, Michael Kors, Nike, Polo Ralph Lauren, Skechers, Tommy Hilfiger, Under Armour
63.	Tulsa Premium Outlets	OK	Jenks (Tulsa)	Fee	100.0%		Built 2024	100.0%	338,472

Abercrombie & Fitch, Adidas, American Eagle Outfitters, Banana Republic, Camp Pickle (6), Cavender's Boot City, Columbia Sportswear, Five Below, Five Below, JD Sports, Loft Outlet, Michael Kors, Nike, Polo Ralph Lauren,  Puma, Skechers, Tory Burch, Ulta, Under Armour

64.	Twin Cities Premium Outlets	MN	Eagan	Fee	35.0	% (4)	Built 2014	97.2%	403,744	Adidas, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, Gap Outlet, J. Crew, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Talbots, Under Armour
65.	Vacaville Premium Outlets	CA	Vacaville	Fee	100.0%		Acquired 2004	96.2%	442,502

Adidas, Banana Republic, Calvin Klein, Coach, Columbia Sportswear, Gap Outlet, J.Crew, Kate Spade New York, Lacoste, Michael Kors, Nike, Polo Ralph Lauren, Skechers, The North Face, Tommy Hilfiger, Under Armour, West Elm Outlet

66.	Waikele Premium Outlets	HI	Waipahu (Honolulu)	Fee	100.0%		Acquired 2004	98.8%	219,379	Adidas, Armani Outlet, Calvin Klein, Coach, Furla, Kate Spade New York, Michael Kors, Polo Ralph Lauren, Swarovski, Tommy Hilfiger, Tory Burch
67.	Williamsburg Premium Outlets	VA	Williamsburg	Fee	100.0%		Acquired 2010	95.0%	507,525

Adidas, American Eagle Outfitters, Ann Taylor, Banana Republic, Brooks Brothers, Calvin Klein, Coach, J.Crew, Kate Spade New York, Levi's, Loft Outlet, Michael Kors, New Balance, Nike, Pandora, Polo Ralph Lauren, Puma, The North Face, Timberland, Tommy Bahama, Tommy Hilfiger, Under Armour, Vera Bradley, Vineyard Vines

68.	Woodburn Premium Outlets	OR	Woodburn (Portland)	Fee	100.0%		Acquired 2013	100.0%	389,223	Adidas, Ann Taylor, Banana Republic, Calvin Klein, Coach, Gap Outlet, Levi's, Michael Kors, Nike, The North Face, Polo Ralph Lauren, Tommy Hilfiger, Tory Burch, Under Armour
69.	Woodbury Common Premium Outlets	NY	Central Valley (New York)	Fee	100.0%		Acquired 2004	98.3%	921,983

Arc'teryx, Armani Outlet, Balenciaga, Balmain, Bottega Veneta, Breitling, Brioni, Brunello Cucinelli, Burberry, Canali, Celine, Chloe, Coach, Dior, Dolce & Gabbana, Dunhill, Fendi, Givenchy, Golden Goose, Gucci, Jimmy Choo, Lacoste, Loewe, Longchamp, Loro Piana, Marc Jacobs, Michael Kors, Moncler, Mulberry, Nike, Polo Ralph Lauren, Prada, Saint Laurent, Salvatore Ferragamo, Santoni, Shake Shack, Stone Island, Stuart Weitzman, Theory, Tod's, Tom Ford, Tory Burch, Valentino, Versace, Zegna

70.	Wrentham Village Premium Outlets	MA	Wrentham (Boston)	Fee	100.0%		Acquired 2004	98.1%	672,948

Adidas, All Saints, Armani Outlet, Banana Republic, Bloomingdale's The Outlet Store, Brooks Brothers, Burberry, Calvin Klein, Coach, Ferragamo, Jimmy Choo, Karl Lagerfeld, Kate Spade New York, Lacoste, Lululemon, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Potterty Barn Outlet, Puma, Theory, Tommy Hilfiger, Tory Burch, Under Armour, Vineyard Vines

	Total U.S. Premium Outlets GLA								30,690,639

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)	Total GLA	Selected Tenants
	The Mills
1.	Arizona Mills	AZ	Tempe (Phoenix)	Fee	100.0%		Acquired 2007	98.5%	1,221,069	Marshalls, Burlington, Ross, Harkins Cinemas & IMAX, Sea Life Center, Legoland, dd's Discounts, Going, Going, Gone by Dick's Sporting Goods, Rainforest Café, Reclectic
2.	Arundel Mills	MD	Hanover (Baltimore)	Fee	59.3	% (4)	Acquired 2007	99.8%	1,955,312

Bass Pro Shops Outdoor World, Burlington, Dave & Buster's, Medieval Times, Off Broadway Shoe Warehouse, T.J. Maxx, Cinemark Egyptian 24 Theatres, Live! Casino Hotel, Ulta, Sun & Ski, Primark, Wayfair Outlet

3.	Colorado Mills	CO	Lakewood (Denver)	Fee	37.5	% (4)	Acquired 2007	99.0%	1,399,610	Off Broadway Shoe Warehouse, Super Target, United Artists Theatre, Burlington, H&M, Dick's Sporting Goods, Arhaus Loft, Slick City Action Park, 2nd & Charles, Springhill Suites (14)
4.	Concord Mills	NC	Concord (Charlotte)	Fee	59.3	% (4)	Acquired 2007	99.8%	1,368,190	Bass Pro Shops Outdoor World, Burlington, Dave & Buster's, Nike Factory Store, Off Broadway Shoes, AMC Theatres, Best Buy, Sea Life Center, H&M, Dick's Sporting Goods, Cavender's Boot City, Primark
5.	Dolphin Mall	FL	Miami	Fee	100.0%		Acquired 2020	99.3%	1,404,076	Bass Pro Shops, Cobb Theatres, Burlington (8), Dave & Busters, Vivo!, Primark
6.	Grapevine Mills	TX	Grapevine (Dallas)	Fee	59.3	% (4)	Acquired 2007	100.0%	1,779,663

Burlington, Marshalls, AMC Theatres, Sun & Ski Sports, Legoland Discovery Center, Sea Life Center, Ross, H&M, Round 1 Entertainment, Fieldhouse USA, Rainforest Café, Meow Wolf, Macy's Backstage, Cavender's Boot City, Primark, Springhill Suites (14), Hyatt Place (14), Hawthorn (14)

7.	Great Mall	CA	Milpitas (San Jose)	Fee and Ground Lease (2049) (7)	100.0%		Acquired 2007	100.0%	1,365,059	Camille La Vie, Kohl's, Dave & Buster's, Burlington, Marshalls, Nike Factory Store, Century Theatres, Dick's Sporting Goods, Legoland Discovery Center, Altitude Trampoline Park (6)
8.	Great Lakes Crossing Outlets	MI	Auburn Hills	Fee	100.0%		Acquired 2020	97.2%	1,355,126	AMC Theatre, Bass Pro Shops, Burlington, Round 1, Nordstrom Rack, Dick's Sporting Goods, Primark
9.	Gurnee Mills	IL	Gurnee (Chicago)	Fee	100.0%		Acquired 2007	99.1%	1,931,339

Bass Pro Shops Outdoor World, Burlington, Kohl's, Marshalls Home Goods, Marcus Cinemas, Value City Furniture, Off Broadway Shoe Warehouse, Macy's, Floor & Decor, Dick's Sporting Goods, Rainforest Café, 2nd & Charles, Hobby Lobby, Round 1, Primark

10.	Katy Mills	TX	Katy (Houston)	Fee	62.5	% (4) (2)	Acquired 2007	98.6%	1,679,417	Bass Pro Shops Outdoor World, Books-A-Million, Burlington, Marshalls, Sun & Ski Sports, AMC Theatres, Tilt, Ross, H&M, Primark, Rainforest Café, Slick City
11.	Mills at Jersey Gardens, The	NJ	Elizabeth	Fee	100.0%		Acquired 2015	100.0%	1,309,390

Burlington, Cohoes, AMC Theatres, Marshalls, Nike Factory Store, H&M, Tommy Hilfiger, Bloomingdale's Outlet, Pottery Barn Outlet, Primark, Round 1, Residence Inn (14), Courtyard by Marriott (14), Embassy Suites (14), Country Inn & Suites (14)

12.	Ontario Mills	CA	Ontario (Riverside)	Fee	50.0	% (4)	Acquired 2007	100.0%	1,430,423	Burlington, Nike Factory Store, Marshalls, Nordstrom Rack, Dave & Buster's, Camille La Vie, AMC Theatres, Uniqlo, Skechers Superstore, Rainforest Café, Pottery Barn + West Elm Outlet
13.	Opry Mills	TN	Nashville	Fee	100.0%		Acquired 2007	99.3%	1,119,934	Regal Cinema & IMAX, Dave & Buster's, Sun & Ski, Bass Pro Shops Outdoor World, H&M, Madame Tussauds, TJ Maxx, Rainforest Café, Aquarium Restaurant
14.	Outlets at Orange, The	CA	Orange (Los Angeles)	Fee	100.0%		Acquired 2007	98.0%	864,082	Barnes & Noble, Dave & Buster’s, AMC Theatres, Nordstrom Rack, Bloomingdale's the Outlet Store, Guitar Center, Nike Factory Store
15.	Potomac Mills	VA	Woodbridge (Washington, DC)	Fee	100.0%		Acquired 2007	99.4%	1,564,823	Marshalls, T.J. Maxx, JCPenney, Burlington, Nordstrom Rack, Costco Warehouse, AMC Theatres, Bloomingdale's Outlet, Round 1, Primark, Akira
16.	Sawgrass Mills	FL	Sunrise (Miami)	Fee	100.0%		Acquired 2007	98.9%	2,365,454	BrandsMart USA, Burlington, Marshalls, Nordstrom Rack, Target, T.J. Maxx, Regal Cinema, Bloomingdale's Outlet, Dick's Sporting Goods, Primark, HomeSense, AC Hotel by Marriott
	Total Mills Properties GLA								24,112,967

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

U.S. Properties

				Ownership Interest			Year Built
				(Expiration if	Legal		or
	Property Name	State	City (CBSA)	Lease) (3)	Ownership		Acquired	Occupancy (5)		Total GLA		Selected Tenants
	Lifestyle Centers
1.	ABQ Uptown	NM	Albuquerque	Fee	100.0%		Acquired 2011	99.6%		228,833		Anthropologie, Apple, Pottery Barn
2.	Hamilton Town Center	IN	Noblesville (Indianapolis)	Fee	50.0	% (4)	Built 2008	98.9%		679,382		JCPenney, Dick's Sporting Goods, DSW, Emagine Noblesville, Total Wine & More, BJ's Wholesale, Big Blue Swim School, Ross Dress for Less, Nordstrom Rack
3.	Liberty Tree Mall	MA	Danvers (Boston)	Fee	49.1	% (4)	Acquired 1999	88.4%		861,398		Marshalls, Target, Kohl's, Best Buy, Staples, AMC Theatres, Nordstrom Rack, Off Broadway Shoes, Sky Zone, Total Wine & More, Aldi
4.	Northgate Station	WA	Seattle	Fee	100.0%		Redeveloped 2021	N/A	(16)	412,720	(16)	Kraken Community Iceplex, Barnes & Noble, Nordstrom Rack, Residence Inn by Marriott (6)
5.	Pier Park	FL	Panama City Beach	Fee	65.6	% (4)	Built 2008	93.7%		944,846		Dillard's, JCPenney, Target, Grand Theatres, Ron Jon Surf Shop, Margaritaville, Marshalls, Dave & Buster's, Skywheel, Pirates Voyage
6.	University Park Village	TX	Fort Worth	Fee	100.0%		Acquired 2015	100.0%		171,857		Anthropologie, Apple, Pottery Barn
	Total Lifestyle Centers GLA									3,299,036

	Other Properties
1 - 12.	Other Properties									10,593,367
	Total Other GLA									10,593,367	(17)
	Total U.S. Properties GLA									188,430,156

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

United States Lease Expirations

The following table summarizes lease expiration data for our U.S. malls and Premium Outlets, including Puerto Rico, as of December 31, 2025. The data presented does not consider the impact of renewal options that may be contained in leases.

U.S. MALLS AND PREMIUM OUTLETS LEASE EXPIRATIONS (1)

			Avg. Base	Percentage of Gross
	Number of		Minimum Rent	Annual Rental
Year	Leases Expiring	Square Feet	PSF at 12/31/2025	Revenues (2)
Inline Stores and Freestanding
Month to Month Leases	957	3,221,378	$63.60	3.0%
2026	3,156	10,840,848	$55.63	8.7%
2027	3,067	11,145,893	$60.25	9.7%
2028	2,585	10,514,539	$65.82	10.2%
2029	2,092	8,670,646	$66.19	8.2%
2030	1,488	6,585,520	$75.60	7.1%
2031	786	3,966,562	$70.04	4.0%
2032	654	2,465,174	$91.46	3.3%
2033	713	2,845,373	$97.80	4.0%
2034	772	2,982,331	$99.34	4.3%
2035	852	3,890,609	$101.20	5.5%
2036 and Thereafter	680	3,408,311	$69.85	2.9%
Specialty Leasing Agreements w/ terms in excess of 12 months	2,370	6,732,959	$17.65	1.7%
Anchors
Month to Month Leases	1	59,895	$17.09	0.0%
2026	6	375,321	$20.85	0.0%
2027	13	1,570,417	$5.81	0.1%
2028	18	2,325,205	$5.17	0.2%
2029	17	1,698,901	$6.59	0.2%
2030	18	2,087,074	$6.70	0.2%
2031	18	2,055,372	$5.35	0.2%
2032	4	282,245	$25.21	0.1%
2033	7	1,028,383	$8.48	0.1%
2034	8	709,597	$21.82	0.1%
2035	10	900,858	$12.77	0.1%
2036 and Thereafter	29	2,677,406	$15.65	0.6%
(1)	Does not consider the impact of renewal options that may be contained in leases. Average Base Minimum Rent psf reflects base minimum rent in the respective year of expiration.
(2)	Annual rental revenues represent domestic 2025 consolidated and joint venture combined base rental revenue.

International Properties

Our ownership interests in properties outside the United States are primarily owned through joint venture arrangements.  With the exception of our Premium Outlets in Canada, all of our international joint venture properties are managed by joint ventures in which we share control.

European Investments

At December 31, 2025, we owned 63,355,252 shares, or approximately 22.2%, of Klépierre, which had a quoted market price of $39.61 per share. Klépierre is a publicly traded, Paris-based real estate company which owns, or has an interest in shopping centers located in 13 countries.

As of December 31, 2025, we had a controlling interest in a European investee with interests in 12 Designer Outlet properties, 11 of which are located in Europe and one outlet property is located in Canada. Of the 11 properties in Europe, two are in Italy, two are in the Netherlands, two are in the United Kingdom, two are in France and one each is in Austria, Germany, and Spain. As of December 31, 2025, our legal percentage ownership interests in these entities ranged from 23% to 94%.

As of December 31, 2025, we had a 100% interest in two luxury outlet destinations in Italy. The Mall Luxury Outlets Firenze, in Leccio, nearby Florence, and The Mall Luxury Outlets Sanremo, in Sanremo on the Italian Riviera.

Other International Investments

We hold interests in Premium Outlets, including a 40% interest in ten operating joint venture properties in Japan, a 50% interest in five operating joint venture properties in South Korea, a 50% interest in two operating joint venture properties in Mexico, a 50% interest in two operating joint venture properties in Malaysia, a 50% interest in one operating joint venture in Thailand, a 50% interest in one operating joint venture in Indonesia, and a 50% interest in three joint venture properties in Canada. The ten Japanese Premium Outlets operate in various cities throughout Japan and comprise over 3.9 million square feet of GLA and were 99.9% leased as of December 31, 2025.

We also have an interest in operating joint ventures that own full-price malls located in the People’s Republic of China and in South Korea. Our ownership in these properties ranges from 17% to 49%.

The following property tables summarize certain data for our international properties as of December 31, 2025 and do not include our equity investment in Klépierre.

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective		Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	Year Built	Leasable Area (1)	Selected Tenants
	AUSTRIA
1.	Parndorf Designer Outlet	Vienna	Fee	90.0%	2005	118,000	Adidas, Armani, Bally, Burberry, Calvin Klein, Coach, Dolce & Gabbana, Furla, Geox, Gucci, Guess, Michael Kors, Moncler, Nike, Polo Ralph Lauren, Porsche Design, Prada, Puma, Tommy Hilfiger, Zegna
	Subtotal Austria					118,000
	CANADA
2.	Toronto Premium Outlets	Toronto (Ontario)	Fee	50.0%	2013	504,900	Adidas, Armani, Burberry, Calvin Klein, Coach, Eddie Bauer, Gap, Gucci, Guess, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Saks Fifth Avenue, Tommy Hilfiger, Tory Burch, Under Armour
3.	Premium Outlets Montreal	Montreal (Quebec)	Fee	50.0%	2014	367,500	Adidas, Calvin Klein, Coach, Gap, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger, Under Armour
4.	Premium Outlet Collection Edmonton International Airport	Edmonton (Alberta)	Ground Lease (2072)	50.0%	2018	421,900	Adidas, Calvin Klein, Coach, Gap Factory, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
5.	Vancouver Designer Outlets	Vancouver	Ground Lease (2072)	45.0%	2015	326,000	Adidas, Armani, Calvin Klein, Coach, Gap, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Tommy Hilfiger, Under Armour
	Subtotal Canada					1,620,300
	CHINA
6.	CityOn.Xian	Xi'an	Ground Lease (2051)	25.0%	Acquired 2020	995,000	Wangfujing
7.	CityOn.Zhengzhou	Zhengzhou	Ground Lease (2051)	24.5%	Acquired 2020	919,000	G-Super, Wangfujing
	Subtotal China					1,914,000
	FRANCE
8.	Paris-Giverny Designer Outlet	Vernon (Normandy)	Fee	73.8%	2023	228,000	Adidas, Calvin Klein, Coach, Dolce & Gabana, Guess, Moncler, Nike, Puma, Superdry, Tommy Hilfiger, Under Armour, Woolrich
9.	Provence Designer Outlet	Miramas	Fee	90.0%	2017	269,000	Armani, Calvin Klein, Guess, Michael Kors, Nike, Polo Ralph Lauren, Puma, Timberland, Tommy Hilfiger
	Subtotal France					497,000
	GERMANY
10.	Ochtrup Designer Outlets	Ochtrup	Fee	70.5%	2016	191,500	Adidas, Calvin Klein, Guess, Lindt, Nike, Puma, Samsonite, Schiesser, Seidensticker, Tom Tailor, Vero Moda
	Subtotal Germany					191,500
	INDONESIA
11.	Jakarta Premium Outlets	Tangerang	Fee	50.0%	2025	302,000	Adidas, Bally, Coach, Guess, Kate Spade, Nike
	Subtotal Indonesia					302,000
	ITALY
12.	La Reggia Designer Outlet	Marcianise (Naples)	Fee	90.0%	2010	344,000	Adidas, Armani, Calvin Klein, Coach, Guess, Liu Jo, Michael Kors, Nike, Pinko, Polo Ralph Lauren, Puma, Timberland, Tommy Hilfiger
13.	Noventa Di Piave Designer Outlet	Venice	Fee	90.0%	2008	353,000

Adidas, Armani, Bally, Bottega Veneta, Burberry, Calvin Klein, Coach, Dolce & Gabanna, Fendi, Furla, Gucci, Loro Piana, Michael Kors, Nike, Pinko, Polo Ralph Lauren, Prada, Salvatore Ferragamo, Sergio Rossi,Tommy Hilfiger, Valentino, Versace, Zegna

14.	The Mall Luxury Outlets Firenze	Florence	Fee	100.0%	Acquired 2025	264,750	Alexander McQueen, Armani, Balenciaga, Burberry, Coach, Dolce & Gabana, Fendi, Ferragamo, Gucci, Jimmy Choo, Saint Laurent, Tom Ford, Valentino, Versace, Zegna
15.	The Mall Luxury Outlets Sanremo	Sanremo	Fee	100.0%	Acquired 2025	122,300	Alexander McQueen, Armani, Balenciaga, Burberry, Dolce & Gabana, Ferragamo, Gucci, Jimmy Choo, Moncler, Saint Laurent, Valentino, Versace, Zegna
	Subtotal Italy					1,084,050

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective		Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	Year Built	Leasable Area (1)	Selected Tenants
	JAPAN
16.	Ami Premium Outlets	Ami (Tokyo)	Fee	40.0%	2009	315,000	Adidas, Beams, Coach, Gap Outlet, Kate Spade New York, Michael Kors, Polo Ralph Lauren, Puma, TaylorMade, Tommy Hilfiger
17.	Fukaya-Hanazono Premium Outlets	Fukaya City (Saitama)	Ground Lease (2042)	40.0%	2022	296,300	Adidas, Armani, Bally, Coach, Dsquared2, Furla, Marc Jacobs, Michael Kors, New Balance, Nike, Polo Ralph Lauren, Puma, Theory, Tommy Hilfiger, Tory Burch, Vans
18.	Gotemba Premium Outlets	Gotemba City (Tokyo)	Fee	40.0%	2000	659,500

Adidas, Armani, Balenciaga, Bally, Beams, Bottega Veneta, Burberry, Coach, Dolce & Gabbana, Dunhill, Gap Outlet, Gucci, Loro Piana, Michael Kors, Moncler, Nike, Polo Ralph Lauren, Prada/Miu Miu, Puma, Tod's, Tory Burch, United Arrows

19.	Kobe-Sanda Premium Outlets	Hyougo-ken (Osaka)	Ground Lease (2026)	40.0%	2007	441,000	Adidas, Armani, Bally, Beams, Coach, Dolce & Gabbana, Gap Outlet, Gucci, Kate Spade New York, Marc Jacobs, Michael Kors, Nike, Prada/Miu Miu, Tod's, Tommy Hilfiger, United Arrows, Valentino
20.	Rinku Premium Outlets	Izumisano (Osaka)	Ground Lease (2031)	40.0%	2000	512,500

Adidas, Armani, Bally, Beams, Brooks Brothers, Burberry, Coach, Dunhill, Furla, Gap Outlet, Kate Spade New York, Lanvin Collection, Michael Kors, Nike, Olive des Olive, Polo Ralph Lauren, Puma, TaylorMade, Tommy Hilfiger, United Arrows, Zara

21.	Sano Premium Outlets	Sano (Tokyo)	Fee	40.0%	2003	390,800	Adidas, Beams, Coach, Dunhill, Etro, Furla, Gap Outlet, Gucci, Kate Spade New York, Michael Kors, Nike, TaylorMade
22.	Sendai-Izumi Premium Outlets	Izumi Park Town (Sendai)	Ground Lease (2027)	40.0%	2008	164,200	Adidas, Beams, Coach, Gap, Polo Ralph Lauren, Tommy Hilfiger, United Arrows
23.	Shisui Premium Outlets	Shisui (Chiba)	Ground Lease (2033)	40.0%	2013	434,600	Adidas, Beams, Citizen, Coach, Furla, Gap, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Samsonite, Tommy Hilfiger, United Arrows
24.	Toki Premium Outlets	Toki (Nagoya)	Ground Lease (2033)	40.0%	2005	367,700	Adidas, Beams, Coach, Furla, Gap Outlet, Kate Spade New York, Nike, Olive des Olive, Polo Ralph Lauren, Puma, Timberland, Tommy Hilfiger, United Arrows
25.	Tosu Premium Outlets	Fukuoka (Kyushu)	Fee	40.0%	2004	328,400	Adidas, Beams, Coach, Furla, Gap Outlet, Kate Spade New York, Michael Kors, Nike, Olive des Olive, Polo Ralph Lauren, Puma, Tommy Hilfiger, United Arrows
	Subtotal Japan					3,910,000
	MALAYSIA
26.	Johor Premium Outlets	Johor (Singapore)	Fee	50.0%	2011	309,400	Adidas, Calvin Klein, Coach, DKNY, Furla, Gucci, Guess, Michael Kors, Nike, Polo Ralph Lauren, Prada, Puma, Salvatore Ferragamo, Timberland, Tommy Hilfiger, Tory Burch, Zegna
27.	Genting Highlands Premium Outlets	Kuala Lumpur	Fee	50.0%	2017	277,500	Adidas, Coach, Furla, Kate Spade New York, Michael Kors, Nike, Polo Ralph Lauren, Puma
	Subtotal Malaysia					586,900
	MEXICO
28.	Punta Norte Premium Outlets	Mexico City	Fee	50.0%	2004	333,000	Adidas, Calvin Klein, CH Carolina Herrera, Coach, Dolce & Gabbana, Nautica, Nike, Salvatore Ferragamo, Zegna
29.	Premium Outlets Querétaro	Querétaro	Fee	50.0%	2019	274,800	Adidas, Adrianna Papell, Calvin Klein, Guess, Levi's, Nike, Tommy Hilfiger, True Religion, Under Armour
	Subtotal Mexico					607,800
	NETHERLANDS
	Roermond Designer Outlet Phases 2 & 3	Roermond	Fee	90.0%	2005	173,000	Armani, Bally, Burberry, Calvin Klein, Coach, Furla, Gucci, Michael Kors, Moncler, Polo Ralph Lauren, Prada, Swarovski, Tod's, Tommy Hilfiger, UGG, Zegna
	Roermond Designer Outlet Phase 4	Roermond	Fee	46.1%	2017	125,000	Adidas, Karl Lagerfield, Liu Jo, Longchamp, Tag Heuer, Tom Tailor, Woolrich
30.	Subtotal Roermond					298,000
31.	Designer Outlet Roosendaal	Roosendaal	Fee	94.0%	2017	247,500	Adidas, Calvin Klein, Esprit, Guess, Nike, Puma, S. Oliver, Tommy Hilfiger
	Subtotal Netherlands					545,500

Simon Property Group, Inc.

Simon Property Group, L.P.

Property Table

International Properties

		City	Ownership	SPG Effective		Total Gross
	COUNTRY/Property Name	(Metropolitan area)	Interest	Ownership	Year Built	Leasable Area (1)	Selected Tenants
	SOUTH KOREA
32.	Yeoju Premium Outlets	Yeoju (Seoul)	Fee	50.0%	2007	551,600	Adidas, Armani, Burberry, Chloe, Coach, Fendi, Gucci, Michael Kors, Nike, Polo Ralph Lauren, Prada, Salvatore Ferragamo, Tod's, Under Armour, Valentino, Vivienne Westwood
33.	Paju Premium Outlets	Paju (Seoul)	Ground Lease (2040)	50.0%	2011	558,900	Adidas, Armani, Bean Pole, Calvin Klein, Coach, Jill Stuart, Lanvin Collection, Marc Jacobs, Michael Kors, Nike, Polo Ralph Lauren, Puma, Tory Burch, Under Armour, Vivienne Westwood
34.	Busan Premium Outlets	Busan	Fee	50.0%	2013	544,200	Adidas, Armani, Bean Pole, Calvin Klein, Coach, Michael Kors, Nike, Polo Ralph Lauren, The North Face, Tommy Hilfiger
35.	Siehung Premium Outlets	Siehung	Fee	50.0%	2017	444,400	Adidas, Armani, Bean Pole, Calvin Klein, Coach, Michael Kors, Nike, Polo Ralph Lauren, Salvatore Ferragamo, The North Face, Under Armour
36.	Jeju Premium Outlets	Jeju Province	Ground Lease (2041)	50.0%	2021	92,000	Arcteryx, Coach, Golden Goose, Hugo Boss, J. Lindeberg, Moncler
37.	Starfield Anseong	Anseong	Fee	49.0%	Acquired 2020	1,068,000	Shinsegae, E-Mart Traders
38.	Starfield Hanam	Hanam	Fee	17.2%	Acquired 2020	1,709,000	Shinsegae, E-Mart Traders
	Subtotal South Korea					4,968,100
	SPAIN
39.	Málaga Designer Outlet	Málaga	Fee	46.1%	2020	191,000	Adidas, Armani, Calvin Klein, Furla, Guess, Polo Ralph Lauren, Prada, Tommy Hilfiger, Under Armour
	Subtotal Spain					191,000
	THAILAND
40.	Siam Premium Outlets Bangkok	Bangkok	Fee	50.0%	2020	264,000	Adidas, Balenciage, Burberry, Calvin Klein, Coach, Furla, Kate Spade New York, Nike, Skechers, Under Armour
	Subtotal Thailand					264,000
	UNITED KINGDOM
41.	Ashford Designer Outlet	Kent	Fee	45.0%	2000	281,000	Adidas, Calvin Klein, Clarks, Fossil, French Connection, Guess, Kate Spade New York, Nike, Polo Ralph Lauren, Superdry, Tommy Hilfiger
42.	West Midlands Designer Outlet	Cannock (West Midlands)	Fee	23.2%	2021	197,000	Adidas, Calvin Klein, Clarks, Coach, Guess, Kate Spade, Nike, Puma, Superdry, Tommy Hilfiger, Under Armour
	Subtotal United Kingdom					478,000
	TOTAL INTERNATIONAL					17,278,150

FOOTNOTES:

(1)	All gross leasable area listed in square feet.

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

The Governance and Nominating Committee of our Board of Directors (“Board”) has been allocated the oversight of our sustainability policies.  Additionally, the Board has delegated to the Audit Committee the oversight and the annual disclosure of our sustainability programs in the form of an annual sustainability report.

In 2025, we were once again awarded a Green Star rating (2014-2025) - the highest designation awarded for leadership in sustainability performance by the Global Real Estate Sustainability Benchmark.

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

Mortgage and Unsecured Debt

As of December 31, 2025

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
Consolidated Indebtedness:
Secured Indebtedness:
Arizona Mills	3.80%		$91,995		$5,503		09/01/26
Birch Run Premium Outlets	4.21%		123,000		5,177	(2)	02/06/26
Briarwood Mall	3.29%		165,000		5,432	(2)	09/01/26
Calhoun Outlet Marketplace	4.17%		15,821	(19)	1,120		06/01/26
Cherry Creek Shopping Center	3.85%		550,000		21,175	(2)	06/01/28
City Creek Center	7.63%		70,000		5,341	(2)	05/01/29
Dolphin Mall	5.35%	(44)	1,000,000		53,500	(2)	12/09/29	(3)
Domain, The	3.09%		210,000		6,497	(2)	07/01/31
Ellenton Premium Outlets	6.21%		120,000		7,450	(2)	12/01/35
Empire Mall	6.72%		120,000		8,059	(2)	10/01/30
Gaffney Outlet Marketplace	4.17%		25,558	(19)	1,809		06/01/26
Gloucester Premium Outlets	6.12%		75,000		4,593	(2)	03/01/33
Great Lakes Crossing Outlets	6.52%		180,000		11,738	(2)	02/01/33
Grove City Premium Outlets	7.31%		140,000		10,232	(2)	12/01/28	(3)
Gulfport Premium Outlets	7.35%		50,000		3,674	(2)	12/01/28	(3)
Gurnee Mills	3.99%		257,710		10,283	(2)	10/01/26
Hagerstown Premium Outlets	4.26%		68,365		2,912	(2)	02/06/26
La Reggia Designer Outlets Phases 1 & 2	4.44%	(25)	185,964	(30)	15,515		03/31/27
Lee Premium Outlets	4.17%		43,813	(19)	3,102		06/01/26
Mall at Short Hills, The	3.48%		1,000,000		34,800	(2)	10/01/27
Miami International Mall	7.92%		151,980		12,037	(2)	02/06/26
Noventa Di Piave Designer Outlet Phases 1, 2, 3, 4	4.48%		325,899	(30)	14,597	(2)	01/23/26
Ochtrup Designer Outlet	2.10%		58,701	(30)	1,233	(2)	06/30/26
Opry Mills	4.09%		375,000		15,345	(2)	07/01/26
Paris-Giverny Designer Outlet	4.66%	(42)	81,947	(30)	3,815	(2)	06/11/26
Parndorf Designer Outlet	2.00%		212,307	(30)	4,246	(2)	07/04/29
Penn Square Mall	3.84%		310,000		11,910	(2)	01/01/26
Pismo Beach Premium Outlets	3.33%		29,393	(20)	1,922		09/06/26
Pleasant Prairie Premium Outlets	4.00%		145,000		5,793	(2)	09/01/27
Potomac Mills	3.46%		416,000		14,383	(2)	11/01/26
Provence Designer Outlet	4.00%	(33)	110,453	(30)	4,418	(2)	07/27/27	(3)
Queenstown Premium Outlets	3.33%		51,635	(20)	3,376		09/06/26
Roermond Designer Outlet	3.90%		328,726	(30)	12,814	(2)	06/06/29
Roosendaal Designer Outlets	5.40%	(24)	76,311	(30)	4,122	(2)	02/28/29	(3)
Shops at Chestnut Hill, The	6.66%		91,404		7,871		08/31/33
South Park Mall Hotel	4.76%		14,340		1,117		02/01/31
Southridge Mall	3.85%		103,889		4,004	(2)	06/06/23	(8)

Mortgage and Unsecured Debt

As of December 31, 2025

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
Summit Mall	3.31%		$85,000		$2,817	(2)	10/01/26
Syosset Park	5.29%	(16)	85,000		4,494	(2)	04/01/30	(3)
Twelve Oaks Mall	4.85%		260,737		18,987		03/06/28
University Park Village	3.85%		48,927		3,116		05/01/28
White Oaks Mall	6.98%		31,652		2,210	(2)	06/15/27
Williamsburg Premium Outlets	4.23%		185,000		7,824	(2)	02/06/26
Wolfchase Galleria	4.15%		155,152		6,433	(2)	11/01/26
Total Consolidated Secured Indebtedness			$8,226,679
Unsecured Indebtedness:
Simon Property Group, L.P.
Revolving Credit Facility - USD	4.12%	(15)	$460,000		$18,973	(2)	06/30/28	(3)
Global Commercial Paper - USD	4.04%	(4)	355,000		14,337	(2)	01/22/26	(4)
Unsecured Notes - 22C	6.75%		600,000		40,500	(14)	02/01/40
Unsecured Notes - 25C	4.75%		550,000		26,125	(14)	03/15/42
Unsecured Notes - 28B	4.25%		400,000		17,000	(14)	10/01/44
Unsecured Notes - 30B	3.30%		800,000		26,400	(14)	01/15/26
Unsecured Notes - 31B	3.25%		750,000		24,375	(14)	11/30/26
Unsecured Notes - 31C	4.25%		550,000		23,375	(14)	11/30/46
Unsecured Notes - 32B	3.38%		750,000		25,313	(14)	06/15/27
Unsecured Notes - 33B	3.38%		750,000		25,313	(14)	12/01/27
Unsecured Notes - 34B	2.45%		1,250,000		30,625	(14)	09/13/29
Unsecured Notes - 34C	3.25%		1,250,000		40,625	(14)	09/13/49
Unsecured Notes - 35A	2.65%		750,000		19,875	(14)	07/15/30
Unsecured Notes - 35B	3.80%		750,000		28,500	(14)	07/15/50
Unsecured Notes - 36A	1.75%		800,000		14,000	(14)	02/01/28
Unsecured Notes - 36B	2.20%		700,000		15,400	(14)	02/01/31
Unsecured Notes - 37A	1.38%		550,000		7,563	(14)	01/15/27
Unsecured Notes - 37B	2.25%		700,000		15,750	(14)	01/15/32
Unsecured Notes - 38B	2.65%		700,000		18,550	(14)	02/01/32
Unsecured Notes - 39A	5.50%		650,000		35,750	(14)	03/08/33
Unsecured Notes - 39B	5.85%		650,000		38,025	(14)	03/08/53
Unsecured Notes - 40A	6.25%		500,000		31,250	(14)	01/15/34
Unsecured Notes - 40B	6.65%		500,000		33,250	(14)	01/15/54
Unsecured Notes - 41A	4.75%		1,000,000		47,500	(14)	09/26/34
Unsecured Notes - 42 A	4.38%		700,000		30,625	(14)	10/01/30
Unsecured Notes - 42 B	5.13%		800,000		41,000	(14)	10/01/35
Unsecured Notes - Euro 4	1.13%		880,516	(13)	9,906	(6)	03/19/33
Unsecured Bonds - Exchangable Euro 5	3.50%	(41)	862,436	(10)	30,185	(14)	11/14/26
Euro Term Loan - 1	2.60%	(27)	410,908	(40)	10,669	(2)	03/20/27

Mortgage and Unsecured Debt

As of December 31, 2025

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
Total Consolidated Unsecured Indebtedness			$20,368,860
Total Consolidated Indebtedness at Face Amounts			$28,595,539
Premium on Indebtedness			1,065
Discount on Indebtedness			(73,175)
Debt Issuance Costs			(117,853)
Other Debt Obligations			24,599	(18)
Total Consolidated Indebtedness			$28,430,175
Our Share of Consolidated Indebtedness			$27,920,880

Joint Venture Indebtedness:
Secured Indebtedness:
Arundel Mills	7.70%		$360,000		$27,724	(2)	11/01/33
Ashford Designer Outlet	4.80%	(35)	139,271	(21)	6,411	(2)	05/23/27
Aventura Mall -1	4.12%		1,750,000		72,122	(2)	07/01/28
Aventura Mall -2	5.79%	(1)	86,500		5,006	(2)	11/25/30	(3)
Avenues, The	3.60%		100,000		3,600	(2)	02/06/26
Busan Premium Outlets	3.64%		132,960	(17)	4,836	(2)	04/28/28
Cape Cod Mall	6.46%		54,000		3,486	(2)	06/01/35
Charlotte Premium Outlets	4.27%		95,814		5,953		07/01/28
CityOn Xian	3.60%		76,747	(43)	25,131		03/14/29
CityOn Zhengzhou	3.85%		104,827	(43)	4,059		03/22/32
Clarksburg Premium Outlets	3.95%		151,387		9,169		01/01/28
Coconut Point	3.95%		163,459		10,643		10/01/26
Colorado Mills - 1	4.28%		99,243		15,699		11/01/26
Colorado Mills - 2	2.80%		30,000		840	(2)	07/01/31
Concord Mills	6.55%		227,137		17,796		11/01/32
Coral Square Residential	5.74%	(1)	37,150		3,371		04/04/28	(3)
Dadeland Mall	3.11%		352,638		19,879		01/05/27
Dadeland Mall Hotel	6.19%	(1)	30,000		1,856	(2)	12/30/30
Del Amo Fashion Center	3.66%		585,000		21,396	(2)	06/01/27
Domain Westin	5.69%	(1)	60,006		3,413	(2)	08/28/32	(3)
Dover Mall	5.57%		76,292		4,250	(2)	08/06/26
Falls, The	3.45%		150,000		5,175	(2)	09/01/26
Fashion Centre Pentagon	6.74%	(38)	455,000		30,672	(2)	05/09/26
Fashion Valley	5.73%		450,000		25,785	(2)	06/01/33
Florida Mall, The	5.99%	(36)	600,000		35,925	(2)	02/09/27	(3)
Fukaya-Hanazono Premium Outlets	0.70%		68,304	(26)	479	(2)	10/01/32
Galleria, The	5.65%		1,200,000		67,809	(2)	02/01/35
Gardens Mall, The	5.63%		205,000		11,542	(2)	07/15/28

Mortgage and Unsecured Debt

As of December 31, 2025

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
Gotemba Premium Outlets	0.31%		$82,985	(26)	$256	(2)	05/31/27
Grapevine Mills	6.26%		250,000		15,660	(2)	07/01/34
Hamilton Town Center	5.84%	(1)	92,663		6,526		02/24/30	(3)
International Plaza	5.04%		575,000		28,980	(2)	11/01/30
Jakarta Premium Outlet	9.25%		45,619		5,129		12/29/33	(3)
Johor Premium Outlet	5.13%	(7)	2,249	(9)	115	(2)	09/30/31
Katy Mills	5.77%		124,453		9,071		08/01/32
Lakeline Residential	6.69%	(1)	28,617		1,914	(2)	01/16/29	(3)
Lehigh Valley Mall	4.06%		168,348		11,545		11/01/27
Liberty Tree Mall	6.18%	(27)	27,644		2,077		05/03/28
Malaga Designer Outlet	4.28%	(22)	74,551	(30)	3,188	(2)	05/05/28	(3)
Mall at Rockingham Park, The	4.04%		262,000		10,585	(2)	06/01/26
Mall at Millenia, The	5.41%		450,000		24,345	(2)	10/15/29
Mall of New Hampshire, The	4.11%		150,000		6,162	(2)	07/01/28	(3)
Mall at University Town Center, The	3.40%		263,030		14,826		11/01/26
Meadowood Mall	5.70%		99,140		8,028		12/01/26
Norfolk Premium Outlets	4.50%		73,039		4,541		04/01/32
Northshore Mall	6.36%		175,000		11,121	(2)	01/01/31
Paju Premium Outlets	3.75%		38,087	(17)	25,667		03/13/27
Premium Outlet Collection Edmonton IA	3.85%	(37)	99,561	(5)	3,827	(2)	11/30/27	(3)
Premium Outlets Montréal	4.69%		87,539	(5)	4,487		09/01/31
Quaker Bridge Mall	4.50%		180,000		8,100	(2)	05/01/26
Queretaro Premium Outlets	11.03%		19,921	(32)	4,782		12/20/33
Rinku Premium Outlets	0.30%		37,663	(26)	114	(2)	07/31/27
Roermond 4 Designer Outlet	4.02%	(23)	234,804	(30)	9,433	(2)	08/18/30
Roosevelt Field Hotel	6.54%	(34)	48,800		3,700		06/29/27	(3)
Round Rock Residential	5.94%		31,713		1,884	(2)	07/01/29
Sano Premium Outlets	1.28%		29,046	(26)	372	(2)	02/29/28
Shisui Premium Outlets Phase 2	0.68%		5,107	(26)	35	(2)	05/31/29
Shisui Premium Outlets Phase 3	1.03%		16,596	(26)	171	(2)	11/30/28
Shops at Clearfork, The - 1	2.92%	(27)	145,000		4,238	(2)	03/11/30
Shops at Clearfork, The - 2	6.80%	(1)	2,250		153	(2)	03/11/30
Shops at Crystals, The	3.74%		550,000		20,592	(2)	07/01/26
Shops at Mission Viejo, The	6.73%		180,000		12,105	(2)	01/01/35
Siam Premium Outlets Bangkok	4.69%		58,500	(11)	2,744	(2)	06/05/31
Siheung Premium Outlets	4.38%		96,952	(17)	4,246	(2)	03/15/26
Silver Sands Premium Outlets	3.96%		140,000		5,543	(2)	03/01/32
Southdale Hotel	6.04%	(1)	15,155		1,118		06/01/28
Southdale Residential	4.46%		33,348		2,551		10/15/35

Mortgage and Unsecured Debt

As of December 31, 2025

(Dollars in thousands)

	Interest		Face		Annual Debt		Maturity
Property Name	Rate		Amount		Service (1)		Date
Springfield Mall	4.45%		$52,465		$2,334	(2)	10/06/25	(8)
Square One Mall	5.47%		76,187		4,170	(2)	01/06/27
Starfield Anseong	3.75%		237,748	(17)	8,916	(2)	02/28/28
Starfield Hanam	3.72%		468,702	(17)	17,436	(2)	07/28/30
St. Johns Town Center	5.95%		360,000		21,413	(2)	06/01/34
St. Johns Hotel	5.88%		25,500		1,499	(2)	10/30/30
St. Louis Premium Outlets	4.06%		81,887		5,387		10/06/27
Stoneridge Shopping Center	3.50%		330,000		11,550	(2)	09/05/26
Sugarloaf Mills	8.02%		63,882		6,617		05/01/29
Tanger Outlets Columbus	6.25%		71,000		4,439	(2)	10/01/32
Tanger Outlets - Galveston/Houston	5.06%	(12)	60,000		3,035	(2)	06/26/30
Tosu Premium Outlets	0.97%		39,578	(26)	385	(2)	10/31/26
Twin Cities Premium Outlets	6.70%		95,000		6,361	(2)	11/01/34
Vancouver Designer Outlet	5.97%	(39)	120,366	(5)	6,141	(2)	12/01/27	(3)
Waterside Shops	3.86%		154,337		5,957	(2)	04/15/26
Westfarms	7.80%		242,000		18,864	(2)	09/06/28
West Midlands Designer Outlets	7.49%	(28)	87,464	(21)	6,551	(2)	06/06/26
Westchester, The	3.25%		400,000		13,000	(2)	02/01/30
Woodfield Mall	6.71%		294,000		19,730	(2)	12/01/33
Yeoju Premium Outlets	3.85%		38,089	(17)	1,468	(2)	09/28/27

Total Joint Venture Secured Indebtedness at Face Amount			$16,133,320
TMLP Indebtedness at Face Amount			258,980	(29)
Total Joint Venture and TMLP Indebtedness at Face Amount			16,392,300
Debt Issuance Costs			(41,527)
Other Debt Obligations and Other			24,000
Total Joint Venture Indebtedness			$16,374,773
Our Share of Joint Venture Indebtedness			$7,513,924	(31)

Mortgage and Unsecured Debt

As of December 31, 2025

(Dollars in thousands)

(1)	Variable rate loans based on one-month (1M) SOFR plus interest rate spreads ranging from 110 bps to 310 bps. As of December 31, 2025, 1M SOFR was 3.6875%.Requires monthly payment of interest only.
(2)	Requires monthly payment of interest only.
(3)	Includes applicable extension available at the Applicable Borrower's option.
(4)	Reflects the weighted average maturity date and weighted average interest rate of all outstanding tranches of commercial paper at December 31, 2025.
(5)	Amount shown in USD equivalent. CAD Equivalent is 421.5 million.
(6)	Requires annual payment of interest only.
(7)	Variable rate loans based on Cost of Fund plus an interest rate spread of 150 bps. As of December 31, 2025, Cost of Fund was 3.63%.
(8)	Mortgage is outstanding as of 12/31/2025.
(9)	Amount shown in USD Equivalent. Ringgit equivalent is 9.1 million.
(10)	Amount shown in USD equivalent. Euro equivalent is 734.6 million.
(11)	Amount shown in USD equivalent. Baht equivalent is 1.8 billion.
(12)	Variable rate loan based on 1M SOFR plus an interest rate spread of 165 bps. Through an interest rate swap agreement, 1M SOFR is currently fixed at 3.41%.
(13)	Amount shown in USD equivalent. Euro equivalent is 750.0 million.
(14)	Requires semi-annual payments of interest only.
(15)	Credit Facility. As of December 31, 2025, the Credit Facility bears interest at a SOFR index subject to a 8 bps adjustment plus 70.0 bps credit spread. The credit facility provides for different pricing based upon our investment grade rating. Through an interest rate swap agreement, the SOFR index is currently fixed at 3.325%. As of December 31, 2025, $7.7 billion was available after outstanding borrowings and letters of credit under our Credit Facilities.
(16)	Variable rate loan based on 1M SOFR plus an interest rate spread of 160 bps. Through an interest rate cap agreement, 1M SOFR is currently fixed at 5.50%.
(17)	Amount shown in USD equivalent. Won Equivalent is 1.5 trillion.
(18)	City of Sunrise Bond Liability (Sawgrass Mills) and purchase accounting adjustments.
(19)	Loans secured by these three properties are cross-collateralized and cross-defaulted.
(20)	Loans secured by these two properties are cross-collateralized and cross-defaulted.
(21)	Amount shown in USD equivalent. GBP equivalent is 168.5 million.
(22)	Variable rate loan based on 3M EURIBOR plus interest rate spread of 225 bps. Through an interest rate cap agreement 3M EURIBOR is capped at 3.50%.
(23)	Variable rate loan based on 3M EURIBOR plus interest rate spread of 170 bps. Through an interest rate swap agreement 3M EURIBOR is fixed at 2.318%.
(24)	Variable rate loan based on 3M EURIBOR plus an interest rate spread of 240 bps. Through an interest rate swap agreement, 3M EURIBOR is currently fixed at 3.00%.
(25)	Variable rate loan based on 3M EURIBOR plus an interest rate spread of 250bps. Through an interest rate swap agreement, 3M Euribor is currently fixed at 1.7495% on a portion of the balance. As of December 31, 2025, 3M EURIBOR was 2.026%.
(26)	Amount shown in USD Equivalent. Yen equivalent is 43.8 billion.
(27)	Associated with this loan is an interest rate swap agreement that effectively fixes the interest rate on this loan at the all-in rate presented.

Mortgage and Unsecured Debt

As of December 31, 2025

(Dollars in thousands)

(28)	Variable rate loan based on Overnight SONIA plus an interest rate spread of 250bps. Through an interest rate swap agreement, Overnight SONIA is fixed at 4.992%.
(29)	Consists of one property with an interest rate of 5.65% and maturity in 2025. The mortgage was outstanding as of December 31, 2025.
(30)	Amount shown in USD equivalent. Euro equivalent is 1.4 billion.
(31)	Our share of total indebtedness includes a pro rata share of the mortgage debt on joint venture properties, including The Mills Limited Partnership. To the extent total indebtedness is secured by a property, it is non-recourse to us, with the exception of approximately $118.8 million of payment guarantees provided by the Operating Partnership.
(32)	Amount shown in USD equivalent. Peso equivalent is 358.5 million.
(33)	Variable rate loan based on 3M EURIBOR plus an interest rate spread of 200bps. Through an interest rate cap agreement, 3M Euribor is currently fixed at 2.00%.
(34)	Variable rate loan based on 30 day Average SOFR plus an interest rate spread of 275 bps. As of December 31, 2025, 30 day Average SOFR was 3.7866%.
(35)	Variable rate loan based on Overnight SONIA plus an interest rate spread of 215bps. Through an interest rate swap agreement, Overnight SONIA is fixed at 2.14% for a portion of the balance. As of December 31, 2025, Overnight SONIA was 3.726%.
(36)	Variable rate loan based on 1M SOFR plus an interest rate spread of 230 bps. Through an interest rate cap agreement, 1M SOFR is currently fixed at 4.00%.
(37)	Variable rate loan based on one-month CAD-CORRA plus an interest rate spread of 159 bps. As of December 31, 2025, CAD-CORRA was 2.30%.
(38)	Variable rate loan based on 1M SOFR plus an interest rate spread of 305 bps. Through an interest rate cap agreement, 1M SOFR is currently fixed at 3.89%.
(39)	Variable rate loan based on one-month CAD-CORRA plus an interest rate spread of 215 bps. Through an interest rate swap agreement, CAD-CORRA is currently fixed at 3.67% on a portion of the balance. As of December 31, 2025, CAD-CORRA was 2.30%.
(40)	Amount shown in USD equivalent. Euro equivalent is 350.0 million.
(41)	Notes exchangeable into ordinary shares of Klépierre S.A. at a common price of €27.0693.
(42)	Variable rate loan based on 3M EURIBOR plus an interest rate spread of 270bps. Through an interest rate cap agreement, 3M Euribor is currently fixed at 1.75%.
(43)	Amounts shown in USD Equivalent. CNY Equivalent is 1.3 billion.
(44)	Variable rate loan based on 1M Term SOFR plus an interest rate spread of 163bps. Through interest rate swap agreements, 1M Term SOFR is currently fixed at 3.716%.

Mortgage and Unsecured Debt

As of December 31, 2025

(Dollars in thousands)

The changes in consolidated mortgages and unsecured indebtedness for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Balance, Beginning of Year	$24,264,495	$26,033,423	$24,960,286
Additions during period:
New Loan Originations	3,665,036	1,089,989	3,610,389
Loans assumed in acquisitions and consolidation	3,344,979	318,750	—
Net (Discount)/Premium	(6,674)	(6,910)	(43,438)
Net Debt Issuance Costs	(18,882)	(23,298)	(60,891)
Deductions during period:
Loan Retirements	(3,282,812)	(2,960,208)	(2,559,276)
Amortization of Net Discounts/(Premiums)	8,961	5,827	432
Debt Issuance Cost Amortization	32,291	32,477	28,660
Scheduled Principal Amortization	(13,797)	(16,278)	(16,455)
Other	(34,466)	—	—
Foreign Currency Translation	471,044	(209,277)	113,716
Balance, Close of Year	$28,430,175	$24,264,495	$26,033,423

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

Holders

The number of holders of record of common stock outstanding was 957 as of January 31, 2026. The Class B common stock is subject to a voting trust in which David Simon and Eli Simon are trustees. Shares of Class B common stock convert automatically into an equal number of shares of common stock upon the occurrence of certain events and can be converted into shares of common stock at the option of the holders.

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

Common stock cash dividends paid during 2025 aggregated $8.55 per share. Common stock cash dividends during 2024 aggregated $8.10 per share. On February 2, 2026, Simon’s Board of Directors declared a quarterly cash dividend for the first quarter of 2026 of $2.20 per share, payable on March 31, 2026 to shareholders of record on March 10, 2026.

We offer a dividend reinvestment plan that allows Simon’s stockholders to acquire additional shares by automatically reinvesting cash dividends. Shares are acquired pursuant to the plan at a price equal to the prevailing market price of such shares, without payment of any brokerage commission or service charge.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by Simon during the quarter ended December 31, 2025.

Issuances Under Equity Compensation Plans

For information regarding the securities authorized for issuance under our equity compensation plans, see Item 12 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The following table sets forth information regarding Simon’s purchases of shares of common stock during the three months ended December 31, 2025.

			Total number	Approximate
			of shares	value of shares
			purchased as	that may yet
	Total number	Average	part of publicly	be purchased
	of shares	price paid	announced	under
Period	purchased	per share	plans	plans (1)
October 1, 2025 - October 31, 2025	—	$—	—	$2,000,000,000
November 1, 2025 - November 30, 2025	—	$—	—	$2,000,000,000
December 1, 2025 - December 31, 2025	1,246,190	$182.02	1,246,190	$1,773,173,608
	1,246,190	$182.02	1,246,190
(1)	On February 8, 2024, Simon’s Board of Directors authorized a common stock repurchase program under which Simon was permitted to purchase up to $2.0 billion of its common stock during the two-year period commencing February 8, 2024 and ending on February 15, 2026 in the open market or in privately negotiated transactions as market conditions warrant. On February 5, 2026, Simon’s Board of Directors authorized a new common stock repurchase program, which immediately replaced the existing repurchase plan. Under the new plan, Simon may purchase up to $2.0 billion of its common stock during the period ending on February 29, 2028 in the open market or in privately negotiated transactions as market conditions warrant. As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

The Operating Partnership

Market Information

There is no established trading market for units or preferred units.

Holders

The number of holders of record of units was 232 as of January 31, 2026.

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

Distributions during 2025 aggregated $8.55 per unit.  Distributions during 2024 aggregated $8.10 per unit.  On February 2, 2026, Simon’s Board of Directors declared a quarterly cash dividend for the first quarter of 2026 of $2.20 per share, payable on March 31, 2026 to shareholders of record on March 10, 2026.  The distribution rate on the Operating Partnership’s units is equal to the dividend rate on Simon’s common stock.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2025, we issued 4,980,693 units in the Operating Partnership as part of the TRG Acquisition, as further discussed in Note 4.  The issuance of the units was exempt from registration pursuant to Section 4(a)2 of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2025, the Operating Partnership redeemed 4,079 units from three limited partners for $0.7 million in cash.

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of December 31, 2025, we owned or held an interest in 212 income-producing properties in the United States, which consisted of 108 malls, 70 Premium Outlets, 16 Mills, six lifestyle centers, and 12 other retail properties in 38 states and Puerto Rico. In addition, we have redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants, underway at several properties in North America, Europe and Asia. Internationally, as of December 31, 2025, we had ownership in 42 properties primarily located in Asia, Europe, and Canada. As of December 31, 2025, we also owned a 22.2% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company, which owns, or has an interest in, shopping centers located in 13 countries in Europe. We also have interests in investments in retail operations (such as Catalyst Brands LLC, or Catalyst); an e-commerce venture (Rue Gilt Groupe, or RGG, which operates shop.simon.com), and Jamestown (a global real estate investment and management company), collectively, our other platform investments.

As of December 31, 2024, and until October 31, 2025, we owned an 88% noncontrolling interest in The Taubman Realty Group, LLC, or TRG. As further discussed in Note 4 to the financial statements, on October 31, 2025, we acquired the remaining 12% interest which we did not previously own, or the TRG Acquisition.

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

We invest in real estate properties to maximize total financial return which includes both operating cash flows and capital appreciation. We seek growth in earnings, funds from operations, or FFO, real estate FFO, and cash flows by enhancing the profitability and operation of our properties and investments. We seek to accomplish this growth through the following:

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

To support our growth, we employ a three-fold capital strategy:

●	generate the capital necessary to fund growth,
●	maintain sufficient flexibility to access capital in many forms, both public and private, including but not limited to, having in place, the Operating Partnership’s $5.0 billion unsecured revolving credit facility, or the Credit Facility, its $3.5 billion supplemental unsecured revolving credit facility, or its Supplemental Facility, and together, the Credit Facilities and its global unsecured commercial paper note program, or the Commercial Paper program, of $2.0 billion, or the non-U.S. dollar equivalent thereof, and
●	manage our overall financial structure in a fashion that preserves our investment grade credit ratings.

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

Results Overview

Diluted earnings per share and diluted earnings per unit increased $6.91 during 2025 to $14.17 as compared to $7.26 in 2024. The increase in diluted earnings per share and diluted earnings per unit was primarily attributable to:

●	improved operating performance and solid core business fundamentals in 2025, as discussed below,
●	a non-cash gain of $2.9 billion, or $7.56 per diluted share/unit, related to the remeasurement of our previously held 88% noncontrolling equity interest in TRG to fair value as a result of the TRG Acquisition and a non-cash gain of $21.6 million, or $0.06 per diluted share/unit, during the fourth quarter of 2025 related to the disposition of our interest in one unconsolidated property,
●	increased lease income in 2025 of $449.4 million, or $1.19 per diluted share/unit,
●	increased income from unconsolidated entities of $296.8 million, or $0.79 per diluted share/unit, the majority of which is due to improved year-over-year operations from other platform investments and improved operations and core fundamentals in our other unconsolidated entities, partially offset by
●	a pre-tax gain during the first quarter of 2024 on the sale of all our remaining interests in Authentic Brands Group, or ABG, of $414.8 million, or $1.10 per diluted share/unit, and a non-cash pre-tax gain of $100.5 million, or $0.27 per diluted share/unit, during the fourth quarter of 2024 related to the acquisition by J.C. Penney of the retail operations of SPARC Group, partially offset by an other-than-temporary impairment charge of $57.0 million, or $0.15 per diluted share/unit, in the fourth quarter of 2024, representing our pre-development costs associated with an unconsolidated joint venture development project,

●	a net pre-tax loss in 2025 on the disposal, exchange, or revaluation of equity interests of $86.1 million, or $0.23 per diluted share/unit, primarily due to certain restructuring activities within Catalyst and the reduction in carrying value of certain equity instruments,
●	increased depreciation and amortization of $161.1 million, or $0.43 per diluted share/unit, primarily due to acquisition and development activity, the majority of which relates to the TRG Acquisition,
●	an unrealized unfavorable change in fair value of publicly traded equity instruments and derivative instrument, net of $88.7 million, or $0.23 per diluted share/unit, which primarily relates to movements in the fair value of the exchange option within our Klépierre exchangeable bonds,
●	increased interest expense of $69.0 million, or $0.18 per diluted share/unit, primarily due to new USD and EUR bond issuances and the increase in secured debt as a result of the TRG Acquisition, partially offset by USD and EUR bond payoffs,
●	decreased other income of $59.9 million, or $0.16 per diluted share/unit, primarily due to decreased interest income of $56.6 million, or $0.15 per diluted share/unit,
●	increased property operating expenses in 2025 of $51.2 million, or $0.14 per diluted share/unit primarily due to the consolidation of properties in 2025 through our acquisition activity,
●	increased real estate taxes in 2025 of $42.5 million, or $0.11 per diluted share/unit, primarily due to the consolidation of properties in 2025 through acquisition activity and successful property tax appeals in 2024,
●	increased home and regional office costs of $28.5 million, or $0.08 per diluted share/unit, primarily due to increased personnel and compensation costs, including adjustments to performance-based stock compensation accruals to reflect current results and our expectations of future performance, and
●	increased income and other tax expense of $12.5 million, or $0.03 per diluted share/unit, primarily due to transactional activity and favorable year-over-year results of operations from other platform investments.

Portfolio NOI increased 4.7% in 2025 as compared to 2024. Average base minimum rent for U.S. Malls and Premium Outlets increased 4.7% to $60.97 psf as of December 31, 2025, from $58.26 psf as of December 31, 2024. Ending occupancy for our U.S. Malls and Premium Outlets decreased 0.1% to 96.4% as of December 31, 2025, from 96.5% as of December 31, 2024.

Our effective overall borrowing rate at December 31, 2025 on our consolidated indebtedness increased 25 basis points to 3.87% as compared to 3.62% at December 31, 2024. This increase was primarily due to an increase in the effective overall borrowing rate on the fixed rate debt of 25 basis points, due to increasing benchmark rates. The weighted average years to maturity of our consolidated indebtedness was 7.0 years and 8.1 years at December 31, 2025 and 2024, respectively.

Our financing activity for the year ended December 31, 2025 included:

●	increasing our borrowings under the Operating Partnership’s global unsecured commercial paper program, or the Commercial Paper program by $355.0 million,
●	During the fourth quarter of 2025, we exchanged 568,896 shares of Klépierre to settle the conversion of €15.4 million ($18.1 million U.S. dollar equivalent) of the Operating Partnership’s exchangeable bonds. See further discussion in Note 6. The balance of the exchangeable bonds is €734.6 million ($862.4 million U.S. dollar equivalent) as of December 31, 2025,
●	on October 31, 2025, as part of the TRG Acquisition as discussed in Note 4, consolidated mortgage debt increased by $3.1 billion,
●	on August 19, 2025, the Operating Partnership completed the issuance of $700 million of senior unsecured notes with a fixed interest rate of 4.375% and a maturity date of October 1, 2030, and $800 million of senior unsecured notes with a fixed interest rate of 5.125% and a maturity date of October 1, 2035. A portion of the proceeds was used to redeem, at par, its $1.1 billion 3.50% senior unsecured notes at maturity on September

1, 2025. Another portion of the proceeds was used to repay the €500 million outstanding under the Supplemental Facility on October 8, 2025.
●	on May 12, 2025, the Operating Partnership drew €500 million under the Supplemental Facility, and proceeds were used to fund the redemption at par of the Operating Partnership’s €500 million notes maturing on May 13, 2025,
●	on April 25, 2025, the Operating Partnership drew $155 million under the Credit Facility,
●	on March 20, 2025, the Operating Partnership entered into a €350 million unsecured term loan with a maturity date of March 20, 2027, and swapped the interest rate to an all-in fixed rate of 2.5965% maturing on March 20, 2026. The proceeds of the term loan, along with cash on hand, were used to repay the then remaining €376 million outstanding under the Credit Facility,
●	on March 13, 2025, the Operating Partnership repaid €18 million under the Credit Facility that had been outstanding on December 31, 2024,
●	on January 29, 2025, the Operating Partnership drew €376 million under the Credit Facility, and used the proceeds to facilitate the acquisition of two Italian assets.

Subsequent to 2025, on January 13, 2026, the Operating Partnership completed the issuance of $800 million of senior unsecured notes with a fixed interest rate of 4.30% and a maturity date of January 15, 2031.  The proceeds were used to fund the redemption at par of the Operating Partnership’s $800 million notes maturing on January 15, 2026.

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

The following table sets forth these key operating statistics for domestic properties:

●	properties that are consolidated in our consolidated financial statements,
●	properties we account for under the equity method of accounting as joint ventures, and
●	the foregoing two categories of properties on a total portfolio basis.

		%/Basis Point		%/Basis Point
	2025	Change (1)	2024	Change (1)	2023
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	96.4%	-10 bps	96.5%	80 bps	95.7%
Unconsolidated	96.5%	-10 bps	96.6%	50 bps	96.1%
Total Portfolio	96.4%	-10 bps	96.5%	70 bps	95.8%
Average Base Minimum Rent per Square Foot
Consolidated	$58.98	4.2%	$56.60	2.0%	$55.47
Unconsolidated	$66.61	5.5%	$63.12	4.2%	$60.59
Total Portfolio	$60.97	4.7%	$58.26	2.5%	$56.82
The Mills:
Ending Occupancy	99.2%	40 bps	98.8%	100 bps	97.8%
Average Base Minimum Rent per Square Foot	$41.24	8.7%	$37.95	4.3%	$36.38
(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the twelve months ended December 31, 2025, we signed 1,112 new leases and 2,035 renewal leases (excluding recent acquisitions, mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 11.4 million square feet, of which 8.8 million square feet related to consolidated properties. During the comparable period in 2024, we signed 1,149 new leases and 2,549 renewal leases with a fixed minimum rent, comprising approximately 13.5 million square feet, of which 10.4 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $65.09 per square foot in 2025 and $66.61 per square foot in 2024 with an average tenant allowance on new leases of $63.92 per square foot and $60.33 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	December 31,	%/basis point	December 31,	%/basis point	December 31,
	2025	Change	2024	Change	2023
Ending Occupancy	99.9%	+60 bps	99.3%	-40 bps	99.7%
Average Base Minimum Rent per Square Foot	¥5,581	1.27%	¥5,511	0.31%	¥5,494

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
●	To maintain Simon’s status as a REIT, Simon must distribute at least 90% of its REIT taxable income in any given year and meet certain asset and income tests. We monitor our business and transactions that may potentially impact Simon’s REIT status. In the unlikely event that we fail to maintain Simon’s REIT status, and available relief provisions do not apply, Simon would be required to pay U.S. federal income taxes at regular corporate income tax rates during the period Simon did not qualify as a REIT. If Simon lost its REIT status, it could not elect to be taxed as a REIT for four taxable years following the year during which qualification was lost unless its failure was due to reasonable cause and certain other conditions were met. As a result, failing to maintain REIT status would result in a significant increase in the income tax expense recorded and paid during those periods.
●	In the period of a significant acquisition of real estate, we make estimates as part of our valuation of the purchase price of asset acquisitions (including the components of excess investment in joint ventures) and business combinations to the various components of the acquisition based upon the fair value of each component. The most significant components of our real estate valuations are typically the determination of fair value to the buildings as-if-vacant, land and market value of in-place leases. In the case of the fair value of buildings and fair value of land and other intangibles, our estimates of the values of these components will affect the amount of depreciation or amortization we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the market value of in-place leases, we make our best estimates of the tenants’ ability to pay rents based upon the tenants’ operating performance at the property, including the competitive position of the property in its market as well as sales psf, rents psf, and overall occupancy cost for the tenants in place at the acquisition date. Our assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases.

Results of Operations

The following acquisitions, dispositions, and openings of consolidated properties affected our consolidated results in the comparative periods:

●	On November 17, 2025, we acquired a 100% interest in a retail property, Phillips Place, a 132,805 square foot center in Charlotte, North Carolina.
●	On October 31, 2025, we closed on the acquisition of the remaining 12% interest in TRG which we did not previously own. As a result of this acquisition, we obtained control of and consolidated TRG as of the acquisition date. TRG has an interest in 22 regional, super-regional, and outlet malls in the U.S. and Asia, 11 of which are now consolidated and 11 of which are accounted for under the equity method upon the acquisition.
●	On June 27, 2025, we acquired the remaining interest in the retail component and 100% of the parking component of Brickell City Centre, resulting in the consolidation of the retail component of this property.
●	On April 1, 2025, we acquired the remaining interest in Briarwood Mall from a joint venture partner, resulting in the consolidation of this property.

●	On January 30, 2025, we acquired 100% interest in two luxury outlet destinations in Italy, The Mall Luxury Outlets Firenze, a 264,750 square foot center located in Leccio, nearby Florence, and The Mall Luxury Outlets Sanremo, a 122,300 square foot center located in Sanremo.
●	During the fourth quarter of 2024, we acquired the remaining interest in Smith Haven Mall from a joint venture partner, resulting in the consolidation of this property.
●	During the fourth quarter of 2024, we disposed of our interests in two consolidated retail properties.
●	On August 15, 2024, we opened Tulsa Premium Outlets, a 338,472 square foot center in Tulsa, Oklahoma. We own 100% of this center.
●	On February 6, 2024, we acquired an additional interest in Miami International Mall from a joint venture partner, resulting in the consolidation of this property.
●	On April 27, 2023, we opened Paris-Giverny Designer Outlet, a 228,000 square foot center in Vernon, France. We own a 74% interest in this center.

The following acquisitions, dispositions, and openings of noncontrolling interests in joint venture entities affected our income from unconsolidated entities in the comparative periods:

●	During the fourth quarter of 2025, we disposed of one retail property.
●	On March 6, 2025, we opened Jakarta Premium Outlets, a 302,000 square foot center in Indonesia. We own a 50% interest in this center.
●	On December 19, 2024, J.C. Penney acquired the retail operations of SPARC Group and was renamed Catalyst Brands post transaction. As a result, we recognized a non-cash pre-tax gain of $100.5 million. After the transaction, we own a 31.3% noncontrolling interest in Catalyst. Additionally, we continue to hold a 33.3% noncontrolling interest in SPARC Holdings, the former owner of SPARC Group, which now primarily holds a 25% interest in Catalyst.
●	During the fourth quarter of 2024, we acquired additional 4% ownership in TRG for approximately $266.7 million by issuing 1,572,500 units in the Operating Partnership, bringing our noncontrolling interest in TRG to 88% as of December 31, 2024.
●	During the first quarter of 2024, we disposed of all of our remaining interest in ABG.
●	During 2023, ABG completed multiple capital transactions which resulted in the dilution of our ownership and multiple deemed disposals of a proportional interest of our investment. In addition, we sold a portion of our interest in ABG on November 29, 2023. These transactions reduced our ownership from 12.3% to 9.6% as of December 31, 2023.
●	During the third quarter of 2023, we disposed of our interest in one unconsolidated retail property through foreclosure in satisfaction of its $114.8 million non-recourse loan. We recognized no gain or loss in connection with this disposal.
●	During the third quarter of 2023, we acquired an additional 4% ownership in TRG for approximately $199.6 million by issuing 1,725,000 units in the Operating Partnership, bringing our noncontrolling ownership interest in TRG to 84%.
●	During the third quarter of 2023, SPARC Group issued equity to a third party resulting in the dilution of our ownership to 33.3% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $145.8 million.

Year Ended December 31, 2025 vs. Year Ended December 31, 2024

Lease income increased $449.4 million during 2025, primarily due to an increase in fixed minimum lease consideration, higher occupancy, and the property transactions noted above.

Other income decreased $59.9 million, primarily due to a $56.6 million decrease in interest income, a net decrease in mixed use and franchise operations of $18.9 million and a $7.0 million decrease in lease settlements, partially offset by a $14.8 million increase in net other income primarily related to the property transactions noted above and a $7.8 million increase in land sale activity.

Property operating expense increased $51.2 million as a result of our acquisition and development activity.

Depreciation and amortization increased $161.1 million primarily due to our acquisition and development activity.

Real estate taxes increased $42.5 million primarily due to successful property tax appeals in 2024, the majority of which related to prior years, as well as our acquisition activity noted above.

Home and regional office costs increased $28.5 million and general and administrative increased $16.1 million, due to increased personnel and compensation costs, including adjustments to performance-based stock compensation accruals to reflect current results and our expectations of future performance.

Other expenses decreased $7.5 million primarily due to a net $25.3 million decrease in mixed use and franchise operations and a $5.5 million decrease in legal and other professional fees, partially offset by a $23.3 million increase in net other expenses primarily related to the property transactions.

Interest expense increased $69.0 million primarily related to an increase of $61.0 million due to new USD unsecured bond issuances in 2025 and 2024, an increase of $27.0 million related to the property transactions, and an increase of $8.8 million related to draws on the USD and Euro revolving credit facilities in 2025, partially offset by a $51.5 million decrease due to USD bond payoffs in 2025 and 2024.

A pre-tax non-cash net loss of $86.1 million was recorded during 2025, included in (Loss) gain due to disposal, exchange, or revaluation of equity interests, net, primarily related to certain restructuring activities within Catalyst and the reduction in the carrying value of certain equity interests.  During 2024, we sold all of our remaining interests in ABG for cash proceeds of $1.2 billion, resulting in a pre-tax gain of $414.8 million.  Additionally, in 2024 we recorded a non-cash pre-tax gain of $100.5 million upon J.C. Penney’s acquisition of the retail operations of SPARC Group, an other-than-temporary impairment charge of $57.0 million, representing our pre-development costs associated with an unconsolidated joint venture development project, and a reduction in the carrying value of certain equity interests.

Income and other tax expense increased $12.5 million primarily due to improved year-over-year operations from other platform investments, partially offset by the tax impact from the gain on sale of our remaining interest in ABG during 2024 of $103.7 million, and the 2025 non-cash tax impact related to the restructuring activities within Catalyst noted above.

Income from unconsolidated entities increased $296.8 million primarily due to improved results of operations from our other platform investments and strong performance of our domestic and international joint venture properties.

We recorded net non-cash unrealized losses of $106.1 million in 2025 and $17.4 million in 2024 as a result of mark-to-market activity on publicly traded equity instruments and the change in fair value of a derivative instrument.

During 2025, we recorded a $2.9 billion gain related to the remeasurement of our previously held 88% noncontrolling equity interest in TRG to fair value as a result of the TRG Acquisition, recorded a $21.6 million non-cash gain on the disposition of one unconsolidated property, and a $2.8 million gain related to excess insurance proceeds, partially offset by a $4.0 million loss on the disposition of certain Klépierre assets.  During 2024, we recorded a net loss of $75.8 million, which is primarily related to the disposition of two retail properties for a net loss of $69.8 million, an impairment on a joint venture investment of $19.3 million and a $4.1 million loss on the disposition of certain assets by Klépierre, partially offset by a gain from the disposition of a property held in the former TRG portfolio, our share of which was $10.6 million, and a $4.6 million gain on excess insurance proceeds.

Simon’s net income attributable to noncontrolling interests increased $378.4 million primarily related to an increase in the limited partners’ portion of the TRG Acquisition gain.

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

Interest expense increased $51.1 million primarily related to an increase of $81.8 million due to new USD unsecured bond issuances, an increase of $35.0 million due to the Euro exchangeable bond issuance in 2023, an increase of $6.1 million on secured debt and the effect of the balance increase of the Credit Facility during 2023 of $1.4 million, partially offset by a decrease of $46.1 million due to USD unsecured bond payoffs during 2024 and 2023, and a decrease of $27.1 million due to a Supplemental Facility repayment during 2023.

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

Income and other tax expense decreased $58.6 million primarily due to results of operations from our other platform investments and transactions within our TRS, partially offset by the aforementioned ABG, J.C. Penney, and SPARC Group transactions which increased tax expense by $37.8 million year-over-year.

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

Liquidity and Capital Resources

Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised 1.1% of our total consolidated debt at December 31, 2025. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $4.5 billion in the aggregate during 2025. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents decreased $577.2 million during 2025 to $823.1 million as of December 31, 2025 as further discussed below.

On December 31, 2025, we had an aggregate available borrowing capacity of approximately $7.7 billion under the Credit Facilities, net of letters of credit of $3.1 million. For the year ended December 31, 2025, the maximum aggregate outstanding balance under the Credit Facilities was $1.0 billion and the weighted average outstanding balance was $693.4 million. The weighted average interest rate was 4.30% for the year ended December 31, 2025.

Simon has historically had access to public equity markets and the Operating Partnership has historically had access to private and public, short and long-term unsecured debt markets and access to secured debt and private equity from institutional investors at the property level.

Our business model and Simon’s status as a REIT require us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. Simon may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand and availability under the Credit Facilities and the Commercial Paper program to address our debt maturities and capital needs through 2026.

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities totaled $4.5 billion during 2025. In addition, we had net proceeds from our debt financing and repayment activities of $390.4 million in 2025. These activities are further discussed below under “Financing and Debt.” During 2025, we also:

●	funded acquisition activity for aggregate cash consideration of $1.1 billion,
●	recognized an increase in cash due to the acquisition and consolidation of property of $104.8 million,
●	paid stockholder dividends and unitholder distributions totaling approximately $3.2 billion and preferred unit distributions totaling $4.5 million,
●	funded consolidated capital expenditures of $934.3 million (including development and other costs of $22.2 million, redevelopment and expansion costs of $417.3 million, and tenant costs and other operational capital expenditures of $494.8 million),
●	funded the redemption of $7.3 million Operating Partnership units,
●	funded the repurchase of $226.8 million of Simon’s common stock,
●	funded investments in unconsolidated entities of $62.4 million, and
●	received proceeds from the sale of equity instruments of $96.2 million.

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

We expect to generate positive cash flow from operations in 2026, and we consider these projected cash flows in our sources and uses of cash. These cash flows are principally derived from rents paid by our tenants. A significant deterioration in projected cash flows from operations, could cause us to increase our reliance on available funds from the Credit Facilities and Commercial Paper program, further curtail planned capital expenditures, or seek other additional sources of financing.

Financing and Debt

Unsecured Debt

At December 31, 2025, our unsecured debt, excluding discounts and debt issuance costs, consisted of $19.1 billion of senior unsecured notes of the Operating Partnership, a €350 million ($410.9 million U.S. dollar equivalent) unsecured term loan, $460 million outstanding under the Credit Facility and $355 million outstanding under the Commercial Paper program.

The Credit Facility has an initial borrowing capacity of $5.0 billion, which may be increased in the form of additional commitments in the aggregate not to exceed $1.0 billion, for a total aggregate size of $6.0 billion, subject to obtaining additional lender commitments and satisfying certain customary conditions precedent.  Borrowings may be denominated in U.S. dollars, Euro, Yen, Pounds, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 97% of the maximum revolving credit amount, as defined. The initial maturity date of the Credit Facility is June 30, 2027. The Credit Facility can be extended for two additional six-month periods to June 30, 2028, at our sole option, subject to satisfying certain customary conditions precedent.

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

On December 31, 2025 we had an aggregate available borrowing capacity of $7.7 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Facilities during the year ended December 31, 2025 was $1.0 billion and the weighted average outstanding balance was $693.4 million. Letters of credit of $3.1 million were outstanding under the Facilities as of December 31, 2025.

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness.  The Commercial Paper program is supported by the Credit Facilities, and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. As of December 31, 2025, we had $355.0 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar denominated notes with a weighted average interest rate of 4.04%. These borrowings have a weighted average maturity date of January 22, 2026 and reduced amounts otherwise available under the Credit Facilities.

Subsequent to 2025, on January 13, 2026, the Operating Partnership completed the issuance of $800 million of senior unsecured notes with a fixed interest rate of 4.30% and a maturity date of January 15, 2031. The proceeds were used to fund the redemption at par of the Operating Partnership’s $800 million notes maturing on January 15, 2026.

During the fourth quarter of 2025, we exchanged 568,896 shares of Klépierre to settle the conversion of €15.4 million ($18.1 million U.S. dollar equivalent) of the Operating Partnership’s exchangeable bonds.  See further discussion in Note 6. The balance of the exchangeable bonds is €734.6 million ($862.4 million U.S. dollar equivalent) as of December 31, 2025.

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

On October 1, 2024, the Operating Partnership completed the redemption, at par, of its $900 million 3.375% senior unsecured notes at maturity.

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

Mortgage Debt

Total mortgage indebtedness was $8.2 billion and $5.0 billion at December 31, 2025 and 2024, respectively.  On October 31, 2025, as part of the TRG Acquisition, discussed in Note 4, consolidated mortgage debt increased $3.1 billion.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of December 31, 2025, we were in compliance with all covenants of our unsecured debt.

At December 31, 2025, our consolidated subsidiaries were the borrowers under 41 non-recourse mortgage notes secured by mortgages on 44 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt.

If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At December 31, 2025, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of December 31, 2025 and 2024, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	December 31, 2025	Interest Rate(1)	December 31, 2024	Interest Rate(1)
Fixed Rate	$28,119,149	3.86%	$24,035,060	3.61%
Variable Rate	311,026	4.58%	229,435	5.47%
	$28,430,175	3.87%	$24,264,495	3.62%
(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations and Off-balance Sheet Arrangements

In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of December 31, 2025, and subsequent years thereafter (dollars in thousands) assuming the obligations remain outstanding through initial maturities:

	2026	2027-2028	2029-2030	After 2030	Total
Long Term Debt (1)	$5,905,606	$6,233,424	$4,597,895	$11,858,614	$28,595,539
Interest Payments (2)	995,161	1,554,115	1,197,891	4,914,372	8,661,539
Lease Commitments (3)	51,853	104,322	104,758	1,534,279	1,795,212
(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	Variable rate interest payments are estimated based on the SOFR or other applicable rate at December 31, 2025.
(3)	Represents only the minimum non-cancellable lease period, excluding applicable lease extension and renewal options, unless reasonably certain of exercise.

Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 6 of the notes to the consolidated financial statements. Our joint ventures typically fund their cash needs through secured non-recourse debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. As of December 31, 2025, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $118.8 million. Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not required contractually or otherwise.

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

Acquisitions.

On November 17, 2025, we completed the acquisition of a 100% interest in a retail property, Phillips Place, located in Charlotte, North Carolina.  The cash consideration including working capital was $143.8 million.  The property is unencumbered.

On October 31, 2025, we closed on the acquisition of the remaining 12% interest in TRG which we did not previously own in exchange for approximately 5.06 million units in the Operating Partnership.  As a result of this acquisition, we obtained control of and consolidated TRG as of the acquisition date.  TRG had an interest in 22 regional, super-regional, and outlet malls in the U.S. and Asia, 11 of which are now consolidated and 11 of which are accounted for under the equity method upon the acquisition.  This acquisition aligns with our strategy of owning high-quality assets, unlocking operational synergies and driving further innovation.  Refer to Note 4 for additional information regarding the assets acquired and liabilities assumed.

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

On January 30, 2025, we completed the acquisition of a 100% interest in two luxury outlet destinations in Italy, one in Leccio, nearby Florence, and the other in Sanremo, on the Italian riviera.  The acquisition price was €350 million, subject to customary working capital adjustments.

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

During 2025, we disposed of our interest in one unconsolidated retail property in satisfaction of its $84.3 million non-recourse mortgage loan, resulting in a gain of $21.6 million.

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

During the fourth quarter of 2024, J.C. Penney completed an all-equity transaction where it acquired the retail operations of SPARC Group, resulting in the recognition of a non-cash pre-tax gain by SPARC Holdings, our share of which, after eliminations, was $100.5 million, which is included in (Loss) gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income. The combined business was renamed Catalyst post transaction. This non-cash investment activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $25.1 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income. As of December 31, 2025 and 2024, we own a 31.3% noncontrolling interest in Catalyst. Additionally, we continue to hold a 33.3% noncontrolling interest in SPARC Holdings, the former owner of SPARC Group, which now primarily holds a 25% interest in Catalyst.

During the third quarter of 2023, SPARC Group issued equity to a third party resulting in the dilution of our ownership to 33.3% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $145.8 million, which is included in (Loss) gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income. This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $36.9 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income.

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

During the first quarter of 2024, we sold all of our remaining interest in ABG for cash proceeds of $1.2 billion, resulting in a pre-tax gain of $414.8 million, which is included in (Loss) gain due to disposal, exchange, or revaluation of equity interests, net, in the consolidated statement of operations. In connection with this transaction, we recorded tax expense of $103.7 million, which is included in income and other expense in the consolidated statement of operations.

During the fourth quarter of 2023, we sold a portion of our interest in ABG, resulting in a pre-tax gain of $157.1 million, which is included in (Loss) gain due to disposal, exchange, or revaluation of equity interests, net, in the consolidated statement of operations. In connection with this transaction, we recorded tax expense of $39.3 million which is included in income and other tax expense in the consolidated statement of operations and comprehensive income. Concurrently, ABG completed a capital transaction resulting in the dilution of our ownership to approximately 9.6% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $10.3 million, which is included in (Loss) gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income. This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $2.6 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income.

During the third quarter of 2023, ABG completed a capital transaction resulting in the dilution of our ownership from approximately 11.8% to approximately 11.7% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $12.4 million, which is included in (Loss) gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income. This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $3.1 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income.

During the second quarter of 2023, ABG completed a capital transaction resulting in a dilution of our ownership and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $36.4 million, which is included in (Loss) gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income. This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $9.1 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income.

Development Activity

We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors, big box tenants, and restaurants are underway at several properties in North America, Europe, and Asia.

Construction continues on certain redevelopment and new development projects in the U.S. and internationally that are nearing completion.  Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $1.5 billion.  Simon’s share of remaining net cash funding required to complete the new development and redevelopment projects currently under construction is approximately $539 million.  We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 8-10% for all of our new development, expansion and redevelopment projects.

Summary of Capital Expenditures.  The following table summarizes total capital expenditures on consolidated properties on a cash basis (in millions):

	2025	2024	2023
New Developments	$22	$75	$156
Redevelopments and Expansions	417	321	328
Tenant Allowances	242	191	209
Operational Capital Expenditures	253	169	100
Total	$934	$756	$793

International Development Activity

We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material. We expect our share of estimated committed capital for international development projects to be completed with projected delivery in 2026 or 2027 is $4 million, primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes recently completed and new development and expansion projects as well as our share of the estimated total cost as of December 31, 2025 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected/Actual
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
New Development Projects:
Jakarta Premium Outlets	Jakarta, Indonesia	302,000	50%	IDR	931,782	$55.8	Opened Mar. - 2025
(1)	USD equivalent based upon December 31, 2025 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $2.20 per share in the fourth quarter of 2025 and $8.55 per share for the year ended December 31, 2025. The Operating Partnership paid distributions per unit for the same amounts. In 2024, Simon paid dividends of $2.10 and $8.10 per share for the three and twelve month periods ended December 31, 2024, respectively. The Operating Partnership paid distributions per unit for the same amounts. On February 2, 2026, Simon’s Board of Directors declared a quarterly cash dividend for the first quarter of 2026 of $2.20 per share, payable on March 31, 2026 to shareholders of record on March 10, 2026.  The distribution rate on units is equal to the dividend rate on common stock. In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On February 8, 2024, Simon’s Board of Directors authorized a common stock repurchase program under which Simon was permitted to purchase up to $2.0 billion of its common stock during the two-year period commencing February 8, 2024 and ending on February 15, 2026 in the open market or in privately negotiated transactions as market conditions warrant.  During the year ended December 31, 2025, Simon purchased 1,246,190 shares at an average price of $182.02 per share. During the year ended December 31, 2024, no shares were repurchased under this plan.

On February 5, 2026, Simon’s Board of Directors authorized a new common stock repurchase program, which immediately replaced the existing repurchase plan.  Under the plan, Simon may purchase up to $2.0 billion of its common stock during the period ending on February 29, 2028 in the open market or in privately negotiated transactions as market conditions warrant.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

Forward-Looking Statements

Certain statements made in this annual report on Form 10-K may be deemed "forward–looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes the expectations reflected in any forward–looking statements are based on reasonable assumptions, the Company can give no assurance that its expectations will be attained, and it is possible that the Company's actual results may differ materially from those indicated by these forward–looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: the intensely competitive market environment in the retail real estate industry and the retail industry, including e-commerce; the inability to renew leases and relet vacant space at existing properties on favorable terms;  the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise; the potential loss of anchor stores or major tenants; an increase in vacant space at our properties; the loss of key management personnel; changes in economic and market conditions that may adversely affect the general retail environment, including but not limited to those caused by inflation, the impact of tariffs and global trade disruptions on us to the extent impacting our tenants, recessionary pressures, wars, escalating geopolitical tensions as a result of the war in Ukraine and the conflicts in the Middle East, and supply chain disruptions; the potential for violence, civil unrest, criminal activity or terrorist activities at our properties;  the availability of comprehensive insurance coverage; security breaches that could compromise our information technology or infrastructure; changes in market rates of interest; our international activities subjecting us to risks that are different from or greater than those associated with our domestic operations, including changes in foreign exchange rates; the impact of our substantial indebtedness on our future operations, including covenants in the governing agreements that impose restrictions on us that may affect our ability to operate freely; any disruption in the financial markets that may adversely affect our ability to access capital for growth and satisfy our ongoing debt service requirements; any change in our credit rating; our continued ability to maintain our status as a REIT; changes in tax laws or regulations that result in adverse tax consequences; risks associated with the acquisition, development, redevelopment, expansion, leasing and management of properties; the inability to lease newly developed properties on favorable terms; risks relating to our joint venture properties, including guarantees of certain joint venture indebtedness; the effects of climate change; environmental liabilities; natural or other disasters; uncertainties regarding the impact of pandemics, epidemics or public health crises, and the associated governmental restrictions on our business, financial condition, results of operations, cash flow and liquidity; and general risks related to real estate investments, including the illiquidity of real estate investments. The Company discusses these and other risks and uncertainties under the heading "Risk Factors" in Part 1, Item 1A of this Annual Report on Form 10-K.  The Company may update that discussion in subsequent other periodic reports, but except as required by law, the Company undertakes no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

We determine FFO based upon the definition set forth by the National Association of Real Estate Investment Trusts (“NAREIT”) Funds From Operations White Paper – 2018 Restatement.  Our main business includes acquiring, owning, operating, developing, and redeveloping real estate in conjunction with the rental of real estate.  Gains and losses of assets incidental to our main business are included in FFO.  We determine FFO to be our share of consolidated net income computed in accordance with GAAP:

●	excluding real estate related depreciation and amortization,
●	excluding gains and losses from extraordinary items,
●	excluding gains and losses from the acquisition of controlling interest, sale, disposal or property insurance recoveries of, or any impairment related to, depreciable retail operating properties,
●	plus the allocable portion of FFO of unconsolidated joint ventures based upon economic ownership interest, and
●	all determined on a consistent basis in accordance with GAAP.

We determine real estate FFO utilizing the definition of FFO as stated above excluding the impact of operations from

●	other platform investments, net of tax,
●	(loss) gain due to disposal, exchange, or revaluation of equity interests, net of tax, and
●	unrealized gains or losses in fair value of publicly traded equity instruments and derivative instrument.

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

	2025	2024	2023

	(in thousands)
Consolidated Net Income	$5,364,120	$2,729,021	$2,617,018
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	1,410,595	1,250,440	1,250,550
Our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments	811,690	848,188	841,862
(Gain) loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(2,887,460)	75,818	3,056
Net (gain) loss attributable to noncontrolling interest holders in properties	(4,815)	1,641	1,336
Noncontrolling interests portion of depreciation and amortization	(26,322)	(23,367)	(22,719)
Preferred distributions and dividends	(4,503)	(4,897)	(5,237)
FFO of the Operating Partnership	$4,663,305	$4,876,844	$4,685,866
FFO allocable to limited partners	636,189	640,886	597,727
Dilutive FFO allocable to common stockholders	$4,027,116	$4,235,958	$4,088,139

FFO of the Operating Partnership	4,663,305	4,876,844	4,685,866
Loss (gain) due to disposal, exchange, or revaluation of equity interests, net of tax	66,981	(386,417)	(271,009)
Other platform investments, net of tax	(24,590)	88,902	6,166
Unrealized losses (gains) in fair value of publicly traded equity instruments and derivative instrument, net	106,082	17,392	(11,892)
Real Estate FFO	$4,811,778	$4,596,721	$4,409,131

Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$14.17	$7.26	$6.98
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments, net of noncontrolling interests portion of depreciation and amortization	5.81	5.53	5.52
(Gain) loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(7.64)	0.20	0.01
Diluted FFO per share	$12.34	$12.99	$12.51
Loss (gain) due to disposal, exchange, or revaluation of equity interests, net of tax	0.18	(1.03)	$(0.72)
Other platform investments, net of tax	(0.07)	0.23	0.02
Unrealized losses (gains) in fair value of publicly traded equity instruments and derivative instrument, net	0.28	0.05	(0.03)
Real Estate FFO per share	$12.73	$12.24	$11.78
Basic and Diluted weighted average shares outstanding	326,367	326,097	326,808
Weighted average limited partnership units outstanding	51,558	49,338	47,782
Basic and Diluted weighted average shares and units outstanding	377,925	375,435	374,590

The following schedule reconciles consolidated net income to our beneficial share of NOI.

	For the Year
	Ended December 31,
	2025	2024

	(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$5,364,120	$2,729,021
Income and other tax expense	35,788	23,262
Loss (gain) due to disposal, exchange, or revaluation of equity interests, net	86,119	(451,172)
Interest expense	974,835	905,797
Income from unconsolidated entities	(504,088)	(207,322)
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net	106,082	17,392
(Gain) loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(2,887,460)	75,818
Operating Income Before Other Items	3,175,396	3,092,796
Depreciation and amortization	1,426,423	1,265,340
Home and regional office costs	251,748	223,277
General and administrative	60,888	44,743
Other expenses (1)	260	818
NOI of consolidated entities	$4,914,715	$4,626,974
Less: Noncontrolling interest partners share of NOI	(43,016)	(32,605)
Beneficial NOI of consolidated entities	$4,871,699	$4,594,369
Reconciliation of NOI of unconsolidated entities:
Net Income	$917,853	$707,246
Interest expense	719,938	711,402
(Gain) loss on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	(23,865)	36,536
Operating Income Before Other Items	1,613,926	1,455,184
Depreciation and amortization	653,488	636,218
Other expenses (2)	—	73,152
NOI of unconsolidated entities	$2,267,414	$2,164,554
Less: Joint Venture partners share of NOI	(1,181,628)	(1,134,573)
Beneficial NOI of unconsolidated entities	$1,085,786	$1,029,981
Add: Beneficial interest of NOI from TRG (3)	459,090	533,009
Add: Beneficial interest of NOI from other platform investments and investments	414,129	208,043
Beneficial interest of Combined NOI	$6,830,704	$6,365,402
Less: Beneficial interest of Corporate and Other NOI Sources (4)	299,387	313,566
Less: Beneficial interest of NOI from other platform investments (5)	150,336	(42,094)
Less: Beneficial interest of NOI from Investments (6)	263,793	250,049
Beneficial interest of Portfolio NOI	$6,117,188	$5,843,881
Beneficial interest of Portfolio NOI Change	4.7%
(1)	Represents the write-off of pre-development costs in consolidated entities.
(2)	Represents the gross amount of write-offs at unconsolidated entities of pre-development costs, our share of which was $57.0 million, including costs that SPG has capitalized outside of the venture, for the year ended December 31, 2024.
(3)	Beneficial interest of NOI from TRG prior to the TRG Acquisition.

(4)	Includes income components excluded from portfolio NOI and domestic property NOI (domestic lease termination income, interest income, land sale gains, straight line lease income, above/below market lease adjustments), Simon management company revenues, foreign exchange impact, and other assets.
(5)	Other platform investments include retail operations (Catalyst), an e-commerce company (Rue Gilt Groupe, or RGG), and a global real estate investment and management company (Jamestown).
(6)	Includes our share of NOI of Klépierre (at constant currency) and other corporate investments.

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

Our future earnings, cash flows and fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily SOFR. Based upon consolidated indebtedness and interest rates at December 31, 2025, a 50 basis point increase in the market rates of interest would decrease future earnings and cash flows by approximately $0.2 million, and would decrease the fair value of debt by approximately $754.7 million.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Simon Property Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Simon Property Group, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Simon Property Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include, for the period from the acquisition date of October 31, 2025 through December 31, 2025, the internal controls of The Taubman Realty Group, LLC, which is included in the 2025 consolidated financial statements of Simon Property Group, Inc. and constituted 26% of total assets as of December 31, 2025 and 2% of revenues for the year then ended. Our audit of internal control over financial reporting of Simon Property Group, Inc. also did not include an evaluation of the internal control over financial reporting of The Taubman Realty Group, LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 25, 2026, expressed an unqualified opinion thereon.

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

Indianapolis, Indiana February 25, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Simon Property Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simon Property Group, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2026, expressed an unqualified opinion thereon.

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

Evaluation of Investment Properties for Impairment
Description of the Matter

At December 31, 2025, the Company’s consolidated net investment properties totaled $30.2 billion. As discussed in Note 3 to the consolidated financial statements, the Company reviews investment properties for impairment on a property-by-property basis to identify and evaluate events or changes in circumstances that indicate the carrying value of an investment property may not be recoverable. The Company estimates undiscounted cash flows of an investment property using observable and unobservable inputs such as forecasted operating income before depreciation and amortization over an estimated hold period, estimated capitalization rates, leasing prospects and local market information.

Auditing management’s evaluation of certain investment properties for impairment was complex due to the estimation uncertainty in determining the undiscounted cash flows of an investment property. In particular, the impairment evaluation for certain investment properties was sensitive to significant assumptions such as capitalization rates, which can be affected by expectations about future market or economic conditions, demand, and competition.

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

Acquisition of the Remaining Interest in The Taubman Realty Group
Description of the Matter

On October 31, 2025, the Company completed its acquisition of the remaining 12% ownership interest in The Taubman Realty Group (TRG) for consideration of approximately $0.9 billion, as described in Note 4 of the consolidated financial statements. The Company accounted for this acquisition as a business combination. As the valuation of assets acquired and liabilities assumed as of December 31, 2025 was not yet finalized, the purchase price was recorded based on preliminary estimates of the fair values of the assets acquired, liabilities assumed, and noncontrolling interests. TRG held interests in both consolidated and unconsolidated investment properties and, as described in Note 4, the preliminary estimation of the fair value required determining the values for both consolidated and unconsolidated investments. The Company derived the estimated fair value of investments in consolidated and unconsolidated entities by utilizing various observable and unobservable inputs, such as historical and forecasted operating income before depreciation and amortization, and estimated capitalization rates.

Auditing management’s preliminary determination of the estimated fair value of investments by property was complex due to the judgmental nature of assumptions made by management. In particular, this preliminary fair value determination was sensitive to the use of capitalization rates as a significant assumption.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for the determination of the preliminary estimated fair value of investments by property, including controls over management’s review of the estimated capitalization rates described above.

To test the Company’s determination of the preliminary fair value of investments by property, we performed audit procedures that included, among others, assessing the methodology applied, evaluating the estimated capitalization rates, and testing the completeness and accuracy of data used by management in its calculation. We compared the significant assumption used by management to current industry and economic trends, relevant market information, and other applicable sources. We also involved a valuation specialist to assist in evaluating the estimated capitalization rates for certain properties. As part of our evaluation, we performed sensitivity analyses of estimated capitalization rates to evaluate the changes in the preliminary fair value that would result from changes in the assumption.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Indianapolis, Indiana February 25, 2026

Report of Independent Registered Public Accounting Firm

To the Partners of Simon Property Group, L.P. and the Board of Directors of Simon Property Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Simon Property Group, L.P.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Simon Property Group, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include, for the period from the acquisition date of October 31, 2025 through December 31, 2025, the internal controls of The Taubman Realty Group, LLC, which is included in the 2025 consolidated financial statements of Simon Property Group, L.P. and constituted 26% of total assets as of December 31, 2025 and 2% of revenues for the year then ended. Our audit of internal control over financial reporting of Simon Property Group, L.P. also did not include an evaluation of the internal control over financial reporting of The Taubman Realty Group, LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 25, 2026, expressed an unqualified opinion thereon.

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

Indianapolis, Indiana February 25, 2026

Report of Independent Registered Public Accounting Firm

To the Partners of Simon Property Group, L.P. and the Board of Directors of Simon Property Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Simon Property Group, L.P. (the Partnership) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2026, expressed an unqualified opinion thereon.

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

Evaluation of Investment Properties for Impairment
Description of the Matter

At December 31, 2025, the Partnership’s consolidated net investment properties totaled $30.2 billion. As discussed in Note 3 to the consolidated financial statements, the Partnership reviews investment properties for impairment on a property-by-property basis to identify and evaluate events or changes in circumstances that indicate the carrying value of an investment property may not be recoverable. The Partnership estimates undiscounted cash flows of an investment property using observable and unobservable inputs such as forecasted operating income before depreciation and amortization over an estimated hold period, estimated capitalization rates, leasing prospects and local market information.

Auditing management’s evaluation of certain investment properties for impairment was complex due to the estimation uncertainty in determining the undiscounted cash flows of an investment property. In particular, the impairment evaluation for certain investment properties was sensitive to significant assumptions such as capitalization rates,  which can be affected by expectations about future market or economic conditions, demand, and competition.

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

Acquisition of the Remaining Interest in The Taubman Realty Group
Description of the Matter

On October 31, 2025, the Partnership completed its acquisition of the remaining 12% ownership interest in The Taubman Realty Group (TRG) for consideration of approximately $0.9 billion, as described in Note 4 of the consolidated financial statements. The Partnership accounted for this acquisition as a business combination. As the valuation of assets acquired and liabilities assumed as of December 31, 2025 was not yet finalized, the purchase price was recorded based on preliminary estimates of the fair values of the assets acquired, liabilities assumed, and noncontrolling interests. TRG held interests in both consolidated and unconsolidated investment properties and, as described in Note 4, the preliminary estimation of the fair value required determining the values for both consolidated and unconsolidated investments. The Partnership derived the estimated fair value of investments in consolidated and unconsolidated entities by utilizing various observable and unobservable inputs, such as historical and forecasted operating income before depreciation and amortization, and estimated capitalization rates.

Auditing management’s preliminary determination of the estimated fair value of investments by property was complex due to the judgmental nature of assumptions made by management. In particular, this preliminary fair value determination was sensitive to the use of capitalization rates as a significant assumption.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Partnership’s process for the determination of the preliminary estimated fair value of investments by property, including controls over management’s review of the estimated capitalization rates described above.

To test the Partnership’s determination of the preliminary fair value of investments by property, we performed audit procedures that included, among others, assessing the methodology applied, evaluating the estimated capitalization rates, and testing the completeness and accuracy of data used by management in its calculation. We compared the significant assumption used by management to current industry and economic trends, relevant market information, and other applicable sources. We also involved a valuation specialist to assist in evaluating the estimated capitalization rates for certain properties. As part of our evaluation, we performed sensitivity analyses of estimated capitalization rates to evaluate the changes in the preliminary fair value that would result from changes in the assumption.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2002. Indianapolis, Indiana February 25, 2026

Simon Property Group, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	December 31,	December 31,
	2025	2024
ASSETS:
Investment properties, at cost	$50,946,067	$40,242,392
Less - accumulated depreciation	20,701,510	19,047,078
	30,244,557	21,195,314
Cash and cash equivalents	823,147	1,400,345
Tenant receivables and accrued revenue, net	934,077	796,513
Investment in other unconsolidated entities, at equity	4,362,339	2,670,739
Investment in Klépierre, at equity	1,505,377	1,384,267
Investment in TRG, at equity	—	3,069,297
Right-of-use assets, net	755,934	519,607
Deferred costs and other assets	1,981,035	1,369,609
Total assets	$40,606,466	$32,405,691
LIABILITIES:
Mortgages and unsecured indebtedness	$28,430,175	$24,264,495
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,954,402	1,712,465
Cash distributions and losses in unconsolidated entities, at equity	1,739,418	1,680,431
Dividend payable	2,723	2,410
Lease liabilities	756,539	520,283
Other liabilities	1,017,816	626,155
Total liabilities	33,901,073	28,806,239
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests	233,306	184,729
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	40,451	40,778
Common stock, $0.0001 par value, 511,990,000 shares authorized, 343,060,687 and 342,945,839 issued and outstanding, respectively	33	33
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	12,347,192	11,583,051
Accumulated deficit	(4,608,136)	(6,382,515)
Accumulated other comprehensive loss	(251,361)	(193,026)
Common stock held in treasury, at cost, 17,844,817 and 16,675,701 shares, respectively	(2,319,911)	(2,106,396)
Total stockholders’ equity	5,208,268	2,941,925
Noncontrolling interests	1,263,819	472,798
Total equity	6,472,087	3,414,723
Total liabilities and equity	$40,606,466	$32,405,691

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Year
	Ended December 31,
	2025	2024	2023
REVENUE:
Lease income	$5,839,160	$5,389,760	$5,164,335
Management fees and other revenues	144,426	133,250	125,995
Other income	380,919	440,788	368,506
Total revenue	6,364,505	5,963,798	5,658,836
EXPENSES:
Property operating	580,975	529,753	489,346
Depreciation and amortization	1,426,423	1,265,340	1,262,107
Real estate taxes	451,128	408,641	441,783
Repairs and maintenance	119,915	105,020	97,257
Advertising and promotion	155,826	144,551	127,346
Home and regional office costs	251,748	223,277	207,618
General and administrative	60,888	44,743	38,513
Other	142,206	149,677	187,844
Total operating expenses	3,189,109	2,871,002	2,851,814
OPERATING INCOME BEFORE OTHER ITEMS	3,175,396	3,092,796	2,807,022
Interest expense	(974,835)	(905,797)	(854,648)
(Loss) gain due to disposal, exchange, or revaluation of equity interests, net	(86,119)	451,172	362,019
Income and other tax expense	(35,788)	(23,262)	(81,874)
Income from unconsolidated entities	504,088	207,322	375,663
Unrealized (losses) gains in fair value of publicly traded equity instruments and derivative instrument, net	(106,082)	(17,392)	11,892
Gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	2,887,460	(75,818)	(3,056)
CONSOLIDATED NET INCOME	5,364,120	2,729,021	2,617,018
Net income attributable to noncontrolling interests	736,508	358,125	333,892
Preferred dividends	3,337	3,337	3,337
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,624,275	$2,367,559	$2,279,789
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$14.17	$7.26	$6.98

Consolidated Net Income	$5,364,120	$2,729,021	$2,617,018
Unrealized (loss) gain on derivative hedge agreements	(31,402)	16,491	18,350
Net loss (gain) reclassified from accumulated other comprehensive loss into earnings	9,652	(5,623)	(4,084)
Currency translation adjustments	(52,683)	(34,282)	(26,513)
Changes in available-for-sale securities and other	3,086	(923)	2,254
Comprehensive income	5,292,773	2,704,684	2,607,025
Comprehensive income attributable to noncontrolling interests	723,495	354,028	331,814
Comprehensive income attributable to common stockholders	$4,569,278	$2,350,656	$2,275,211

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year
	Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$5,364,120	$2,729,021	$2,617,018
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	1,554,346	1,359,861	1,333,584
(Gain) loss on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(2,887,460)	75,818	3,056
Loss (gain) due to disposal, exchange, or revaluation of equity interests, net	86,119	(451,172)	(362,019)
Unrealized losses (gains) in fair value of publicly traded equity instruments and derivative instrument, net	106,082	17,392	(11,892)
Straight-line lease (income) loss	(27,790)	802	9,866
Equity in income of unconsolidated entities	(504,088)	(207,322)	(375,663)
Distributions of income from unconsolidated entities	445,901	362,734	458,709
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	(59,769)	36,161	(11,802)
Deferred costs and other assets	14,565	(235,884)	24,423
Accounts payable, accrued expenses, intangibles, deferred revenues and other	44,525	127,244	245,513
Net cash provided by operating activities	4,136,551	3,814,655	3,930,793
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(1,114,368)	(56,105)	(65,829)
Funding of loans to related parties	—	(111,000)	(15,250)
Repayments of loans to related parties	16,956	82,289	16,188
Capital expenditures, net	(934,346)	(755,584)	(793,283)
Cash impact from the consolidation of properties	104,829	46,228	—
Net proceeds from sale of assets	—	55,203	—
Investments in unconsolidated entities	(62,418)	(112,655)	(83,961)
Purchase of short-term investments	—	(600,000)	(1,000,000)
Proceeds from redemption of short-term investments	—	1,600,000	—
Purchase of equity instruments	(48,704)	(241,186)	(31,742)
Proceeds from sale of equity instruments	96,194	1,183,528	304,129
Insurance proceeds for property restoration	—	4,587	7,427
Distributions of capital from unconsolidated entities and other	341,153	313,016	299,140
Net cash (used in) provided by investing activities	(1,600,704)	1,408,321	(1,363,181)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(328)	(328)	(328)
Purchase of shares related to stock grant recipients' tax withholdings	(13,912)	(10,558)	(5,795)
Redemption of limited partner units	(7,281)	(42,293)	(13,524)
Purchase of treasury stock	(226,826)	—	(140,593)
Preferred unit redemptions	(5,000)	(7,500)	(2,500)
Distributions to noncontrolling interest holders in properties	(23,404)	(21,049)	(41,956)
Contributions from noncontrolling interest holders in properties	6,705	9,807	9,813
Preferred distributions of the Operating Partnership	(1,166)	(1,560)	(1,900)
Preferred dividends and distributions to stockholders	(2,792,872)	(2,645,213)	(2,439,233)
Distributions to limited partners	(439,384)	(399,186)	(355,548)
Proceeds from issuance of debt, net of transaction costs	3,668,892	1,095,546	3,629,840
Repayments of debt	(3,278,469)	(2,969,288)	(2,658,525)
Net cash used in financing activities	(3,113,045)	(4,991,622)	(2,020,249)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(577,198)	231,354	547,363
CASH AND CASH EQUIVALENTS, beginning of period	1,400,345	1,168,991	621,628
CASH AND CASH EQUIVALENTS, end of period	$823,147	$1,400,345	$1,168,991

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated Other
			Comprehensive	Capital in		Common Stock
	Preferred	Common	Income	Excess of Par	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	(Loss)	Value	Deficit	Treasury	Interests	Equity

Balance at December 31, 2022	$41,435	$34	$(164,873)	$11,232,881	$(5,926,974)	$(2,043,979)	$473,128	$3,611,652
Issuance of limited partner units (1,725,000 units)							197,426	197,426
Series J preferred stock premium amortization	(329)							(329)
Stock incentive program (291,122 common shares, net)				(34,189)		34,189		—
Redemption of limited partner units (114,241 units)				(12,483)			(1,041)	(13,524)
Amortization of stock incentive				32,468				32,468
Treasury stock purchase (1,273,733 shares)						(140,593)		(140,593)
Long-term incentive performance units							14,739	14,739
Issuance of unit equivalents and other (50,658 common shares repurchased)		(1)		146	(12,495)	(5,795)	2,026	(16,119)
Unrealized gain on hedging activities			15,784				2,566	18,350
Currency translation adjustments			(22,116)				(4,397)	(26,513)
Changes in available-for-sale securities and other			1,969				285	2,254
Net gain reclassified from accumulated other comprehensive loss into earnings			(3,551)				(533)	(4,084)
Other comprehensive income			(7,914)				(2,079)	(9,993)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				187,413			(187,413)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(2,439,233)		(355,548)	(2,794,781)
Distribution to other noncontrolling interest partners							(6,361)	(6,361)
Net income, excluding $1,900 attributable to preferred interests in the Operating Partnership and a $1,946 loss attributable to noncontrolling redeemable interests in properties					2,283,126		333,938	2,617,064
Balance at December 31, 2023	$41,106	$33	$(172,787)	$11,406,236	$(6,095,576)	$(2,156,178)	$468,815	$3,491,649
Exchange of limited partner units (55,000 common shares, Note 8)				490			(490)	—
Issuance of limited partner units (1,572,500 units)							266,665	266,665
Series J preferred stock premium amortization	(328)							(328)
Stock incentive program (372,495 common shares, net)				(60,340)		60,340		—
Redemption of limited partner units (288,350 units)				(39,662)			(2,631)	(42,293)
Amortization of stock incentive				31,678				31,678
Long-term incentive performance units							30,030	30,030
Issuance of unit equivalents and other (69,879 common shares repurchased)				(2)	(12,622)	(10,558)	3,720	(19,462)
Unrealized gain on hedging activities			14,039				2,452	16,491
Currency translation adjustments			(28,613)				(5,669)	(34,282)
Changes in available-for-sale securities and other			(799)				(124)	(923)
Net gain reclassified from accumulated other comprehensive loss into earnings			(4,866)				(757)	(5,623)
Other comprehensive income			(20,239)				(4,098)	(24,337)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				244,651			(244,651)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(2,645,213)		(399,186)	(3,044,399)
Distribution to other noncontrolling interest partners							(5,125)	(5,125)
Net income, excluding $1,560 attributable to preferred interests in the Operating Partnership and a $3,184 loss attributable to noncontrolling redeemable interests in properties					2,370,896		359,749	2,730,645
Balance at December 31, 2024	$40,778	$33	$(193,026)	$11,583,051	$(6,382,515)	$(2,106,396)	$472,798	$3,414,723

			Accumulated Other
			Comprehensive	Capital in		Common Stock
	Preferred	Common	Income	Excess of Par	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	(Loss)	Value	Deficit	Treasury	Interests	Equity

Exchange of limited partner units (116,558 common shares, Note 8)				1,036			(1,036)	—
Issuance of limited partner units (4,980,693 units)							863,403	863,403
Series J preferred stock premium amortization	(327)							(327)
Stock incentive program (157,360 common shares, net)				(27,223)		27,223		—
Redemption of limited partner units (41,510 units)				(6,921)			(360)	(7,281)
Amortization of stock incentive				37,080				37,080
Treasury stock purchase (1,246,190 shares)						(226,826)		(226,826)
Long-term incentive performance units							53,474	53,474
Issuance of unit equivalents and other (81,996 common shares repurchased)				131	(60,361)	(13,912)	356,185	282,043
Unrealized loss on hedging activities			(27,586)				(3,816)	(31,402)
Currency translation adjustments			(41,635)				(11,048)	(52,683)
Changes in available-for-sale securities and other			2,645				441	3,086
Net loss reclassified from accumulated other comprehensive loss into earnings			8,241				1,411	9,652
Other comprehensive income			(58,335)				(13,012)	(71,347)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership				760,038			(760,038)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(2,792,872)		(439,384)	(3,232,256)
Distribution to other noncontrolling interest partners							(4,740)	(4,740)
Net income, excluding $1,166 attributable to preferred interests in the Operating Partnership and a $1,187 loss attributable to noncontrolling redeemable interests in properties					4,627,612		736,529	5,364,141
Balance at December 31, 2025	$40,451	$33	$(251,361)	$12,347,192	$(4,608,136)	$(2,319,911)	$1,263,819	$6,472,087

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	December 31,	December 31,
	2025	2024
ASSETS:
Investment properties, at cost	$50,946,067	$40,242,392
Less — accumulated depreciation	20,701,510	19,047,078
	30,244,557	21,195,314
Cash and cash equivalents	823,147	1,400,345
Tenant receivables and accrued revenue, net	934,077	796,513
Investment in other unconsolidated entities, at equity	4,362,339	2,670,739
Investment in Klépierre, at equity	1,505,377	1,384,267
Investment in TRG, at equity	—	3,069,297
Right-of-use assets, net	755,934	519,607
Deferred costs and other assets	1,981,035	1,369,609
Total assets	$40,606,466	$32,405,691
LIABILITIES:
Mortgages and unsecured indebtedness	$28,430,175	$24,264,495
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,954,402	1,712,465
Cash distributions and losses in unconsolidated entities, at equity	1,739,418	1,680,431
Distribution payable	2,723	2,410
Lease liabilities	756,539	520,283
Other liabilities	1,017,816	626,155
Total liabilities	33,901,073	28,806,239
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests	233,306	184,729
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	40,451	40,778
General Partner, 325,223,870 and 326,278,138 units outstanding, respectively	5,167,817	2,901,147
Limited Partners, 55,689,714 and 50,759,627 units outstanding, respectively	884,913	451,339
Total partners’ equity	6,093,181	3,393,264
Nonredeemable noncontrolling interests in properties, net	378,906	21,459
Total equity	6,472,087	3,414,723
Total liabilities and equity	$40,606,466	$32,405,691

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Year
	Ended December 31,
	2025	2024	2023
REVENUE:
Lease income	$5,839,160	$5,389,760	$5,164,335
Management fees and other revenues	144,426	133,250	125,995
Other income	380,919	440,788	368,506
Total revenue	6,364,505	5,963,798	5,658,836
EXPENSES:
Property operating	580,975	529,753	489,346
Depreciation and amortization	1,426,423	1,265,340	1,262,107
Real estate taxes	451,128	408,641	441,783
Repairs and maintenance	119,915	105,020	97,257
Advertising and promotion	155,826	144,551	127,346
Home and regional office costs	251,748	223,277	207,618
General and administrative	60,888	44,743	38,513
Other	142,206	149,677	187,844
Total operating expenses	3,189,109	2,871,002	2,851,814
OPERATING INCOME BEFORE OTHER ITEMS	3,175,396	3,092,796	2,807,022
Interest expense	(974,835)	(905,797)	(854,648)
(Loss) gain due to disposal, exchange, or revaluation of equity interests, net	(86,119)	451,172	362,019
Income and other tax expense	(35,788)	(23,262)	(81,874)
Income from unconsolidated entities	504,088	207,322	375,663
Unrealized (losses) gains in fair value of publicly traded equity instruments and derivative instrument, net	(106,082)	(17,392)	11,892
Gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	2,887,460	(75,818)	(3,056)
CONSOLIDATED NET INCOME	5,364,120	2,729,021	2,617,018
Net income (loss) attributable to noncontrolling interests	4,815	(1,641)	(1,336)
Preferred unit requirements	4,503	4,897	5,237
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$5,354,802	$2,725,765	$2,613,117
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$4,624,275	$2,367,559	$2,279,789
Limited Partners	730,527	358,206	333,328
Net income attributable to unitholders	$5,354,802	$2,725,765	$2,613,117
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$14.17	$7.26	$6.98

Consolidated Net Income	$5,364,120	$2,729,021	$2,617,018
Unrealized (loss) gain on derivative hedge agreements	(31,402)	16,491	18,350
Net loss (gain) reclassified from accumulated other comprehensive loss into earnings	9,652	(5,623)	(4,084)
Currency translation adjustments	(52,683)	(34,282)	(26,513)
Changes in available-for-sale securities and other	3,086	(923)	2,254
Comprehensive income	5,292,773	2,704,684	2,607,025
Comprehensive income loss attributable to noncontrolling interests	6,002	1,543	610
Comprehensive income attributable to unitholders	$5,286,771	$2,703,141	$2,606,415

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year
	Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$5,364,120	$2,729,021	$2,617,018
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	1,554,346	1,359,861	1,333,584
(Gain) loss on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(2,887,460)	75,818	3,056
Loss (gain) due to disposal, exchange, or revaluation of equity interests, net	86,119	(451,172)	(362,019)
Unrealized losses (gains) in fair value of publicly traded equity instruments and derivative instrument, net	106,082	17,392	(11,892)
Straight-line lease (income) loss	(27,790)	802	9,866
Equity in income of unconsolidated entities	(504,088)	(207,322)	(375,663)
Distributions of income from unconsolidated entities	445,901	362,734	458,709
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	(59,769)	36,161	(11,802)
Deferred costs and other assets	14,565	(235,884)	24,423
Accounts payable, accrued expenses, intangibles, deferred revenues and other	44,525	127,244	245,513
Net cash provided by operating activities	4,136,551	3,814,655	3,930,793
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(1,114,368)	(56,105)	(65,829)
Funding of loans to related parties	—	(111,000)	(15,250)
Repayments of loans to related parties	16,956	82,289	16,188
Capital expenditures, net	(934,346)	(755,584)	(793,283)
Cash impact from the consolidation of properties	104,829	46,228	—
Net proceeds from sale of assets	—	55,203	—
Investments in unconsolidated entities	(62,418)	(112,655)	(83,961)
Purchase of short-term investments	—	(600,000)	(1,000,000)
Proceeds from redemption of short-term investments	—	1,600,000	—
Purchase of equity instruments	(48,704)	(241,186)	(31,742)
Proceeds from sale of equity instruments	96,194	1,183,528	304,129
Insurance proceeds for property restoration	—	4,587	7,427
Distributions of capital from unconsolidated entities and other	341,153	313,016	299,140
Net cash (used in) provided by investing activities	(1,600,704)	1,408,321	(1,363,181)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(328)	(328)	(328)
Purchase of units related to stock grant recipients' tax withholdings	(13,912)	(10,558)	(5,795)
Redemption of limited partner units	(7,281)	(42,293)	(13,524)
Purchase of general partner units	(226,826)	—	(140,593)
Preferred unit redemptions	(5,000)	(7,500)	(2,500)
Distributions to noncontrolling interest holders in properties	(23,404)	(21,049)	(41,956)
Contributions from noncontrolling interest holders in properties	6,705	9,807	9,813
Partnership distributions	(3,233,422)	(3,045,959)	(2,796,681)
Mortgage and unsecured indebtedness proceeds, net of transaction costs	3,668,892	1,095,546	3,629,840
Mortgage and unsecured indebtedness principal payments	(3,278,469)	(2,969,288)	(2,658,525)
Net cash used in financing activities	(3,113,045)	(4,991,622)	(2,020,249)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(577,198)	231,354	547,363
CASH AND CASH EQUIVALENTS, beginning of period	1,400,345	1,168,991	621,628
CASH AND CASH EQUIVALENTS, end of period	$823,147	$1,400,345	$1,168,991

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	Interests	Equity

Balance at December 31, 2022	$41,435	$3,097,089	$448,076	$25,052	$3,611,652
Issuance of limited partner units (1,725,000 units)			197,426		197,426
Series J preferred stock premium and amortization	(329)				(329)
Stock incentive program (291,122 common units, net)		—			—
Amortization of stock incentive		32,468			32,468
Redemption of limited partner units (114,241 units)		(12,483)	(1,041)		(13,524)
Treasury stock purchase (1,273,733 shares)		(140,593)			(140,593)
Long-term incentive performance units			14,739		14,739
Issuance of unit equivalents and other (50,658 common units)		(18,145)	6	2,020	(16,119)
Unrealized gain on hedging activities		15,784	2,566		18,350
Currency translation adjustments		(22,116)	(4,397)		(26,513)
Changes in available-for-sale securities and other		1,969	285		2,254
Net gain reclassified from accumulated other comprehensive loss into earnings		(3,551)	(533)		(4,084)
Other comprehensive income		(7,914)	(2,079)		(9,993)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		187,413	(187,413)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(2,435,896)	(355,548)	(6,361)	(2,801,142)
Net income, excluding preferred distributions on temporary equity preferred units of $1,900 and a $1,946 loss attributable to noncontrolling redeemable interests in properties	3,337	2,279,789	333,328	610	2,617,064
Balance at December 31, 2023	$41,106	$2,981,728	$447,494	$21,321	$3,491,649
Issuance of limited partner units (1,572,500 units)			266,665		266,665
Series J preferred stock premium and amortization	(328)				(328)
Limited partner units exchanged to common units (55,000 units)		490	(490)		—
Stock incentive program (372,495 common units, net)		—			—
Amortization of stock incentive		31,678			31,678
Redemption of limited partner units (288,350 units)		(39,662)	(2,631)		(42,293)
Long-term incentive performance units			30,030		30,030
Issuance of unit equivalents and other (616,760 LTIP units and 69,879 common units)		(23,182)		3,720	(19,462)
Unrealized gain on hedging activities		14,039	2,452		16,491
Currency translation adjustments		(28,613)	(5,669)		(34,282)
Changes in available-for-sale securities and other		(799)	(124)		(923)
Net gain reclassified from accumulated other comprehensive loss into earnings		(4,866)	(757)		(5,623)
Other comprehensive income		(20,239)	(4,098)		(24,337)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		244,651	(244,651)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(2,641,876)	(399,186)	(5,125)	(3,049,524)
Net income, excluding preferred distributions on temporary equity preferred units of $1,560 and a $3,184 loss attributable to noncontrolling redeemable interests in properties	3,337	2,367,559	358,206	1,543	2,730,645
Balance at December 31, 2024	$40,778	$2,901,147	$451,339	$21,459	$3,414,723

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	Interests	Equity

Issuance of limited partner units (4,980,693 units)			863,403		863,403
Series J preferred stock premium and amortization	(327)				(327)
Limited partner units exchanged to common units (116,558 units)		1,036	(1,036)		—
Stock incentive program (157,360 common units, net)		—			—
Amortization of stock incentive		37,080			37,080
Redemption of limited partner units (41,510 units)		(6,921)	(360)		(7,281)
Treasury unit purchase (1,246,190 units)		(226,826)			(226,826)
Long-term incentive performance units			53,474		53,474
Issuance of unit equivalents and other (107,462 LTIP units and 81,996 common units)		(74,142)		356,185	282,043
Unrealized loss on hedging activities		(27,586)	(3,816)		(31,402)
Currency translation adjustments		(41,635)	(11,048)		(52,683)
Changes in available-for-sale securities and other		2,645	441		3,086
Net loss reclassified from accumulated other comprehensive loss into earnings		8,241	1,411		9,652
Other comprehensive income		(58,335)	(13,012)		(71,347)
Adjustment to limited partners' interest from change in ownership in the Operating Partnership		760,038	(760,038)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(3,337)	(2,789,535)	(439,384)	(4,740)	(3,236,996)
Net income, excluding preferred distributions on temporary equity preferred units of $1,166 and a $1,187 loss attributable to noncontrolling redeemable interest in properties	3,337	4,624,275	730,527	6,002	5,364,141
Balance at December 31, 2025	$40,451	$5,167,817	$884,913	$378,906	$6,472,087

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®.  As of December 31, 2025, we owned or held an interest in 212 income-producing properties in the United States, which consisted of 108 malls, 70 Premium Outlets, 16 Mills, six lifestyle centers, and 12 other retail properties in 38 states and Puerto Rico. Internationally, as of December 31, 2025, we had ownership interests in 42 properties primarily located in Asia, Europe, and Canada. As of December 31, 2025, we also owned a 22.2% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 13 countries in Europe. We also have interests in investments in retail operations (such as Catalyst Brands LLC, or Catalyst); an e-commerce venture (Rue Gilt Groupe, or RGG, which operates shop.simon.com), and Jamestown (a global real estate investment and management company), collectively, our other platform investments.

As of December 31, 2024, and until October 31, 2025, we owned an 88% noncontrolling interest in The Taubman Realty Group, LLC, or TRG. As further discussed in Note 4, on October 31, 2025, we acquired the remaining 12% interest which we did not previously own, or the TRG Acquisition.

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

We also consolidate a variable interest entity, or VIE, when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements. Except as discussed in Note 6, there have been no changes during 2025 in previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During the periods presented, we did not provide financial or other support to any identified VIE that we were not contractually obligated to provide, except as discussed in Note 6.

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

As of December 31, 2025, we consolidated 144 wholly-owned properties and 22 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We apply the equity method of accounting to the other 88 properties (the joint venture properties), our investments in Klépierre, and our other platform investments. We manage the day-to-day operations of 51 of the 88 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Canada, the People’s Republic of China, Spain, Thailand, Indonesia, and the United Kingdom comprise 29 of the remaining 37 properties.

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

Our weighted average ownership interest in the Operating Partnership was as follows:

	For the Year Ended
	December 31,
	2025	2024	2023
Weighted average ownership interest	86.4%	86.9%	87.2%

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

As of December 31, 2025 and 2024, our ownership interest in the Operating Partnership was 85.4% and 86.5%, respectively. We adjust the noncontrolling limited partners’ interest at the end of each period to reflect their interest in the net assets of the Operating Partnership.

Preferred unit requirements in the Operating Partnership’s accompanying consolidated statements of operations and comprehensive income represent distributions on outstanding preferred units and are recorded when declared.

3. Summary of Significant Accounting Policies

Investment Properties

Investment properties consist of the following as of December 31:

	2025	2024
Land	$4,518,132	$3,628,479
Buildings and improvements	45,784,417	36,083,518
Total land, buildings and improvements	50,302,549	39,711,997
Furniture, fixtures and equipment	643,518	530,395
Investment properties at cost	50,946,067	40,242,392
Less — accumulated depreciation	20,701,510	19,047,078
Investment properties at cost, net	$30,244,557	$21,195,314
Construction in progress included above	$813,455	$803,710

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

	For the Year Ended
	December 31,
	2025	2024	2023
Capitalized interest	$30,961	$36,059	$39,906

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

During the fourth quarter of 2024, we recorded an other-than-temporary impairment charge of $57.0 million, representing our pre-development costs associated with an unconsolidated joint venture development project, which is included in (Loss) gain due to disposal, exchange or revaluation of equity interests, net in the accompanying consolidated statement of operations and comprehensive income.  Additionally, during the fourth quarter of 2024, we recorded an other-than-temporary impairment charge of $19.3 million to reduce our investment balance in one retail unconsolidated joint venture to its estimated fair value, which is included in loss (gain) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interest in unconsolidated entities and impairment, net in the accompanying consolidated statement of operations and comprehensive income.

Purchase Accounting

We allocate the purchase price of asset acquisitions, business combinations and any excess investment in unconsolidated entities to the various components of the acquisition based upon the fair value of each component which may be derived from various observable or unobservable inputs and assumptions. Also, we may utilize third party valuation specialists. These components typically include buildings, land and intangibles related to in-place leases and we estimate:

●	the fair value of land and related improvements and buildings on an as-if-vacant basis,
●	the market value of in-place leases based upon our best estimate of current market rents and amortize the resulting market rent adjustment into lease income,
●	the value of costs to obtain tenants, including tenant allowances and improvements and leasing commissions, and
●	the value of lease income and recovery of costs foregone during a reasonable lease-up period, as if the space was vacant.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of equity instruments, our deferred compensation plan investments, the debt securities of our captive insurance subsidiary, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At December 31, 2025 and 2024, we had equity instruments with readily determinable fair values of $33.7 million and $89.9 million, respectively. Changes in the fair value of these equity instruments are recorded in unrealized (losses) gains in fair value of publicly traded equity instruments and derivative instrument, net in our consolidated statements of operations and comprehensive income. At December 31, 2025 and 2024, we had equity instruments without readily determinable fair values of $329.1 million and $408.9 million, respectively, for which we have elected the measurement alternative. We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer. We recorded a reduction in the carrying value of these investments of $67.6 million, $7.0 million, and  nil for the years ended December 31, 2025, 2024, and 2023, respectively. Changes in the fair value of these equity instruments are recorded in (Loss) gain due to disposal, exchange, or revaluation of equity interests, net in our consolidated statements of operations and comprehensive income.

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

At December 31, 2025 and 2024, we held debt securities of $161.6 million and $133.4 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive income (loss) until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

We have equity instruments with readily determinable fair values that are valued using Level 1 inputs. We have foreign currency forward contracts, interest rate cap and swap agreements, that are valued using Level 2 inputs. We also have a bifurcated embedded derivative option that was a component of the €750.0 million exchangeable bonds issued in November 2023. This instrument is classified as primarily having Level 3 inputs and is further discussed in Note 3, within the Derivative Financial Instruments subsection and Note 7.

Description	December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Deferred costs and other assets	$36,348	$33,687	$2,661	$-

Liabilities:
Other Liabilities	$218,372	$-	$13,259	$205,113

Description	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Deferred costs and other assets	$110,897	$89,871	$21,026	$-

Liabilities:
Other Liabilities	$62,109	$-	$2,136	$59,973

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

Deferred Costs and Other Assets

Deferred costs and other assets include the following as of December 31:

	2025	2024
Deferred lease costs, net	$128,943	$82,323
In-place lease intangibles, net	48,730	867
Acquired above market lease intangibles, net	503	1,879
Marketable securities of our captive insurance companies	161,604	133,381
Goodwill	20,098	20,098
Other marketable and non-marketable securities	362,782	498,974
Provisional fair value - TRG Acquisition, net (Note 4)	700,641	—
Prepaids, notes receivable and other assets, net	557,734	632,087
	$1,981,035	$1,369,609

Deferred Lease Costs

Our deferred leasing costs consist primarily of initial direct costs and, prior to the adoption of ASC 842, capitalized salaries and related benefits, in connection with lease originations. We record amortization of deferred leasing costs on a straight-line basis over the terms of the related leases. Details of these deferred costs as of December 31 are as follows:

	2025	2024
Deferred lease costs	$252,764	$249,477
Accumulated amortization	(123,821)	(167,154)
Deferred lease costs, net	$128,943	$82,323

Amortization of deferred leasing costs is a component of depreciation and amortization expense. The accompanying consolidated statements of operations and comprehensive income include amortization of deferred leasing costs as follows:

	For the Year Ended December 31,
	2025	2024	2023
Amortization of deferred leasing costs	$26,176	$29,154	$34,119

Intangibles (excluding Provisional fair value – TRG Acquisition)

The average remaining life of in-place lease intangibles is approximately 2.3 years and is being amortized on a straight-line basis and is included with depreciation and amortization in the consolidated statements of operations and comprehensive income. The fair market value of above and below market leases is amortized into lease income over the remaining lease life as a component of reported lease income. The weighted average remaining life of these intangibles is approximately 2.4 years. The unamortized amount of below market leases is included in accounts payable, accrued expenses, intangibles and deferred revenues in the consolidated balance sheets and was $5.3 million and $7.5 million as of December 31, 2025 and 2024, respectively. The amount of amortization of above and below market leases, net, which increased lease income for the years ended December 31, 2025, 2024, and 2023, was $0.8 million, $0.1 million and $0.9 million, respectively. If a lease is terminated prior to the original lease termination, any remaining unamortized intangible is written off to earnings.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Details of intangible assets as of December 31 are as follows:

	2025	2024
In-place lease intangibles	$93,541	$38,133
Accumulated amortization	(44,811)	(37,266)
In-place lease intangibles, net	$48,730	$867

	2025	2024
Acquired above market lease intangibles	$119,974	$119,803
Accumulated amortization	(119,471)	(117,924)
Acquired above market lease intangibles, net	$503	$1,879

Estimated future amortization and the increasing (decreasing) effect on lease income for our above and below market leases as of December 31, 2025 are as follows:

	Below	Above	Impact to
	Market	Market	Lease
	Leases	Leases	Income, Net
2026	$1,598	$(475)	$1,123
2027	1,263	(28)	1,235
2028	1,221	—	1,221
2029	1,123	—	1,123
2030	115	—	115
Thereafter	13	—	13
	$5,333	$(503)	$4,830

Derivative Financial Instruments

We record all derivatives on our consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have designated a derivative as a hedge and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We may use a variety of derivative financial instruments in the normal course of business to selectively manage or hedge a portion of the risks associated with our indebtedness and interest payments. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps and caps. We require that hedging derivative instruments be highly effective in reducing the risk exposure that they are designated to hedge. We formally designate instruments that meets these hedging criteria as a hedge at the inception of the derivative contract.  We have no credit-risk-related hedging or derivative activities.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

As of December 31, 2025, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	7	$2.2 billion
Interest Rate Caps	1	$85.0 million
Interest Rate Swaps	3	€541.7 million
Interest Rate Caps	3	€178.8 million

As of December 31, 2024, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	3	$430.0 million
Interest Rate Swaps	2	€193.0 million
Interest Rate Caps	2	€80.0 million

The carrying value of our interest rate swap and cap agreements, at fair value, are included in deferred costs and other assets and other liabilities. As of December 31, 2025, we had interest rate swap and cap agreements with combined asset balances of $1.5 million and combined liability balances of $12.8 million. As of December 31, 2024, we had interest rate swap and cap agreements with combined asset balances of $8.3 million and combined liability balances of $2.2 million.

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

The unamortized gain on our treasury locks and terminated hedges recorded in accumulated other comprehensive income was $35.3 million and $40.8 million as of December 31, 2025 and 2024, respectively.  Within the next year, we expect to reclassify to earnings approximately $6.8 million of gains related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss).

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

We had the following Euro:USD forward contracts designated as net investment hedges at December 31, 2025 and 2024 (in millions):

		Asset (Liability) Value as of
		December 31,	December 31,
Notional Value	Maturity Date	2025	2024
€50.0	March 17, 2025	—	3.2
€27.0	March 17, 2025	—	1.9
€54.0	March 17, 2025	—	3.9
€50.0	April 17, 2025	—	3.8
€125.0	January 15, 2026	0.3	—
€125.0	January 15, 2026	0.3	—
€50.5	February 18, 2026	(0.4)	—
€50.0	March 16, 2026	0.1	—
€50.0	May 15, 2026	0.1	—
€50.0	July 15, 2026	0.1	—
€100.0	January 15, 2027	0.3	—

Asset balances in the above table are included in deferred costs and other assets. Liability balances in the above table are included in other liabilities.

We have designated certain derivative and nonderivative instruments as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss).  For the years ended December 31, 2025, 2024, and 2023 we recorded gains (losses) of ($240.2 million), $119.2 million, and ($45.2 million), respectively, in the cumulative translation adjustment section of the other comprehensive income (loss).  Changes in the value of these instruments are offset by changes in the underlying hedged Euro investments.

The total accumulated other comprehensive income (loss) related to Simon’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $25.0 million and $57.9 million as of December 31, 2025 and 2024, respectively. The total accumulated other comprehensive income (loss) related to the Operating Partnership’s derivative activities, including our share of the other comprehensive income (loss) from unconsolidated entities, was $29.3 million and $66.9 million as of December 31, 2025 and 2024, respectively.

The exchange option of our Klépierre exchangeable bonds is valued as a derivative liability using an option pricing model that incorporates the observed period ending price of the exchangeable bonds and secondary market prices of comparable unsecured senior notes without an exchange feature. The key assumptions utilized are the period ending share-price of Klépierre, share-price implied volatility, the EUR risk-free rate, Klépierre expected dividend yield, time to maturity, and the comparable spread to the EUR risk-free rate of unsecured senior notes without an exchange feature.

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

The key inputs into the option model for the exchange option within the exchangeable bonds as of December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025	December 31, 2024
Klépierre stock price	€33.74	€27.80
Implied volatility	17.78%	19.20%
EUR risk-free rate	2.04%	2.10%
Klépierre expected dividend yield	5.06%	6.10%
Expected term	0.87 years	1.87 years
Credit Spread	0.45%	0.50%

The option is measured at fair value on a recurring basis.  As of December 31, 2025 and December 31, 2024 the values of the option were $205.1 million and $60.0 million, respectively.

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows as of December 31:

	2025	2024
Limited partners’ interests in the Operating Partnership	$884,913	$451,339
Nonredeemable noncontrolling interests in properties, net	378,906	21,459
Total noncontrolling interests reflected in equity	$1,263,819	$472,798

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

Accumulated Other Comprehensive Income (Loss)

Simon

The total accumulated other comprehensive income (loss) related to Simon’s currency translation adjustment was ($278.3) million, ($250.2) million and ($221.6) million as of December 31, 2025, 2024 and 2023, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of December 31:

	For the Year Ended
	December 31,
				Affected line item where
	2025	2024	2023	net income is presented
Currency translation adjustments	$(15,847)	$—	$—	Gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net
	2,317	—	—	Net income attributable to noncontrolling interests
	$(13,530)	$—	$—

Accumulated derivative gains, net	$6,195	$5,623	$4,084	Interest expense
	(906)	(757)	(533)	Net income attributable to noncontrolling interests
	$5,289	$4,866	$3,551

The Operating Partnership

The total accumulated other comprehensive income (loss) related to the Operating Partnership’s currency translation adjustment was ($326.0) million, ($289.1) million and ($254.9) million as of December 31, 2025, 2024 and 2023, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following as of December 31:

	For the Year Ended
	December 31,
				Affected line item where
	2025	2024	2023	net income is presented
Currency translation adjustments	$(15,847)	$—	$—	Gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net

Accumulated derivative gains, net	$6,195	$5,623	$4,084	Interest expense

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

Revenues from insurance premiums charged to unconsolidated properties are recognized on a pro-rata basis over the terms of the policies. Insurance losses on these policies and our self-insurance for our consolidated properties are reflected in property operating expenses in the accompanying consolidated statements of operations and comprehensive income and include estimates for losses incurred but not reported as well as losses pending settlement. Estimates for losses are based on evaluations by third-party actuaries and management’s estimates. Total insurance reserves for our insurance subsidiaries and other self-insurance programs as of December 31, 2025 and 2024 approximated $138.1 million and $114.8 million, respectively, and are included in other liabilities in the consolidated balance sheets. Information related to the securities included in the investment portfolio of our captive insurance subsidiary is included within the “Equity Instruments and Debt Securities” section above.

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

We have also elected taxable REIT subsidiary, or TRS, status for some of our subsidiaries. This enables us to provide services that would otherwise be considered impermissible for REITs and participate in activities that do not qualify as “rents from real property,” in each case, through such subsidiaries. For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income.

As a partnership, the allocated share of the Operating Partnership’s income or loss for each year is included in the income tax returns of the partners; accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements other than as discussed above for our TRSs.

As of December 31, 2025 and 2024, we had net deferred tax liabilities of $365.8 million and $217.8 million, respectively, which primarily relate to the temporary differences between the carrying value of balance sheet assets and liabilities and their tax bases. These differences were primarily created through the consolidation of various European assets in 2016 and 2025. Additionally, we have deferred tax assets related to our TRSs, consisting of operating losses and other carryforwards for U.S. federal income tax purposes as well as the timing of the deductibility of losses or reserves from insurance subsidiaries, though these amounts are not material to the financial statements. The deferred tax asset is

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

included in deferred costs and other assets and the deferred tax liability is included in other liabilities in the accompanying consolidated balance sheets.

We are also subject to certain other taxes, including state and local taxes, franchise taxes, as well as income-based and withholding taxes on dividends from certain of our international investments, which are included in income and other taxes in the consolidated statements of operations and comprehensive income.

Substantially all of our pretax income from continuing operations is derived from our U.S. operations, other than income generated by our taxable REIT subsidiaries, and no provision has been made on this income as further discussed above as SPG has elected to be taxed as a REIT. Income tax expense (benefit) disaggregated by federal, state, and foreign jurisdictions in each period was as follows:

	For the Year Ended December 31,
	2025	2024	2023
Federal	$(1,670)	$(14,251)	$53,321
State	2,921	1,912	2,026
Foreign	19,028	21,647	13,459
Total income-based tax expense	$20,279	$9,308	$68,806

Our income-based cash paid for taxes (net of refunds received) disaggregated by federal, state, and foreign jurisdictions in each period was as follows:

	For the Year Ended December 31,
	2025	2024	2023
Federal	$(174)	$74,350	$1,700
State	(5,230)	14,830	6,618
Foreign
Netherlands	9,149	10,557	5,528
Italy	17,392	12,532	12,105
Austria	4,256	4,184	3,626
Other Foreign	3,737	2,692	1,610
Total cash paid for taxes	$29,130	$119,145	$31,187

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes,” which provides improvements to annual income tax disclosures by enhancing the transparency and decision usefulness of the material provided. The standard is effective for us for fiscal years beginning after December 15, 2024 on a prospective basis. Refer to the Income Taxes disclosure in Note 3.

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting,” which is intended to improve the navigability of the required interim reporting disclosures and clarifies when that guidance is applicable. The amendments in the ASU will be effective for us for interim reporting periods within annual reporting periods beginning after December 15, 2027. We are currently evaluating the impact that the adoption of these amendments will have on our footnotes.

4. Real Estate Acquisitions and Dispositions

We acquire interests in properties to generate both current income and long-term appreciation in value. We acquire interests in individual properties or portfolios of real estate companies that meet our investment criteria and sell properties which no longer meet our strategic criteria. Unless otherwise noted below, gains and losses on these transactions are included in (Loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during 2025, 2024, and 2023. Refer to Note 6 for disclosure of unconsolidated joint venture acquisitions and dispositions.

Our acquisition and disposition activity for the periods presented are as follows:

2025 Acquisitions

On November 17, 2025, we completed the acquisition of a 100% interest in a retail property, Phillips Place, located in Charlotte, North Carolina. The cash consideration including working capital was $143.8 million.  Upon acquisition, we recorded $133.3 million of investment property.  The property is unencumbered. We accounted for this transaction as an asset acquisition.

On October 31, 2025, we closed on the acquisition of the remaining 12% interest in TRG which we did not previously own in exchange for approximately 5.06 million units in the Operating Partnership.  As a result of this acquisition, we obtained control of and consolidated TRG as of the acquisition date.  TRG has an interest in 22 regional, super-regional, and outlet malls in the U.S. and Asia, 11 of which are now consolidated and 11 of which are accounted for under the equity method upon the acquisition.  The 11 consolidated properties are now reported within our Real estate segment in Note 11.  This acquisition aligns with our strategy of owning high-quality assets, unlocking operational synergies and driving further innovation.

The acquisition was accounted for as a business combination requiring a remeasurement of our previously held 88% noncontrolling equity interest to fair value, which resulted in the recognition of a non-cash gain of $2.858 billion in the fourth quarter of 2025, which is included in gain (loss) on acquisition of controlling interest, sale, or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the consolidated statement of operations and comprehensive income and the assets acquired and liabilities assumed were recognized at their acquisition date fair value.  The fair value of our previously held 88% noncontrolling equity interest was measured based primarily on the value implied by our most recent previous purchase of noncontrolling equity interests in TRG discussed in Note 6.

We have not yet finalized the valuation of the assets acquired and liabilities assumed as of December 31, 2025.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

The primary assumptions that are not yet finalized relate to the determination and review of the fair value of rents related to each space in each property where we are the lessor, as well as leases in which we are the lessee.  These assumptions are required in order to finalize estimates underlying the valuation of lease-related intangible assets and liabilities, as well as investment property and the related nonredeemable noncontrolling interest in a consolidated property.  Our estimates and assumptions are provisional pending determination and review of the assumptions discussed above and are subject to change during the measurement period, not to exceed one year from the date of the transaction.

The following table summarizes our preliminary acquisition date fair value of the assets acquired and liabilities assumed, which is based on significant inputs not observable in the market and thus represent Level 3 inputs (primarily capitalization rates used to value each of the 22 consolidated and unconsolidated properties and the implied noncontrolling interest value of a consolidated property).  The non-cash components of these investing and financing activities are excluded from our consolidated statement of cash flows.

October 31,
2025
Assets:
Investment properties	$7,823,038
Cash and cash equivalents	39,949
Tenant receivables and accrued revenue, net	25,414
Investment in other unconsolidated entities, at equity	1,769,613
Right-of-use assets, net	229,174
Deferred costs and other assets	726,683
Total assets acquired	$10,613,871
Liabilities:
Mortgages and unsecured indebtedness	$3,143,977
Accounts payable, accrued expenses, intangibles, and deferred revenues	102,686
Lease liabilities	229,174
Other liabilities	96,692
Total liabilities assumed	3,572,529

Nonredeemable noncontrolling interest in a property, net	354,729

Fair value of previously held equity interest	5,767,814

Total acquisition consideration	$918,799

From the date of acquisition, we recognized $136.9 million of total consolidated revenue and a consolidated net loss of $26.5 million, which includes an estimate of depreciation on the preliminary allocation of fair value to tangible and intangible assets acquired.  We recorded amortization of acquisition related intangibles related to the TRG Acquisition of $22.7 million for the year ended December 31, 2025.  Transaction costs in connection with this acquisition were not significant.  Refer to Note 6 for further discussion and summarized financial information of the revenue and earnings of TRG prior to the date of acquisition.

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

Simon

	For the Year Ended December 31,
	2025	2024	2023
Net Income attributable to Common Stockholders — Basic and Diluted	$4,624,275	$2,367,559	$2,279,789
Weighted Average Shares Outstanding — Basic and Diluted	326,366,632	326,097,137	326,807,326

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

For the year ended December 31, 2025, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the years ended December 31, 2025, 2024, and 2023. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Year Ended December 31,
	2025	2024	2023
Net Income attributable to Unitholders — Basic and Diluted	$5,354,802	$2,725,765	$2,613,117
Weighted Average Units Outstanding — Basic and Diluted	377,924,881	375,434,534	374,589,788

For the year ended December 31, 2025, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the years ended December 31, 2025, 2024, and 2023. We accrue distributions when they are declared.

The taxable nature of the dividends declared and Operating Partnership distributions declared for each of the years ended as indicated is summarized as follows:

	For the Year Ended December 31,
	2025	2024	2023
Total dividends/distributions paid per common share/unit	$8.55	$8.10	$7.45
Percent taxable as ordinary income	100.00%	99.40%	99.70%
Percent taxable as long-term capital gains	0.00%	0.60%	0.30%
	100.00%	100.00%	100.00%

6. Investments in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in Note 2, we held joint venture interests in 88 properties as of December 31, 2025 and 79 properties as of December 31, 2024.

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

We may provide financing to joint venture properties primarily in the form of interest bearing loans. As of December 31, 2025 and 2024, we had construction loans and other advances to these related parties totaling $48.3 million and $59.6 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

During the fourth quarter of 2025, we recorded a non-cash gain of $21.6 million related to the disposition of one unconsolidated property in satisfaction of its $84.3 million non-recourse mortgage loan, which is included in (Loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

impairment, net in the accompanying consolidated statement of operations and comprehensive income. This non-cash investing and financing activity is excluded from our consolidated statement of cash flows.

The Taubman Realty Group

During the fourth quarter of 2024, we acquired an additional 4% ownership in TRG for approximately $266.7 million by issuing 1,572,500 units in the Operating Partnership, then bringing our noncontrolling ownership interest in TRG to 88%. In the third quarter of 2023, we acquired an additional 4% ownership in TRG for approximately $199.6 million by issuing 1,725,000 units in the Operating Partnership. Substantially all of our investment was determined to relate to investment property. Our investment included 6.38% Series A Cumulative Redeemable Preferred Units for $362.5 million issued to us.  Neither transaction included or resulted in any change to the rights and obligations or decision making authority of the members of the TRG partnership.  Subsequent to the TRG Acquisition discussed in Note 4, 11 of the former TRG properties are accounted for as equity method investments and are presented in the summary financial information later in this Note.

The tables below represent summary financial information of TRG up to the date of the TRG Acquisition discussed in Note 4.

December 31,
2024
Total assets	$3,210,634
Total liabilities	4,171,378
Noncontrolling interests	167,251

	For the 10 Months Ended	For the Year Ended
	October 31,	December 31,
	2025	2024	2023
Total revenues	$598,530	$716,668	$695,222
Operating income before other items	250,304	289,827	281,349
Consolidated net income	166,949	243,169	42,910
Our share of net income	145,917	203,518	32,728
Amortization of excess investment	(164,422)	(264,942)	(113,333)

Other Platform Investments

During the fourth quarter of 2024, J.C. Penney completed an all-equity transaction where it acquired the retail operations of SPARC Group, resulting in the recognition of a non-cash pre-tax gain, our share of which was $100.5 million, which is included in (Loss) gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income. The combined business was renamed Catalyst post transaction. This non-cash investment activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $25.1 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income. As of December 31, 2025 and 2024, we own a 31.3% noncontrolling interest in Catalyst. Additionally, we continue to hold a 33.3% noncontrolling interest in SPARC Holdings, the former owner of SPARC Group, which now primarily holds a 25% interest in Catalyst. During 2025, Catalyst recognized a net pre-tax loss on restructuring activities, our share of which was $9.4 million, which is included in (Loss) gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income.

During the first quarter of 2024, we and a partner funded a loan to SPARC Group, our share of which was $100.0 million, which constituted a reconsideration event and the resulting determination that SPARC Group was a VIE. As we did not have power to direct the activities that most significantly impacted the economic performance of SPARC Group, we were not the primary beneficiary and continued to account for our investment under the equity method. In the second

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

quarter of 2024, we were reimbursed $50.0 million by a venture partner, reducing our loan receivable to $50.0 million and equalizing all partners’ loans to the venture. We had previously provided a guarantee to SPARC Group’s lenders of $50.0 million, however as a result of the Catalyst transaction discussed above, this guarantee has been cancelled. Further, we have determined SPARC Group is no longer a VIE.

During the third quarter of 2023, SPARC Group issued equity to a third party resulting in the dilution of our ownership to approximately 33.3% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $145.8 million, which is included in (Loss) gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income. This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $36.9 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income.

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

During the first quarter of 2024, we sold all of our remaining interest in Authentic Brands Group, or ABG, for cash proceeds of $1.2 billion, resulting in a pre-tax gain of $414.8 million, which is included in (Loss) gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income. In connection with this transaction, we recorded tax expense of $103.7 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income.

During the fourth quarter of 2023, we sold a portion of our interest in ABG for cash proceeds of $300.2 million, resulting in a pre-tax gain of $157.1 million. In connection with this transaction, we recorded tax expense of $39.3 million which is included in income and other tax expense in the consolidated statement of operations and comprehensive income. Concurrently, ABG completed a capital transaction resulting in the dilution of our ownership to approximately 9.6% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $10.3 million.  These gains are included in (Loss) gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income. This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $2.6 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income.

During the third quarter of 2023, ABG completed a capital transaction resulting in the dilution of our ownership to approximately 11.7% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $12.4 million, which is included in (Loss) gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statement of operations and comprehensive income. This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $3.1 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income.

During the second quarter of 2023, ABG completed a capital transaction resulting in a dilution of our ownership from approximately 12.3% to approximately 11.8% and a deemed disposal of a proportional interest of our investment. As a result, we recognized a non-cash pre-tax gain on the deemed disposal of $36.4 million, which is included in (Loss) gain due to  disposal, exchange, or revaluation of equity interests in the consolidated statement of operations and comprehensive income. This non-cash investing activity is excluded from our consolidated statement of cash flows. In connection with this transaction, we recorded deferred taxes of $9.1 million, which is included in income and other tax expense in the consolidated statement of operations and comprehensive income.

As of December 31, 2025 and 2024, we own a 45% noncontrolling interest in Rue Gilt Groupe and a 50% noncontrolling legal ownership interest in Jamestown.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

The tables below represent combined summary financial information, after intercompany eliminations, of our other platform investments.

	December 31,	December 31,
	2025	2024
Total assets	$8,030,819	$7,362,494
Total liabilities	6,336,013	7,093,528

	For the Year Ended
	December 31,
	2025	2024	2023
Total revenues	$12,461,291	$12,627,806	$13,865,845
Operating income before other items	262,844	10,438	683,723
Consolidated net income (loss)	90,383	(201,170)	239,491
Share of net income (loss), net of tax	60,296	(21,920)	40,002
Amortization of excess investment	(2,768)	(2,768)	(6,740)

International Investments

We conduct our international operations primarily through joint venture arrangements and account for the majority of these international joint venture investments using the equity method of accounting.

European Investments

At December 31, 2025, we owned 63,355,252 shares, or approximately 22.2%, of Klépierre, which had a quoted market price of $39.61 per share. During the year ended December 31, 2025, we exchanged 568,896 shares of Klépierre to settle the conversion of €15.4 million of the Operating Partnership’s exchangeable bonds, which are exchangeable into shares of Klépierre at the option of the bondholder. In connection with these transactions, we recorded a gain of $9.2 million, which is included in gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the consolidated statement of operations and comprehensive income.  Subsequent to 2025, in the first quarter of 2026 we have settled the exchange of an additional 975,271 shares of Klépierre upon the conversion of €26.4 million of the Klépierre exchangeable bonds.  The tables below represent summary financial information with respect to our investment in Klépierre. This information is based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP.

	December 31,	December 31,
	2025	2024
Total assets	$17,379,529	$15,114,097
Total liabilities	11,595,140	9,843,187
Noncontrolling interests	1,275,727	1,138,385

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

	For the Year Ended
	December 31,
	2025	2024	2023
Total revenues	$1,540,407	$1,421,595	$1,359,246
Operating income before other items	756,757	659,553	618,260
Consolidated net income	478,896	441,371	347,311
Our share of net income	93,123	83,806	64,805
Amortization of excess investment	(11,057)	(15,029)	(17,658)

During the years ended December 31, 2025, 2024, and 2023, Klépierre completed the disposal of its interests in certain shopping centers and our share of the net loss was $4.0 million, $4.1 million, and $11.2 million, respectively. These transactions are included in gain (loss) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

We have an interest in a European investee that had interests in 12 Designer Outlet properties as of December 31, 2025, 2024, and 2023. Eight of these Designer Outlets are consolidated by us as of December 31, 2025. As of December 31, 2025, our legal percentage ownership interests in these properties ranged from 23% to 94%. Due to certain redemption rights held by our venture partner, which will require us to purchase their interests under certain circumstances, the noncontrolling interest is presented (i) in the accompanying Simon consolidated balance sheets outside of equity in limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties and (ii) in the accompanying Operating Partnership consolidated balance sheets within preferred units, various series, at liquidation value, and noncontrolling redeemable interests in properties.

In addition, we have a 50% noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $245.0 million and $221.5 million as of December 31, 2025 and 2024, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $216.8 million and $209.1 million as of December 31, 2025 and 2024, respectively, including all related components of accumulated other comprehensive income (loss).

We also have an interest in two full-price mall operating joint venture properties located in the People’s Republic of China and two full-price mall operating joint venture properties located in South Korea. Our ownership in these properties ranges from 17% to 49%.

Summary Financial Information

The following tables present a summary of the combined balance sheets and statements of operations of our equity method investments and share of income from such investments, excluding our investments in Klépierre as well as TRG prior to the TRG Acquisition, as well as our other platform investments.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

COMBINED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets:
Investment properties, at cost	$22,077,749	$18,875,241
Less - accumulated depreciation	9,020,481	8,944,188
	13,057,268	9,931,053
Cash and cash equivalents	1,264,619	1,270,594
Tenant receivables and accrued revenue, net	605,756	533,676
Right-of-use assets, net	108,349	113,014
Deferred costs and other assets	572,826	531,059
Total assets	$15,608,818	$12,379,396
Liabilities and Partners’ Deficit:
Mortgages	$16,374,773	$13,666,090
Accounts payable, accrued expenses, intangibles, and deferred revenue	1,117,855	1,037,015
Lease liabilities	99,837	104,120
Other liabilities	334,246	363,488
Total liabilities	17,926,711	15,170,713
Preferred units	67,450	67,450
Partners’ deficit	(2,385,343)	(2,858,767)
Total liabilities and partners’ deficit	$15,608,818	$12,379,396
Our Share of:
Partners’ deficit	$(1,247,554)	$(1,180,960)
Add: Excess Investment	2,773,173	1,077,204
Our net Investment in unconsolidated entities, at equity	$1,525,619	$(103,756)

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

As of December 31, 2025, scheduled principal repayments on these joint venture properties’ mortgage indebtedness, assuming the obligations remain outstanding through the initial maturities, are as follows:

2026	$3,573,638
2027	2,459,508
2028	3,175,273
2029	749,397
2030	2,113,931
Thereafter	4,344,553
Total principal maturities	16,416,300
Debt issuance costs	(41,527)
Total mortgages	$16,374,773

This debt becomes due in installments over various terms extending through 2035 with interest rates ranging from 0.30% to 11.03% and a weighted average interest rate of 4.85% at December 31, 2025.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

COMBINED STATEMENTS OF OPERATIONS

	December 31,
	2025	2024	2023
REVENUE:
Lease income	$3,189,131	$3,060,755	$2,984,455
Other income	440,052	385,004	464,058
Total revenue	3,629,183	3,445,759	3,448,513
OPERATING EXPENSES:
Property operating	687,216	660,004	638,638
Depreciation and amortization	653,488	636,218	656,089
Real estate taxes	231,945	231,843	237,809
Repairs and maintenance	88,091	74,172	77,093
Advertising and promotion	96,718	88,693	83,279
Other	257,799	299,645	236,955
Total operating expenses	2,015,257	1,990,575	1,929,863
Operating Income Before Other Items	1,613,926	1,455,184	1,518,650
Interest expense	(719,938)	(711,402)	(685,193)
Gain (loss) on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	23,865	(36,536)	20,529
Net Income	$917,853	$707,246	$853,986
Third-Party Investors’ Share of Net Income	$479,160	$360,792	$436,408
Our Share of Net Income	$438,693	$346,454	$417,578
Amortization of Excess Investment	(79,338)	(58,163)	(59,707)
Our Share of Loss due to disposal, exchange, or revaluation of equity interests, net in the Consolidated Financial Statements	—	36,470	—
Our Share of (Gain) loss on Acquisition of Controlling Interest, Sale or Disposal of, or Recovery on, Assets and Interests in Unconsolidated Entities and Impairment, net	(722)	18,236	(454)
Income from Unconsolidated Entities	$358,633	$342,997	$357,417

Our share of income from unconsolidated entities in the above table, aggregated with our share of results from our investments in Klépierre, as well as our other platform investments, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income.  Unless otherwise noted, our share of the gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net is reflected within (loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

7. Indebtedness

Our mortgages and unsecured indebtedness, excluding the impact of derivative instruments, consist of the following as of December 31:

	2025	2024
Fixed-Rate Debt:
Mortgage notes, including $1,065 and $1,518 of net premiums and $9,924 and $8,749 of debt issuance costs, respectively. Weighted average interest and maturity of 4.40% and 2.3 years at December 31, 2025.	$7,904,730	$4,788,845
Unsecured notes and Credit Facilities (see below), including $73,175 and $74,733 of net discounts and $105,863 and $120,559 of debt issuance costs, respectively.	19,834,822	19,187,150
Commercial Paper (see below)	355,000	—
Total Fixed-Rate Debt	28,094,552	23,975,995
Variable-Rate Debt:
Mortgage notes, including $2,066 and $1,954 of debt issuance costs, respectively. Weighted average interest and maturity of 4.58% and 1.97 years at December 31, 2025.	311,024	210,739
Credit Facilities	—	18,696
Total Variable-Rate Debt	311,024	229,435
Other Debt Obligations and Other	24,599	59,065
Total Mortgages and Unsecured Indebtedness	$28,430,175	$24,264,495

General.  Our unsecured debt agreements contain financial covenants and other non-financial covenants. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of December 31, 2025, we were in compliance with all covenants of our unsecured debt.

At December 31, 2025, our consolidated subsidiaries were the borrowers under 41 non-recourse mortgage notes secured by mortgages on 44 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At December 31, 2025, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Unsecured Debt

At December 31, 2025, our unsecured debt, excluding discounts and debt issuance costs, consisted of $19.1 billion of senior unsecured notes of the Operating Partnership, a €350.0 million ($410.9 million U.S. dollar equivalent) unsecured term loan, $460.0 million outstanding under the Operating Partnership’s $5.0 billion unsecured revolving credit facility, or Credit Facility and $355 million outstanding under the Operating Partnership’s global unsecured commercial paper program, or Commercial Paper program.  The Operating Partnership also has a $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities.

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

The Supplemental Facility has a borrowing capacity of $3.5, which may be increased to $4.5 billion during its term subject to obtaining additional lender commitments and satisfying certain customary conditions precedent and provides for borrowings denominated in U.S. dollars, Euro, Yen, Pounds, Sterling, Canadian dollars and Australian dollars. Borrowings in currencies other than the U.S. dollar are limited to 100% of the maximum revolving credit amount, as defined. The initial maturity date of the Supplemental Facility is January 31, 2029 and can be extended for an additional year to January 31, 2030 at our sole option, subject to the continued compliance with the terms thereof.

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

On December 31, 2025 we had an aggregate available borrowing capacity of $7.7 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Facilities during the year ended December 31, 2025 was $1.0 billion and the weighted average outstanding balance was $693.4 million. Letters of credit of $3.1 million were outstanding under the Facilities as of December 31, 2025.

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness.  The Commercial Paper program is supported

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

by the Credit Facilities, and if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On December 31, 2025, we had $355 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar denominated notes with a weighted average interest rate of 4.04%. These borrowings have a weighted average maturity date of January 22, 2026 and reduced amounts otherwise available under the Credit Facilities.

On January 13, 2026, the Operating Partnership completed the issuance of $800 million of senior unsecured notes with a fixed interest rate of 4.30% and a maturity date of January 15, 2031.  The proceeds were used to fund the redemption at par of the Operating Partnership’s $800 million note maturing on  January 15, 2026.

During the fourth quarter of 2025, we exchanged 568,896 shares of Klépierre to settle the conversion of €15.4 million ($18.1 million U.S. dollar equivalent) of the Operating Partnership’s exchangeable bonds.  See further discussion in Note 6. The balance of the exchangeable bonds is €734.6 million ($862.4 million U.S. dollar equivalent) as of December 31, 2025.

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

On October 1, 2024, the Operating Partnership completed the redemption, at par, of its $900 million 3.375% senior unsecured notes at maturity.

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

Mortgage Debt

Total mortgage indebtedness was $8.2 billion and $5.0 billion at December 31, 2025 and 2024, respectively.  On October 31, 2025, as part of the TRG Acquisition, discussed in Note 4, the Operating Partnership’s consolidated debt increased $3.1 billion.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Debt Maturity and Other

Our scheduled principal repayments on indebtedness as of December 31, 2025, assuming the obligations remain outstanding through the initial maturities, are as follows:

2026	$5,905,606
2027	3,936,773
2028	2,296,651
2029	2,940,031
2030	1,657,864
Thereafter	11,858,614
Total principal maturities	28,595,539
Net unamortized debt premium	1,065
Net unamortized debt discount	(73,175)
Debt issuance costs, net	(117,853)
Other Debt Obligations and Other	24,599
Total mortgages and unsecured indebtedness	$28,430,175

Our cash paid for interest in each period, net of any amounts capitalized, was as follows:

	For the Year Ended December 31,
	2025	2024	2023
Cash paid for interest	$945,736	$911,349	$856,110

Debt Issuance Costs

Our debt issuance costs consist primarily of financing fees we incurred in order to obtain long-term financing. We record amortization of debt issuance costs on a straight-line basis over the terms of the respective loans or agreements. Details of those debt issuance costs as of December 31 are as follows:

	2025	2024
Debt issuance costs	$266,286	$252,560
Accumulated amortization	(148,433)	(121,298)
Debt issuance costs, net	$117,853	$131,262

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

	2025	2024	2023
Amortization of debt issuance costs	$32,291	$32,477	$28,660
Amortization of debt discounts/(premiums)	8,958	5,829	433

Fair Value of Debt

The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and unsecured indebtedness including commercial paper was $28.1 billion and $24.0  billion as of December 31, 2025 and 2024, respectively. The fair values of these financial instruments and the related discount rate assumptions as of December 31 are summarized as follows:

	2025	2024
Fair value of consolidated fixed rate mortgages and unsecured indebtedness (in millions)	$27,300	$22,510
Weighted average discount rates assumed in calculation of fair value for fixed rate mortgages	5.63%	6.27%
Weighted average discount rates assumed in calculation of fair value for unsecured indebtedness	6.05%	6.50%

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

Holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders, other than for the election of directors. The holders of Simon’s Class B common stock have the right to elect up to four members of Simon’s Board of Directors. All 8,000 outstanding shares of the Class B common stock are subject to a voting trust in which David Simon and Eli Simon are trustees. Shares of Class B common stock convert automatically into an equal number of shares of common stock upon the occurrence of certain events and can be converted into shares of common stock at the option of the holders.

Common Stock and Unit Issuances and Repurchases

In 2025, Simon issued 116,558 shares of common stock to two limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership.  During the year ended December 31, 2025, the Operating Partnership redeemed 41,510 units from six limited partners for $7.3 million.  In 2024, Simon issued 55,000 shares of common stock to a limited partner of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership.  During the year ended December 31, 2024, the Operating Partnership redeemed 288,350 units from eight limited partners for $42.3 million.  These transactions increased Simon’s ownership interest in the Operating Partnership.

During the fourth quarter of 2025, the Operating Partnership issued 4,980,693 units in connection with the TRG Acquisition, as discussed in Note 4 and in the fourth quarter of 2024, the Operating Partnership issued 1,572,500 units in connection with the acquisition of an additional 4% ownership interest in TRG, as discussed in Note 6.

On February 8, 2024, Simon’s Board of Directors authorized a common stock repurchase program under which Simon was permitted to purchase up to $2.0 billion of its common stock during the two-year period ending February 15, 2026 in the open market or in privately negotiated transactions.  During the year ended December 31, 2025, Simon purchased 1,246,190 shares at an average price of $182.02 per share under this plan.  During the year ended December 31, 2024, no shares were repurchased under this plan.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

On February 5, 2026, Simon’s Board of Directors authorized a new common stock repurchase program, which immediately replaced the existing repurchase plan.  Under the plan, Simon may purchase up to $2.0 billion of its common stock during the period ending on February 29, 2028 in the open market or in privately negotiated transactions as market conditions warrant.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

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

The remaining noncontrolling interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control, are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date. Changes in the redemption value of the underlying noncontrolling interest are recorded and presented within accumulated deficit in the consolidated statements of equity in the line issuance of unit equivalents and other. There were no noncontrolling interests redeemable at amounts in excess of fair value as of December 31, 2025 and 2024.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as of December 31.

	2025	2024

7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 105,373 and 155,373 issued and outstanding, respectively	$10,537	$15,537
Other noncontrolling redeemable interests	222,769	169,192
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$233,306	$184,729

7.50% Cumulative Redeemable Preferred Units.  This series of preferred units accrues cumulative quarterly distributions at a rate of $7.50 annually. The preferred units are redeemable by the Operating Partnership upon the death of the survivor of the original holders, or the transfer of any preferred units to any person or entity other than the persons or entities entitled to the benefits of the original holder. The redemption price is the liquidation value ($100.00 per preferred unit) plus accrued and unpaid distributions, payable either in cash or fully registered shares of common stock at our election. In the event of the death of a holder of the preferred units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the holder may require the Operating Partnership to redeem the preferred units at the same redemption price payable at the option of the Operating Partnership in either cash or shares of common stock. During 2025, the Operating Partnership redeemed 50,000 preferred units for $5.0 million.  During 2024, the Operating Partnership redeemed 75,000 preferred units for $7.5 million.  As of December 31, 2025 and 2024, these preferred units have a carrying value of $10.5 million and $15.5 million, respectively, and are included in limited partners’ preferred interest in the Operating Partnership in the consolidated balance sheets.

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

Noncontrolling Redeemable Interests in Properties   Redeemable instruments, which typically represent the remaining noncontrolling interests in a property or portfolio of properties, and which are redeemable at the option of the holder or in circumstances that may be outside our control, are accounted for as temporary equity.  The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within equity and are presented in the consolidated statements of equity in the line issuance of unit equivalents and other.  There are no noncontrolling interests redeemable at amounts in excess of fair value as of December 31, 2025 and 2024.  The following table summarizes the preferred units and the amount of the noncontrolling redeemable interests in properties as of December 31.

	2025	2024

7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 105,373 and 155,373 issued and outstanding, respectively	$10,537	$15,537
Other noncontrolling redeemable interests	222,769	169,192
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$233,306	$184,729

7.50% Cumulative Redeemable Preferred Units   The 7.50% preferred units accrue cumulative quarterly distributions at a rate of $7.50 annually.  We may redeem the preferred units upon the death of the survivor of the original holders, or the transfer of any preferred units to any person or entity other than the persons or entities entitled to the benefits of the original holder.  The redemption price is the liquidation value ($100.00 per preferred unit) plus accrued and unpaid distributions, payable either in cash or fully registered shares of common stock of Simon at our election.  In the event of the death of a holder of the 7.5% preferred units, the occurrence of certain tax triggering events applicable to the holder, or on or after November 10, 2006, the holder may require the Operating Partnership to redeem the preferred units at the same redemption price payable at the Operating Partnership’s option in either cash or fully registered shares of common stock of Simon.  During 2025, the Operating Partnership redeemed 50,000 preferred units for $5.0 million.  During 2024, the Operating Partnership redeemed 75,000 preferred units for $7.5 million.  As of December 31, 2025 and 2024, these preferred units have a carrying value of $10.5 million and $15.5 million, respectively, and are included in limited partners’ preferred interest in the Operating Partnership in the consolidated balance sheets.

Permanent Equity

Simon

Preferred Stock.  Dividends on all series of preferred stock are calculated based upon the preferred stock’s preferred return multiplied by the preferred stock’s corresponding liquidation value. The Operating Partnership pays preferred distributions to Simon equal to the dividends Simon pays on the preferred stock issued.

Series J 8 3/8% Cumulative Redeemable Preferred Stock.  Dividends accrue quarterly at an annual rate of 8 3/8% per share. Simon can redeem this series, in whole or in part, on and after October 15, 2027 at a redemption price of $50.00 per share, plus accumulated and unpaid dividends. This preferred stock was issued at a premium of $7.5 million. The unamortized premium included in the carrying value of the preferred stock at December 31, 2025 and 2024 was $0.6 million and $0.9 million, respectively.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

The Operating Partnership

Series J 8 3/8% Cumulative Redeemable Preferred Units.     Distributions accrue quarterly at an annual rate of 8 3/8% per unit on the Series J 8 3/8% preferred units, or Series J preferred units.  Simon owns all of the Series J preferred units which have the same economic rights and preferences of an outstanding series of Simon preferred stock.  The Operating Partnership can redeem this series, in whole or in part, when Simon can redeem the related preferred stock, on and after October 15, 2027 at a redemption price of $50.00 per unit, plus accumulated and unpaid distributions. The Series J preferred units were issued at a premium of $7.5 million.  The unamortized premium included in the carrying value of the preferred units at December 31, 2025 and 2024 was $0.6 million and $0.9 million, respectively.  There are 1,000,000 Series J preferred units authorized and 796,948 Series J preferred units issued and outstanding.

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

2022 LTI Program.  In the first quarter of 2022, the Compensation and Human Capital Committee established and granted awards under a 2022 Long-Term Incentive Program, or 2022 LTI Program.  Awards under the 2022 LTI Program, took the form of LTIP units and restricted stock units.  Awards of LTIP units under this program will be considered earned if the respective performance conditions (based on FFO and Objective Criteria Goals), subject to adjustment based upon a TSR modifier, with respect to the FFO performance condition, as defined in the applicable award agreements, are achieved during the applicable three-year measurement period.  Any units determined to be earned LTIP units under the 2022 LTI Program vested on January 1, 2026.  The 2022 LTI Program provides that the amount earned related to the performance-based portion of the awards is dependent on the Compensation and Human Capital Committee’s determination of Simon’s FFO performance and the achievement of certain Objective Criteria Goals and had a maximum potential fair value at grant date of $20.6 million.  As part of the 2022 LTI Program, on March 11, 2022 and March 18, 2022, the Compensation and Human Capital Committee also established grants of 52,673 time-based restricted stock units under the 2019 Plan at a grant date fair market value of $130.05 and $130.84 per share.  These time-based awards vested on March 11, 2025 and March 18, 2025.  The $6.9 million grant date fair value of these awards was recognized as expense over the three-year vesting period.

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

We recorded compensation expense, net of capitalization and forfeitures, related to LTIP programs of approximately $58.0 million, $33.6 million, and $26.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Restricted Stock and Restricted Stock Units.  The 2019 plan also provides for shares of restricted stock to be granted to certain employees at no cost to those employees, subject to achievement of individual performance and certain financial and return-based performance measures established by the Compensation and Human Capital Committee related to the most recent year’s performance. Once granted, the shares of restricted stock then vest annually over a three-year or a four-year period (as defined in the award). The cost of restricted stock grants, which is based upon the stock’s fair market value on the grant date, is recognized as expense ratably over the vesting period. Through December 31, 2025 a total of 5,858,453 shares of restricted stock, net of forfeitures, have been awarded under the 1998 plan, and 1,590,889 shares of restricted stock and RSUs have been awarded under the 2019 plan.

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

Information regarding restricted stock awards is summarized in the following table for each of the years presented:

	For the Year Ended
	December 31,
	2025	2024	2023
Shares of restricted stock awarded during the year, net of forfeitures	117,411	318,816	227,232
Weighted average fair value of shares granted during the year	$165.81	$161.61	$111.37
Compensation expense, net of capitalization	$26,483	$21,277	$16,356

We also maintain a tax-qualified retirement 401(k) savings plan and offer no other post-retirement or post-employment benefits to our employees.

Exchange Rights

Simon

Limited partners in the Operating Partnership have the right to exchange all or any portion of their units for shares of common stock on a one-for-one basis or cash, as determined by Simon’s Board of Directors. The amount of cash to be

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

paid if the exchange right is exercised and the cash option is selected will be based on the trading price of Simon’s common stock at that time. At December 31, 2025, Simon had reserved 60,578,802 shares of common stock for possible issuance upon the exchange of units, stock options and Class B common stock.

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

9. Lease Income

Fixed lease income under our operating leases includes fixed minimum lease consideration and fixed CAM reimbursements recorded on a straight-line basis.  Variable lease income includes consideration based on reported sales, as well as reimbursements for real estate taxes, utilities, marketing, and certain other items including negative variable lease income as discussed in Note 3.

	For the Year Ended
	December 31,
	2025	2024	2023
Fixed lease income	$4,727,341	$4,365,734	$4,145,288
Variable lease income	1,111,819	1,024,026	1,019,047
Total lease income	$5,839,160	$5,389,760	$5,164,335

Tenant receivables and accrued revenue in the accompanying consolidated balance sheets includes straight-line receivables of $565.5 million and $539.6 million at December 31, 2025 and 2024, respectively.

Minimum fixed lease consideration under non-cancelable tenant operating leases for each of the next five years and thereafter, excluding variable lease consideration, as of December 31, 2025, is as follows:

2026	$4,117,405
2027	3,511,090
2028	2,837,923
2029	2,239,100
2030	1,727,389
Thereafter	5,301,894
$19,734,801

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

Lease Commitments

As of December 31, 2025, we are subject to ground leases that cover all or a portion of 29 of our consolidated properties with termination dates extending through 2105, including periods for which exercising an extension option is reasonably assured. These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total reported sales of the property. In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2026 to 2034. These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate, and utility expenses. Some of our ground and office leases include escalation clauses.  All of our lease arrangements are classified as operating leases.  We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Year Ended
	December 31,
	2025	2024	2023
Operating Lease Cost
Fixed lease cost	$37,071	$35,518	$34,112
Variable lease cost	17,089	16,232	16,930
Total operating lease cost	$54,160	$51,750	$51,042

	For the Year Ended
	December 31,
	2025	2024	2023
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$54,111	$51,690	$50,967

Weighted-average remaining lease term - operating leases	30.6 years	32.0 years	32.3 years
Weighted-average discount rate - operating leases	5.32%	5.32%	4.93%

Future minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2026	$51,853
2027	52,049
2028	52,273
2029	52,319
2030	52,439
Thereafter	1,534,279
$1,795,212
Impact of discounting	(1,038,673)
Operating lease liabilities	$756,539

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

Insurance

We maintain insurance coverage with third-party carriers who provide a portion of the coverage for specific layers of potential losses, including commercial general liability, cyber liability, property all risk and business interruption insurance on our wholly-owned properties and non-wholly owned properties which we are contractually required to insure in the United States. Some portions of coverage, including property insurance and certain windstorm risks, not provided by third-party carriers may be insured through our wholly-owned captive insurance company, or other financial arrangements controlled by us. If required, a third-party carrier has, in turn, agreed to provide evidence of coverage for this layer of losses under the terms and conditions of the carrier’s insurance policy with us.

We currently maintain insurance coverage against acts of terrorism on our wholly-owned properties and non-wholly owned properties which we are contractually required to insure in the United States on an “all risk” basis in the amount of up to $1 billion. Despite the existence of this insurance coverage, any threatened or actual terrorist attacks where we operate could adversely affect our property values, revenues, consumer traffic and tenant sales.

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. As of December 31, 2025 and 2024, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $118.8 million and $109.8 million, respectively. Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which have estimated fair values in excess of the guaranteed amount.

Concentration of Credit Risk

Our U.S. Malls, Premium Outlets, and The Mills rely upon anchor tenants to attract customers; however, anchors do not contribute materially to our financial results as many anchors own their spaces. No customer or tenant accounts for 5% or more of our consolidated revenues.

11. Segments and Geographic Locations

Our primary business is the ownership, development and management of premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets, and The Mills.  We identify our operating segments based on how our chief operating decision maker (“CODM”) allocates resources, assesses performance, and makes decisions.  Our CODM is our President and Chief Executive Officer who is actively involved in all aspects of the portfolio operations.  We have aggregated our consolidated real estate operations, including malls, Premium Outlets, The Mills, and our consolidated international real estate operations into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of, and in many cases, the same, tenants.  Revenue earned from these segment operations represents substantially all of lease income reported on the consolidated statements of operations and comprehensive income, all of which is generated from external customers, with the exception of eliminations made to remove our share of lease income earned from tenants in which we have an ownership interest.  The primary financial measure the CODM uses to measure the operating performance of the consolidated real estate operations is net operating income (“NOI”), which is reconciled to consolidated net income below.  The Company believes that NOI is helpful to investors as a measure of operating performance because it is a direct measure of the actual operating results of the Company’s properties and because it is a widely recognized measure of the performance of REITs providing a relevant basis for comparison among REITs.  Non-segment revenue includes Management Fees and Other revenues, described earlier in Note 3, and the majority of Other income, which primarily includes interest income and miscellaneous activities such as land sales, dividends received from certain investments and other activities as disclosed through these notes to the extent material, as well as eliminations. None of our unconsolidated investments meet the materiality threshold required for separate reporting as a reportable segment, though we have included disclosures related to the activities of these investments in Note 6.  Approximately 96% of total consolidated

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

assets, with the exception of our investment in Klépierre and other unconsolidated entities and certain other assets, are attributable to our real estate segment.

As of December 31, 2025 and 2024, approximately 6.7% and 6.8%, respectively, of our consolidated long-lived assets were located outside the United States and as of December 31, 2025, 2024, and 2023, approximately 5.3%, 4.4%, and 4.2%, respectively, of our consolidated total revenues were derived from assets located outside the United States.  Substantially all of our capital expenditures reported in the consolidated statements of cash flows relate to our segment operations.

The following table reconciles our reportable segment to net income:

	For the Year Ended December 31, 2025
		All other &
	Real estate	eliminations,
	segment	net	Consolidated
For the period ended December 31, 2025:
Income:
Lease Income	$5,854,900	$(15,740)	$5,839,160
Management fees and other revenues	—	144,426	144,426
Other Income	161,725	219,194	380,919
Total	6,016,625	347,880	6,364,505
Expenses:
Property Operating	765,610	(184,635)	580,975
Real estate taxes	456,455	(5,327)	451,128
Repairs and maintenance	117,685	2,230	119,915
Advertising and promotion	159,702	(3,876)	155,826
Other	79,715	62,231	141,946
Total	1,579,167	(129,377)	1,449,790
NOI of consolidated entities	$4,437,458	$477,257	$4,914,715
Other Income:
Income from unconsolidated entities			504,088
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net			2,887,460
Other Expenses:
Depreciation and amortization			1,426,423
Home and regional office costs			251,748
General and administrative			60,888
Interest expense			974,835
Income and other tax expense			35,788
Loss due to disposal, exchange, or revaluation of equity interests, net			86,119
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net			106,082
Other expense			260
Consolidated Net Income			$5,364,120

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

	For the Year Ended December 31, 2024
		All other &
	Real estate	eliminations,
	segment	net	Consolidated
For the period ended December 31, 2024:
Income:
Lease Income	$5,402,306	$(12,546)	$5,389,760
Management fees and other revenues	—	133,250	133,250
Other Income	140,009	300,779	440,788
Total	5,542,315	421,483	5,963,798
Expenses:
Property Operating	658,425	$(128,672)	$529,753
Real estate taxes	409,124	(483)	408,641
Repairs and maintenance	103,030	1,990	105,020
Advertising and promotion	147,891	(3,340)	144,551
Other	60,391	88,468	148,859
Total	1,378,861	(42,037)	1,336,824
NOI of consolidated entities	$4,163,454	$463,520	$4,626,974
Other Income:
Gain due to disposal, exchange, or revaluation of equity interests, net			451,172
Income from unconsolidated entities			207,322
Other Expenses:
Depreciation and amortization			1,265,340
Home and regional office costs			223,277
General and administrative			44,743
Interest expense			905,797
Income and other tax expense			23,262
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net			17,392
Loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net			75,818
Other expense			818
Consolidated Net Income			$2,729,021

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

	For the Year Ended December 31, 2023
		All other &
	Real estate	eliminations,
	segment	net	Consolidated
For the period ended December 31, 2023:
Income:
Lease Income	$5,199,120	$(34,785)	$5,164,335
Management fees and other revenues	—	125,995	125,995
Other Income	124,075	244,431	368,506
Total	5,323,195	335,641	5,658,836
Expenses:
Property Operating	616,190	(126,844)	489,346
Real estate taxes	439,885	1,898	441,783
Repairs and maintenance	95,331	1,926	97,257
Advertising and promotion	130,660	(3,314)	127,346
Other	63,536	123,988	187,524
Total	1,345,602	(2,346)	1,343,256
NOI of consolidated entities	$3,977,593	$337,987	$4,315,580
Other Income:
Gain due to disposal, exchange, or revaluation of equity interests, net			362,019
Income from unconsolidated entities			375,663
Unrealized gains in fair value of publicly traded equity instruments and derivative instrument, net			11,892
Other Expenses:
Depreciation and amortization			1,262,107
Home and regional office costs			207,618
General and administrative			38,513
Interest expense			854,648
Income and other tax expense			81,874
Loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net			3,056
Other expense			320

Consolidated net income			$2,617,018

12. Related Party Transactions

Transactions with Affiliates

Our management company provides office space and legal, human resource administration, property specific financing and other support services to Melvin Simon & Associates, Inc., or MSA, a related party, for which we received a fee of $0.8 million, $0.6 million, and $0.6 million in 2025, 2024 and 2023, respectively.  In addition, pursuant to management agreements that provide for our receipt of a management fee and reimbursement of our direct and indirect costs, we have managed since 1993 two shopping centers owned by entities in which David Simon and members of his family have ownership interests, for which we received a fee of $4.7 million, $3.9 million, and $3.9 million in 2025, 2024, and 2023, respectively.

Transactions with Unconsolidated Joint Ventures

As described in Note 2, our management company provides management, insurance, and other services to certain unconsolidated joint ventures.  Amounts received for such services were $138.9 million, $128.6 million, and $121.2 million

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

in 2025, 2024, and 2023, respectively.  During 2025, 2024, and 2023, we recorded development, royalty, and other fee income, net of elimination, related to our unconsolidated international joint ventures of $14.9 million, $13.9 million, and $13.3 million, respectively.  The fees related to our international investments are included in other income in the accompanying consolidated statements of operations and comprehensive income.  Neither MSA, David Simon, nor members of the Simon family have an ownership interest in any of our unconsolidated joint ventures, except through their ownership interests in the Company or the Operating Partnership.

We have investments in retailers including Catalyst (formerly J.C. Penney and SPARC Group), and these retailers are lessees at certain of our operating properties.  Lease income from the date of our investments in our consolidated statements of operations and comprehensive income related to these retailers was $84.5 million, $105.9 million, and $101.8 million for the years ended December 31, 2025, 2024, and 2023, respectively, net of elimination.

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Consolidated Financial Statements

(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated as in millions or billions)

13. Quarterly Financial Data (Unaudited)

Quarterly 2025 and 2024 data is summarized in the table below. Quarterly amounts may not sum to annual amounts due to rounding.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2025
Total revenue	$1,473,012	$1,498,459	$1,601,572	$1,791,462
Operating income before other items	727,616	744,197	812,914	890,669
Consolidated net income	477,860	643,681	702,696	3,539,882
Simon Property Group, Inc.
Net income attributable to common stockholders	$413,699	$556,133	$606,174	$3,048,269
Net income per share — Basic and Diluted	$1.27	$1.70	$1.86	$9.35
Weighted average shares outstanding — Basic and Diluted	326,313,432	326,487,253	326,485,607	326,180,391
Simon Property Group, L.P.
Net income attributable to unitholders	$478,026	$642,529	$700,339	$3,533,907
Net income per unit — Basic and Diluted	$1.27	$1.70	$1.86	$9.35
Weighted average units outstanding — Basic and Diluted	377,052,997	377,201,275	377,199,372	380,219,062
2024
Total revenue	$1,442,590	$1,458,266	$1,480,710	$1,582,232
Operating income before other items	735,180	754,101	767,769	835,746
Consolidated net income	841,155	569,435	546,671	771,760
Simon Property Group, Inc.
Net income attributable to common stockholders	$731,702	$493,465	$475,161	$667,231
Net income per share — Basic and Diluted	$2.25	$1.51	$1.46	$2.04
Weighted average shares outstanding — Basic and Diluted	325,911,525	326,038,544	326,157,686	326,278,138
Simon Property Group, L.P.
Net income attributable to unitholders	$841,359	$567,384	$546,479	$770,543
Net income per unit — Basic and Diluted	$2.25	$1.51	$1.46	$2.04
Weighted average units outstanding — Basic and Diluted	374,754,605	374,882,354	375,097,198	376,990,586

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of December 31, 2025. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

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

We assessed the effectiveness of Simon’s internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, we believe that, as of December 31, 2025, Simon’s internal control over financial reporting was effective.  On October 31, 2025, the Company completed the acquisition of the remaining interest in The Taubman Realty Group, LLC, or TRG, which was accounted for as a business combination.  Refer to Part II. Item 8. Financial Statements and Supplementary Data, Note 4 – Real Estate Acquisitions and Dispositions for further information. The Company is in process of analyzing and evaluating the internal control environment as it relates to the integration of TRG, which may result in additions or changes to our internal control over financial reporting. The Company excluded TRG’s operations from the scope of our annual assessment of the effectiveness of internal control over financial reporting for the period from October 31, 2025 through December 31, 2025 in accordance with the Securities and Exchange Commission guidance. Such guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year. TRG consolidated total asset and total revenues represent approximately 26% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

Attestation Report of the Registered Public Accounting Firm

The audit report of Ernst & Young LLP on their assessment of Simon's internal control over financial reporting as of December 31, 2025 is set forth within Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting, except as noted above related to TRG.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of December 31, 2025. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

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

We assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment and criteria, we believe that, as of December 31, 2025, the Operating Partnership’s internal control over financial reporting was effective.  On October 31, 2025, the Company completed the acquisition of the remaining interest in The Taubman Realty Group, LLC, or TRG, which was accounted for as a business combination.  Refer to Part II. Item 8. Financial Statements and Supplementary Data, Note 4 – Real Estate Acquisitions and Dispositions for further information. The Company is in process of analyzing and evaluating the internal control environment as it relates to the integration of TRG, which may result in additions or changes to our internal control over financial reporting. The Company excluded TRG’s operations from the scope of our annual assessment of the effectiveness of internal control over financial reporting for the period from October 31, 2025 through December 31, 2025 in accordance with the Securities and Exchange Commission guidance. Such guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year. TRG consolidated total asset and total revenues represent approximately 26% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

Attestation Report of the Registered Public Accounting Firm

The audit report of Ernst & Young LLP on their assessment of the Operating Partnership’s internal control over financial reporting as of December 31, 2025 is set forth within Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting, except as noted above related to TRG.

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

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The Company has adopted an insider trading policy, a copy of which may be found as Exhibit 19.1 hereto, governing the purchase, sale and/or other dispositions of our securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as NYSE listing standards. The insider trading policy prohibits the trading of the Company’s securities on the basis of material, non-public information and establishes regular blackout periods wherein certain designated employees are prohibited from trading in the Company’s securities.  The insider trading policy also prohibits employees and directors from hedging the ownership of Company securities.  In addition, the Company does not permit its executive officers and directors to pledge shares.

The other information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2026 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A and the information included under the caption "Information about our Executive Officers" in Part I hereof.

Item 11.    Executive Compensation

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2026 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2026 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2026 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the definitive proxy statement for Simon’s 2026 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A.

The Audit Committee of Simon's Board of Directors pre-approves all audit and permissible non-audit services to be provided by Ernst & Young LLP (PCAOB ID: 42), or Ernst & Young, Simon’s and the Operating Partnership’s independent registered public accounting firm, prior to commencement of services. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve specific services up to specified individual and aggregate fee amounts. These pre-approval decisions are presented to the full Audit Committee at the next scheduled meeting after such approvals are made.  We have incurred fees as shown below for services from Ernst & Young as Simon’s and the Operating Partnership’s independent registered public accounting firm and for services provided to our managed consolidated and joint venture properties and our consolidated non-managed properties. Ernst & Young has advised us that it has billed or will bill these indicated amounts for the following categories of services for the years ended December 31, 2025 and 2024, respectively:

	2025	2024
Audit Fees (1)	$5,570,000	$5,201,000
Audit Related Fees (2)	6,106,000	6,073,000
Tax Fees (3)	250,000	298,000
All Other Fees	—	—
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

(2)

Audit-Related Fees include audits of individual or portfolios of properties and schedules to comply with lender, joint venture partner or contract requirements, services related to pre-implementation reviews of certain information technology applications, audit services related to our employee benefit plan, and due diligence services in relation to acquisition-related activity for our managed consolidated and joint venture entities and our consolidated non-managed entities.  Our share of these Audit-Related Fees was approximately 64% for both years ended 2025 and 2024.

(3)

Tax Fees include fees for international and other tax consulting services, tax due diligence and tax return compliance services associated with the tax returns for certain managed joint ventures as well as other miscellaneous tax compliance services.  Our share of these Tax Fees was approximately 64% and 70% for 2025 and 2024, respectively.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

			Page No.
(a)	(1)	Financial Statements
		The following consolidated financial statements of Simon Property Group, Inc. and Simon Property Group, L.P. are set forth in Part II, item 8.
		Reports of Independent Registered Public Accounting Firm	80
		Consolidated Financial Statements of Simon Property Group, Inc. Consolidated Balance Sheets as of December 31, 2025 and 2024	89
		Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023	90
		Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	91
		Consolidated Statements of Equity for the years ended December 31, 2025, 2024 and 2023	92
		Consolidated Financial Statements of Simon Property Group, L.P. Consolidated Balance Sheets as of December 31, 2025 and 2024	94
		Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023	95
		Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	96
		Consolidated Statements of Equity for the years ended December 31, 2025, 2024 and 2023	97
		Notes to Consolidated Financial Statements	99
	(2)	Financial Statement Schedule
		Simon Property Group, Inc. and Simon Property Group, L.P. Schedule III — Schedule of Real Estate and Accumulated Depreciation	158
		Notes to Schedule III	163
		Other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
	(3)	Exhibits
		The Exhibit Index attached hereto is hereby incorporated by reference to this Item.	149

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

2.3		Plan of Conversion of Simon Property Group, Inc. (incorporated by reference to Exhibit 2.1 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Form 8-K filed May 15, 2025).

2.4		Plan of Conversion of Simon Property Group, L.P. (incorporated by reference to Exhibit 2.2 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Form 8-K filed May 15, 2025).

3.1		Articles of Incorporation of Simon Property Group, Inc. (incorporated by reference to Exhibit 3.1 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Form 8-K filed May 15, 2025).

3.2		Bylaws of Simon Property Group, Inc. (incorporated by reference to Exhibit 3.2 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Form 8-K filed May 15, 2025).

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

3.5

Agreement between Simon Property Group, Inc. and Simon Property Group, L.P. dated March 7, 2007, but effective as of August 27, 1999, regarding a prior agreement filed under an exhibit 99.1 to Form S-3/A of Simon Property Group, L.P. on November 20, 1996 (incorporated by reference to Exhibit 3.4 of Simon Property Group, L.P.'s Annual Report on Form 10-K filed March 16, 2007).

3.6

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

10.56*

Form of Simon Property Group Series 2024 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed on May 7, 2024).

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

10.62*

Simon Property Group, L.P. 2019 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed on May 12, 2025).

10.63*

Form of Simon Property Group Series 2025 LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.2 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed on May 12, 2025).

Exhibits
10.64*

Form of Certificate of Designation of Series 2025 LTIP Units of Simon Property Group L.P. (incorporated by reference to Exhibit 10.3 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed on May 12, 2025).

10.65*

Form of Simon Property Group 2025 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed on May 12, 2025).

10.66	Form of Simon Property Group Indemnity Agreement.

19.1

Simon Property Group, Inc. – Insider Trading Policy (incorporated by reference to Exhibit 19.1 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on February 21, 2025).

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

97

Simon Property Group, Inc. – Policy For Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 of Simon Property Group, Inc.’s and Simon Property Group, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on February 22, 2024).

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
Date: February 25, 2026

SIMON PROPERTY GROUP, L.P.

/s/ DAVID SIMON
David Simon
Chairman of the Board of Directors, Chief Executive Officer and President of Simon Property Group, Inc., General Partner
Date: February 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Simon Property Group, Inc., for itself and in its capacity as General Partner of Simon Property Group, L.P., and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DAVID SIMON	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer) and President	February 25, 2026
David Simon

/s/ ELI SIMON	Director, Executive Vice President and Chief Operating Officer	February 25, 2026
Eli Simon

/s/ RICHARD S. SOKOLOV	Director and Vice Chairman	February 25, 2026
Richard S. Sokolov

/s/ LARRY C. GLASSCOCK	Director	February 25, 2026
Larry C. Glasscock

/s/ REUBEN S. LEIBOWITZ	Director	February 25, 2026
Reuben S. Leibowitz

/s/ RANDALL J. LEWIS	Director	February 25, 2026
Randall J. Lewis

/s/ NINA P. JONES	Director	February 25, 2026
Nina P. Jones

/s/ DANIEL C. SMITH	Director	February 25, 2026
Daniel C. Smith

/s/ GARY M. RODKIN	Director	February 25, 2026
Gary M. Rodkin

Signature	Capacity	Date

/s/ GLYN F. AEPPEL	Director	February 25, 2026
Glyn F. Aeppel

/s/ STEFAN M. SELIG	Director	February 25, 2026
Stefan M. Selig

/s/ MARTA R. STEWART	Director	February 25, 2026
Marta R. Stewart

/s/ PEGGY F. ROE	Director	February 25, 2026
Peggy F. Roe

/s/ MARTIN J. CICCO	Director	February 25, 2026
Martin J. Cicco
/s/ BRIAN J. MCDADE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2026
Brian J. McDade

/s/ ADAM J. REUILLE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2026
Adam J. Reuille

SCHEDULE III

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2025

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Malls
Barton Creek Square	Austin, TX	$—	$2,903	$20,929	$7,983	$106,062	$10,886	$126,991	$137,877	$80,752	1981
Battlefield Mall	Springfield, MO	—	3,919	27,231	3,000	80,325	6,919	107,556	114,475	83,807	1970
Bay Park Square	Green Bay, WI	—	6,278	25,623	4,106	32,246	10,384	57,869	68,253	40,889	1980
Brea Mall	Brea (Los Angeles), CA	—	38,639	209,202	3,847	268,608	42,486	477,810	520,296	198,351	1998	(4)
Briarwood Mall	Ann Arbor, MI	165,000	12,000	280,220	—	6,154	12,000	286,374	298,374	131,983	1998	(4) (5)
Brickell City Centre	Miami, FL	—	71,243	622,914	—	11,430	71,243	634,344	705,587	155,460	2007	(4) (5)
Broadway Square	Tyler, TX	—	11,306	32,431	—	55,607	11,306	88,038	99,344	52,988	1994	(4)
Burlington Mall	Burlington (Boston), MA	—	46,600	303,618	27,458	281,654	74,058	585,272	659,330	333,311	1998	(4)
Castleton Square	Indianapolis, IN	—	26,250	98,287	7,434	85,449	33,684	183,736	217,420	143,474	1972
Cielo Vista Mall	El Paso, TX	—	1,005	15,262	608	66,737	1,613	81,999	83,612	59,106	1974
College Mall	Bloomington, IN	—	1,003	16,245	720	72,857	1,723	89,102	90,825	58,822	1965
Columbia Center	Kennewick, WA	—	17,441	66,580	—	51,329	17,441	117,909	135,350	81,369	1987
Copley Place	Boston, MA	—	—	378,045	—	289,472	—	667,517	667,517	348,151	2002	(4)
Coral Square	Coral Springs (Miami), FL	—	12,282	93,630	—	23,515	12,282	117,145	129,427	97,617	1984
Cordova Mall	Pensacola, FL	—	18,626	73,091	7,321	78,784	25,947	151,875	177,822	103,031	1998	(4)
Domain, The	Austin, TX	210,000	40,436	197,010	—	199,021	40,436	396,031	436,467	228,386	2005
Empire Mall	Sioux Falls, SD	120,000	35,998	192,186	—	55,411	35,998	247,597	283,595	105,207	1998	(5)
Fashion Mall at Keystone, The	Indianapolis, IN	—	—	120,579	29,145	127,707	29,145	248,286	277,431	163,906	1997	(4)
Firewheel Town Center	Garland (Dallas), TX	—	8,438	82,716	—	30,816	8,438	113,532	121,970	75,389	2004
Forum Shops at Caesars Palace, The	Las Vegas, NV	—	—	276,567	—	350,934	—	627,501	627,501	386,636	1992
Greenwood Park Mall	Greenwood (Indianapolis), IN	—	2,423	23,445	5,253	131,992	7,676	155,437	163,113	106,914	1979
Haywood Mall	Greenville, SC	—	11,585	133,893	6	50,334	11,591	184,227	195,818	136,739	1998	(4)
King of Prussia	King of Prussia (Philadelphia), PA	—	175,063	1,128,236	—	482,583	175,063	1,610,819	1,785,882	720,630	2003	(5)
La Plaza Mall (13)	McAllen, TX	—	87,912	9,828	6,569	202,366	94,481	212,194	306,675	82,907	1976
Lakeline Mall	Cedar Park (Austin), TX	—	8,944	81,568	14	29,419	8,958	110,987	119,945	80,421	1995
Lenox Square	Atlanta, GA	—	37,216	492,411	—	171,089	37,216	663,500	700,716	471,597	1998	(4)
Mall of Georgia	Buford (Atlanta), GA	—	47,492	326,633	—	23,980	47,492	350,613	398,105	251,649	1999	(5)
McCain Mall	N. Little Rock, AR	—	—	9,515	10,142	31,248	10,142	40,763	50,905	23,843	1973
Menlo Park Mall	Edison (New York), NJ	—	65,684	223,252	—	117,725	65,684	340,977	406,661	234,244	1997	(4)
Miami International	Miami, FL	151,980	3,996	160,710	—	336	3,996	161,046	165,042	74,796	1982	(3) (5)
Midland Park Mall	Midland, TX	—	687	9,213	1,196	47,531	1,883	56,744	58,627	28,745	1980
Miller Hill Mall	Duluth, MN	—	2,965	18,092	1,811	51,133	4,776	69,225	74,001	49,413	1973
North East Mall	Hurst (Dallas), TX	—	128	12,966	19,010	137,413	19,138	150,379	169,517	117,354	1971
Ocean County Mall	Toms River (New York), NJ	—	20,404	124,945	3,277	88,981	23,681	213,926	237,607	135,257	1998	(4)
Orland Square	Orland Park (Chicago), IL	—	35,439	129,906	—	87,148	35,439	217,054	252,493	148,468	1997	(4)
Penn Square Mall	Oklahoma City, OK	310,000	2,043	155,958	—	71,221	2,043	227,179	229,222	171,099	2002	(4)
Pheasant Lane Mall	Nashua, NH	—	3,902	155,068	550	53,416	4,452	208,484	212,936	146,599	2004	(5)
Phillips Place	Charlotte, NC	—	19,991	113,280	—	—	19,991	113,280	133,271	481	2025	(4)
Phipps Plaza	Atlanta, GA	—	15,005	210,610	—	291,328	15,005	501,938	516,943	252,608	1998	(4)
Plaza Carolina	Carolina (San Juan), PR	—	15,493	279,560	—	85,680	15,493	365,240	380,733	222,337	2004	(4)
Prien Lake Mall	Lake Charles, LA	—	1,842	2,813	3,053	69,204	4,895	72,017	76,912	37,246	1972
Rockaway Townsquare	Rockaway (New York), NJ	—	41,918	212,257	—	76,889	41,918	289,146	331,064	202,437	1998	(4)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2025

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Roosevelt Field	Garden City (New York), NY	$—	$161,133	$702,008	$1,246	$426,839	$162,379	$1,128,847	$1,291,226	$706,810	1998	(4)
Ross Park Mall	Pittsburgh, PA	—	25,829	93,230	5,815	177,424	31,644	270,654	302,298	164,967	1986
Santa Rosa Plaza	Santa Rosa, CA	—	10,388	87,864	—	33,095	10,388	120,959	131,347	84,514	1998	(4)
Shops at Chestnut Hill, The	Chestnut Hill (Boston), MA	91,404	449	25,102	38,864	109,515	39,313	134,617	173,930	64,542	2002	(5)
Shops at Riverside, The	Hackensack (New York), NJ	—	13,521	238,746	—	277,415	13,521	516,161	529,682	194,096	2007	(4) (5)
Smith Haven Mall	Lake Grove (New York)	—	25,822	398,974	—	21,306	25,822	420,280	446,102	270,120	1995	(4) (5)
South Hills Village	Pittsburgh, PA	—	23,445	125,840	1,472	104,549	24,917	230,389	255,306	140,775	1997	(4)
South Shore Plaza	Braintree (Boston), MA	—	101,200	301,495	1,972	192,210	103,172	493,705	596,877	335,396	1998	(4)
Southdale Center	Edina (Minneapolis), MN	—	41,430	184,967	—	223,413	41,430	408,380	449,810	119,698	2007	(4) (5)
SouthPark	Charlotte, NC	—	42,092	188,055	100	271,227	42,192	459,282	501,474	282,573	2002	(4)
St. Charles Towne Center	Waldorf (Washington, DC), MD	—	7,710	52,934	1,180	25,717	8,890	78,651	87,541	67,594	1990
Stanford Shopping Center	Palo Alto (San Jose), CA	—	—	339,537	—	249,714	—	589,251	589,251	302,326	2003	(4)
Summit Mall	Akron, OH	85,000	15,374	51,137	—	62,501	15,374	113,638	129,012	81,999	1965
Tacoma Mall	Tacoma (Seattle), WA	—	37,113	125,826	—	209,632	37,113	335,458	372,571	190,535	1987
Tippecanoe Mall	Lafayette, IN	—	2,897	8,439	5,517	52,430	8,414	60,869	69,283	49,369	1973
Town Center at Boca Raton	Boca Raton (Miami), FL	—	64,200	307,317	—	289,699	64,200	597,016	661,216	388,162	1998	(4)
Towne East Square	Wichita, KS	—	8,024	18,479	4,108	64,566	12,132	83,045	95,177	54,632	1975
Treasure Coast Square	Jensen Beach, FL	—	10,750	72,990	3,067	30,351	13,817	103,341	117,158	78,529	1987
Tyrone Square	St. Petersburg (Tampa), FL	—	15,638	120,962	1,459	51,413	17,097	172,375	189,472	137,583	1972
University Park Mall	Mishawaka, IN	—	10,762	118,164	7,000	60,666	17,762	178,830	196,592	155,124	1996	(4)
Walt Whitman Shops	Huntington Station (New York), NY	—	51,700	111,258	3,789	150,788	55,489	262,046	317,535	168,404	1998	(4)
White Oaks Mall	Springfield, IL	31,652	2,789	35,692	2,468	69,678	5,257	105,370	110,627	73,963	1977
Wolfchase Galleria	Memphis, TN	155,152	16,407	128,276	—	19,677	16,407	147,953	164,360	119,069	2002	(4)
Woodland Hills Mall	Tulsa, OK	—	34,211	187,123	13,811	54,860	48,022	241,983	290,005	183,051	2004	(5)

Premium Outlets
Albertville Premium Outlets	Albertville (Minneapolis), MN	—	3,900	97,059	—	13,046	3,900	110,105	114,005	77,955	2004	(4)
Allen Premium Outlets	Allen (Dallas), TX	—	20,932	69,788	—	45,642	20,932	115,430	136,362	54,115	2004	(4)
Aurora Farms Premium Outlets	Aurora (Cleveland), OH	—	2,370	24,326	541	12,386	2,911	36,712	39,623	28,041	2004	(4)
Birch Run Premium Outlets	Birch Run (Detroit), MI	123,000	11,477	77,856	—	9,806	11,477	87,662	99,139	50,385	2010	(4)
Camarillo Premium Outlets	Camarillo (Los Angeles), CA	—	16,599	224,721	395	81,686	16,994	306,407	323,401	191,560	2004	(4)
Carlsbad Premium Outlets	Carlsbad (San Diego), CA	—	12,890	184,990	96	16,722	12,986	201,712	214,698	113,806	2004	(4)
Carolina Premium Outlets	Smithfield (Raleigh), NC	—	3,175	59,863	5,311	10,068	8,486	69,931	78,417	46,237	2004	(4)
Chicago Premium Outlets	Aurora (Chicago), IL	—	659	118,005	13,050	97,306	13,709	215,311	229,020	111,680	2004	(4)
Cincinnati Premium Outlets	Monroe (Cincinnati), OH	—	14,117	71,520	—	5,950	14,117	77,470	91,587	46,555	2008
Clinton Premium Outlets	Clinton, CT	—	2,060	107,556	1,532	8,533	3,592	116,089	119,681	79,216	2004	(4)
Denver Premium Outlets	Thornton (Denver), CO	—	10,182	45,335	10	66,005	10,192	111,340	121,532	39,704	2018
Desert Hills Premium Outlets	Cabazon (Palm Springs), CA	—	3,440	338,679	—	126,600	3,440	465,279	468,719	251,831	2004	(4)
Ellenton Premium Outlets	Ellenton (Tampa), FL	120,000	15,807	182,412	—	10,990	15,807	193,402	209,209	150,932	2010	(4)
Finger Lakes Premium Outlets	Waterloo, NY	—	3,230	75,277	—	16,754	3,230	92,031	95,261	59,681	2004	(4)
Folsom Premium Outlets	Folsom (Sacramento), CA	—	9,060	50,281	—	7,183	9,060	57,464	66,524	40,107	2004	(4)
Gilroy Premium Outlets	Gilroy (San Jose), CA	—	8,539	190,835	—	2,800	8,539	193,635	202,174	119,479	2004	(4)
Gloucester Premium Outlets	Blackwood (Philadelphia). NJ	75,000	13,851	107,685	—	1,775	13,851	109,460	123,311	41,693	2015	(5)
Grand Prairie Premium Outlets	Grand Prairie (Dallas), TX	—	9,497	194,245	—	2,218	9,497	196,463	205,960	83,397	2012

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2025

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Grove City Premium Outlets	Grove City (Pittsburgh), PA	$140,000	$6,421	$121,880	$—	$11,916	$6,421	$133,796	$140,217	$102,929	2010	(4)
Gulfport Premium Outlets	Gulfport, MS	50,000	—	27,949	—	8,962	—	36,911	36,911	24,593	2010	(4)
Hagerstown Premium Outlets	Hagerstown (Baltimore/Washington, DC), MD	68,365	3,560	85,883	—	451	3,560	86,334	89,894	52,997	2010	(4)
Houston Premium Outlets	Cypress (Houston), TX	—	8,695	69,350	—	50,754	8,695	120,104	128,799	68,476	2007
Indiana Premium Outlets	Edinburgh (Indianapolis), IN	—	2,857	47,309	—	24,379	2,857	71,688	74,545	45,104	2004	(4)
Jackson Premium Outlets	Jackson (New York), NJ	—	6,413	104,013	3	12,406	6,416	116,419	122,835	66,892	2004	(4)
Jersey Shore Premium Outlets	Tinton Falls (New York), NJ	—	15,390	50,979	—	82,768	15,390	133,747	149,137	85,500	2007
Johnson Creek Premium Outlets	Johnson Creek, WI	—	2,800	39,546	—	9,437	2,800	48,983	51,783	29,547	2004	(4)
Kittery Premium Outlets	Kittery, ME	—	11,832	94,994	—	16,688	11,832	111,682	123,514	63,389	2004	(4)
Las Americas Premium Outlets	San Diego, CA	—	52,969	283,081	—	16,771	52,969	299,852	352,821	143,297	2007	(4)
Las Vegas North Premium Outlets	Las Vegas, NV	—	25,435	134,973	16,536	160,190	41,971	295,163	337,134	175,092	2004	(4)
Las Vegas South Premium Outlets	Las Vegas, NV	—	13,085	160,777	—	43,771	13,085	204,548	217,633	112,635	2004	(4)
Lee Premium Outlets	Lee, MA	43,813	9,167	52,212	—	6,558	9,167	58,770	67,937	42,036	2010	(4)
Leesburg Premium Outlets	Leesburg (Washington, DC), VA	—	7,190	162,023	—	25,723	7,190	187,746	194,936	112,632	2004	(4)
Lighthouse Place Premium Outlets	Michigan City (Chicago, IL), IN	—	6,630	94,138	—	15,485	6,630	109,623	116,253	72,492	2004	(4)
Merrimack Premium Outlets	Merrimack, NH	—	14,975	118,428	—	13,534	14,975	131,962	146,937	62,858	2012
Napa Premium Outlets	Napa, CA	—	11,400	45,023	—	8,511	11,400	53,534	64,934	35,377	2004	(4)
North Bend Premium Outlets	North Bend (Seattle), WA	—	2,012	36,036	—	1,662	2,012	37,698	39,710	23,857	2004	(4)
North Georgia Premium Outlets	Dawsonville (Atlanta), GA	—	4,300	137,020	—	7,150	4,300	144,170	148,470	84,806	2004	(4)
Orlando International Premium Outlets	Orlando, FL	—	31,998	472,815	—	30,468	31,998	503,283	535,281	258,627	2010	(4)
Orlando Vineland Premium Outlets	Orlando, FL	—	14,040	382,949	36,023	44,127	50,063	427,076	477,139	238,870	2004	(4)
Petaluma Village Premium Outlets	Petaluma (San Francisco), CA	—	13,322	13,710	—	4,132	13,322	17,842	31,164	12,594	2004	(4)
Philadelphia Premium Outlets	Limerick (Philadelphia), PA	—	16,676	105,249	—	29,847	16,676	135,096	151,772	89,964	2006
Phoenix Premium Outlets	Chandler (Phoenix), AZ	—	—	63,082	—	1,939	—	65,021	65,021	34,301	2013
Pismo Beach Premium Outlets	Pismo Beach, CA	29,393	4,317	19,044	—	4,913	4,317	23,957	28,274	18,129	2010	(4)
Pleasant Prairie Premium Outlets	Pleasant Prairie (Chicago, IL/Milwaukee), WI	145,000	16,823	126,686	—	11,177	16,823	137,863	154,686	77,909	2010	(4)
Pocono Premium Outlets	Tannersville, PA	—	7,720	172,931	—	34,144	7,720	207,075	214,795	114,290	2004	(4)
Puerto Rico Premium Outlets	Barceloneta, PR	—	20,586	114,021	—	14,267	20,586	128,288	148,874	70,364	2010	(4)
Queenstown Premium Outlets	Queenstown (Baltimore), MD	51,635	8,129	61,950	—	7,014	8,129	68,964	77,093	39,525	2010	(4)
Rio Grande Valley Premium Outlets	Mercedes (McAllen), TX	—	12,229	41,547	—	28,521	12,229	70,068	82,297	49,027	2005
Round Rock Premium Outlets	Round Rock (Austin), TX	—	12,985	82,252	—	10,845	12,985	93,097	106,082	61,569	2005
San Francisco Premium Outlets	Livermore (San Francisco), CA	—	21,925	308,694	46,177	77,946	68,102	386,640	454,742	158,025	2012
San Marcos Premium Outlets	San Marcos (Austin/San Antonio), TX	—	13,180	287,179	—	33,893	13,180	321,072	334,252	167,238	2010	(4)
Seattle Premium Outlets	Tulalip (Seattle), WA	—	—	103,722	—	59,522	—	163,244	163,244	96,412	2004	(4)
St. Augustine Premium Outlets	St. Augustine (Jacksonville), FL	—	6,090	57,670	2	18,143	6,092	75,813	81,905	48,020	2004	(4)
Tampa Premium Outlets	Lutz (Tampa), FL	—	14,298	97,188	121	14,950	14,419	112,138	126,557	41,871	2015
Tucson Premium Outlets	Marana (Tucson), AZ	—	12,508	69,677	—	6,815	12,508	76,492	89,000	29,596	2015
Tulsa Premium Outlets	Jenks (Tulsa), OK	—	10,291	102,600	1	53,747	10,292	156,347	166,639	9,841	2024
Vacaville Premium Outlets	Vacaville, CA	—	9,420	84,850	—	21,164	9,420	106,014	115,434	69,615	2004	(4)
Waikele Premium Outlets	Waipahu (Honolulu), HI	—	22,630	77,316	—	21,879	22,630	99,195	121,825	62,328	2004	(4)
Williamsburg Premium Outlets	Williamsburg, VA	185,000	10,323	223,789	—	13,995	10,323	237,784	248,107	124,173	2010	(4)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2025

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Woodburn Premium Outlets	Woodburn (Portland), OR	$—	$9,414	$150,414	$—	$6,500	$9,414	$156,914	$166,328	$71,832	2013	(4)
Woodbury Common Premium Outlets	Central Valley (New York), NY	—	11,010	862,559	1,779	290,755	12,789	1,153,314	1,166,103	605,566	2004	(4)
Wrentham Village Premium Outlets	Wrentham (Boston), MA	—	4,900	282,031	—	60,909	4,900	342,940	347,840	193,545	2004	(4)

The Mills
Arizona Mills	Tempe (Phoenix), AZ	91,995	41,285	297,289	—	20,655	41,285	317,944	359,229	129,035	2007	(4) (5)
Great Mall	Milpitas (San Jose), CA	—	69,853	463,101	—	71,536	69,853	534,637	604,490	249,979	2007	(4) (5)
Gurnee Mills	Gurnee (Chicago), IL	257,710	41,133	297,911	—	48,582	41,133	346,493	387,626	161,120	2007	(4) (5)
Mills at Jersey Gardens, The	Elizabeth, NJ	—	120,417	865,605	—	37,382	120,417	902,987	1,023,404	352,944	2015	(4)
Opry Mills	Nashville, TN	375,000	51,000	327,503	—	32,309	51,000	359,812	410,812	151,198	2007	(4) (5)
Outlets at Orange, The	Orange (Los Angeles), CA	—	64,973	211,322	—	15,202	64,973	226,524	291,497	57,160	2007	(4) (5)
Potomac Mills	Woodbridge (Washington, DC), VA	416,000	61,608	425,370	—	50,743	61,608	476,113	537,721	224,189	2007	(4) (5)
Sawgrass Mills	Sunrise (Miami), FL	—	192,981	1,641,153	5,395	262,596	198,376	1,903,749	2,102,125	847,485	2007	(4) (5)

International
La Reggia Designer Outlet	Marcianise (Naples), Italy	185,964	37,220	233,179	—	54,172	37,220	287,351	324,571	114,533	2013	(4) (5) (7)
Noventa Di Piave Designer Outlet	Venice, Italy	325,899	38,793	309,283	—	104,123	38,793	413,406	452,199	139,734	2013	(4) (5) (7)
Ochtrup Designer Outlet	Ochtrup, Germany	58,701	11,770	97,941	—	(103)	11,770	97,838	109,608	19,638	2016	(4) (5) (7)
Paris-Giverny Designer Outlets	Normandy, France	81,947	16,312	244,740	—	—	16,312	244,740	261,052	37,683	2023
Parndorf Designer Outlet	Vienna, Austria	212,307	14,903	223,156	—	17,414	14,903	240,570	255,473	95,278	2013	(4) (5) (7)
Provence Designer Outlet	Provence, France	110,453	41,321	84,637	6,169	236	47,490	84,873	132,363	59,974	2017	(4) (5) (7)
Roermond Designer Outlet	Roermond, Netherlands	328,726	15,035	400,094	—	57,897	15,035	457,991	473,026	191,732	2013	(4) (5) (7)
Roosendaal Designer Outlet	Roosendaal, Netherlands	76,311	22,191	108,069	—	23,719	22,191	131,788	153,979	57,329	2017	(4) (5) (7)
The Mall Luxury Outlets Firenze	Florence, Italy	—	32,552	297,037	—	1,675	32,552	298,712	331,264	17,383	2025	(4) (5) (7)
The Mall Luxury Outlets Sanremo	Sanremo, Italy	—	10,045	73,414	—	—	10,045	73,414	83,459	3,678	2025	(4) (5) (7)

Simon Property Group, Inc.

Simon Property Group, L.P.

Real Estate and Accumulated Depreciation

December 31, 2025

(Dollars in thousands)

					Cost Capitalized
					Subsequent to		Gross Amounts At Which				Date of
			Initial Cost (3)		Acquisition (3)		Carried At Close of Period				Construction
				Buildings and		Buildings and		Buildings and		Accumulated	or
Name	Location	Encumbrances (6)	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	Depreciation (2)	Acquisition
Lifestyle Centers
ABQ Uptown	Albuquerque, NM	$—	$6,374	$75,333	$4,054	$14,609	$10,428	$89,942	$100,370	$45,369	2011	(4)
Northgate Station	Seattle, WA	—	19,904	115,992	15,964	128,138	35,868	244,130	279,998	79,210	1987
University Park Village	Fort Worth, TX	48,927	18,031	100,523	—	16,437	18,031	116,960	134,991	43,992	2015	(4)

Other Properties
Calhoun Outlet Marketplace	Calhoun, GA	15,821	1,745	12,529	—	2,217	1,745	14,746	16,491	13,219	2010	(4)
Florida Keys Outlet Marketplace	Florida City, FL	—	1,112	1,748	—	7,001	1,112	8,749	9,861	4,941	2010	(4)
Gaffney Outlet Marketplace	Gaffney (Greenville/Charlotte), SC	25,558	3,978	32,371	—	6,500	3,978	38,871	42,849	28,318	2010	(4)
Orlando Outlet Marketplace	Orlando, FL	—	3,367	1,557	—	4,747	3,367	6,304	9,671	4,347	2010	(4)
Oxford Valley Mall	Langhorne (Philadelphia), PA	—	18,355	100,287	—	24,231	18,355	124,518	142,873	95,335	2003	(4)
Southridge Mall	Greendale (Milwaukee), WI	103,889	12,359	130,111	1,939	12,244	14,298	142,355	156,653	79,984	2007	(4) (5)

Preliminary values related to acquired properties		3,060,737	680,264	7,142,774	—	8,715	680,264	7,151,489	7,831,753	47,618	2020	(4) (8)
Other pre-development costs		—	66,138	223,100	959	—	67,097	223,100	290,197	1,882
Other		99,340	44,611	683,423	265	6	44,876	683,429	728,305	112,441
Currency Translation Adjustment		—	18,145	98,047	551	63,906	18,696	161,953	180,649	(4,626)
		$8,226,679	$4,126,888	$34,939,511	$391,244	$10,844,906	$4,518,132	$45,784,417	$50,302,549	$20,234,466

Simon Property Group, Inc.

Simon Property Group, L.P.

Notes to Schedule III as of December 31, 2025

(Dollars in thousands)

(1)	Reconciliation of Real Estate Properties:

The changes in real estate assets for the years ended December 31, 2025, 2024, and 2023 are as follows:

	2025	2024	2023
Balance, beginning of year	$39,711,997	$38,784,918	$37,879,778
Acquisitions and consolidations (7)	9,465,165	589,501	78,410
Improvements	935,200	744,574	823,705
Disposals and consolidations	(119,324)	(285,998)	(55,593)
Currency Translation Adjustment	309,511	(120,998)	58,618
Balance, close of year	$50,302,549	$39,711,997	$38,784,918

The unaudited aggregate cost of real estate assets for U.S. federal income tax purposes as of December 31, 2025 was $29,284,589.

(2)	Reconciliation of Accumulated Depreciation:

The changes in accumulated depreciation for the years ended December 31, 2025, 2024, and 2023 are as follows:

	2025	2024	2023
Balance, beginning of year	$18,663,586	$17,351,320	$16,224,050
Depreciation expense (7)	1,481,880	1,118,198	1,193,391
Disposals and consolidations	159,272	164,761	(53,489)
Currency Translation Adjustment	(70,272)	29,307	(12,632)
Balance, close of year	$20,234,466	$18,663,586	$17,351,320

Depreciation of our investment in buildings and improvements reflected in the consolidated statements of operations and comprehensive income is calculated over the estimated original lives of the assets as noted below.

●	Buildings and Improvements — typically 10-35 years for the structure, 15 years for landscaping and parking lot, and 10 years for HVAC equipment.
●	Tenant Allowances and Improvements — shorter of lease term or useful life.
(3)	Initial cost generally represents net book value at December 20, 1993, except for acquired properties and new developments after December 20, 1993. Initial cost also includes any new developments that are opened during the current year. Costs of disposals and impairments of property are first reflected as a reduction to cost capitalized subsequent to acquisition.
(4)	Not developed/constructed by us or our predecessors. The date of construction represents the initial acquisition date for assets in which we have acquired multiple interests.
(5)	Initial cost for these properties is the cost at the date of consolidation for properties previously accounted for under the equity method of accounting.
(6)	Encumbrances represent face amount of mortgage debt and exclude any premiums or discounts and deferred financing costs.
(7)	Represents the original cost and does not include subsequent currency translation adjustments.
(8)	Represents preliminary values related to the TRG Acquisition, as discussed in Note 4.