Form 10-Q
period 2026-03-31
SIMON PROPERTY GROUP INC.; SIMON PROPERTY GROUP L P
filed 2026-05-11
CIK 1063761, 1022344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of March 31, 2026, Simon Property Group, Inc. had 324,281,912 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2026 of Simon Property Group, Inc., an Indiana corporation, and Simon Property Group, L.P., an Indiana limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority-owned partnership subsidiary, for which Simon is the general partner. As of March 31, 2026, Simon owned an approximate 85.3% ownership interest in the Operating Partnership, with the remaining 14.7% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day-to-day management.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10-Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	March 31,	December 31,
	2026	2025
ASSETS:
Investment properties, at cost	$50,936,227	$50,946,067
Less - accumulated depreciation	20,988,491	20,701,510
	29,947,736	30,244,557
Cash and cash equivalents	542,955	823,147
Tenant receivables and accrued revenue, net	880,807	934,077
Investment in other unconsolidated entities, at equity	4,196,012	4,362,339
Investment in Klépierre, at equity	1,363,615	1,505,377
Right-of-use assets, net	738,033	755,934
Deferred costs and other assets	1,969,923	1,981,035
Total assets	$39,639,081	$40,606,466
LIABILITIES:
Mortgages and unsecured indebtedness	$28,247,682	$28,430,175
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,701,757	1,954,402
Cash distributions and losses in unconsolidated entities, at equity	1,791,354	1,739,418
Dividend payable	1,462	2,723
Lease liabilities	734,567	756,539
Other liabilities	825,477	1,017,816
Total liabilities	33,302,299	33,901,073
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests	264,251	233,306
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	40,369	40,451
Common stock, $0.0001 par value, 511,990,000 shares authorized, 343,060,687 and 343,060,687 issued and outstanding, respectively	33	33
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	12,411,236	12,347,192
Accumulated deficit	(4,875,676)	(4,608,136)
Accumulated other comprehensive loss	(227,770)	(251,361)
Common stock held in treasury, at cost, 18,778,775 and 17,844,817 shares, respectively	(2,489,435)	(2,319,911)
Total stockholders’ equity	4,858,757	5,208,268
Noncontrolling interests	1,213,774	1,263,819
Total equity	6,072,531	6,472,087
Total liabilities and equity	$39,639,081	$40,606,466

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	March 31,
	2026	2025
REVENUE:
Lease income	$1,628,532	$1,367,428
Management fees and other revenues	40,189	33,792
Other income	88,372	71,792
Total revenue	1,757,093	1,473,012
EXPENSES:
Property operating	170,760	136,821
Depreciation and amortization	458,898	328,051
Real estate taxes	135,960	107,452
Repairs and maintenance	40,200	30,142
Advertising and promotion	33,930	34,257
Home and regional office costs	67,656	65,066
General and administrative	54,299	12,629
Other	33,227	30,978
Total operating expenses	994,930	745,396
OPERATING INCOME BEFORE OTHER ITEMS	762,163	727,616
Interest expense	(275,662)	(226,995)
Loss due to disposal, exchange, or revaluation of equity interests, net	(6,379)	(23,992)
Income and other tax benefit	19,934	7,637
(Loss) income from unconsolidated entities	(21,248)	30,359
Unrealized gains (losses) in fair value of publicly traded equity instruments and derivative instrument, net	25,388	(36,765)
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	64,339	—
CONSOLIDATED NET INCOME	568,535	477,860
Net income attributable to noncontrolling interests	88,132	63,327
Preferred dividends	834	834
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$479,569	$413,699
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.48	$1.27

Consolidated Net Income	$568,535	$477,860
Unrealized gain (loss) on derivative hedge agreements	11,234	(13,833)
Net gain reclassified from accumulated other comprehensive loss into earnings	(1,706)	(1,455)
Currency translation adjustments	16,585	(16,640)
Changes in available-for-sale securities and other	1,143	1,098
Comprehensive income	595,791	447,030
Comprehensive income attributable to noncontrolling interests	91,796	59,216
Comprehensive income attributable to common stockholders	$503,995	$387,814

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$568,535	$477,860
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	532,591	355,647
Gain on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(64,339)	—
Loss due to disposal, exchange, or revaluation of equity interests, net	6,379	23,992
Unrealized losses (gains) in fair value of publicly traded equity instruments and derivative instrument, net	(25,388)	36,765
Straight-line lease income	(4,965)	(1,682)
Equity in income of unconsolidated entities	21,248	(30,359)
Distributions of income from unconsolidated entities	98,464	108,263
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	57,417	35,093
Deferred costs and other assets	(55,206)	48,189
Accounts payable, accrued expenses, intangibles, deferred revenues and other	(301,358)	(226,550)
Net cash provided by operating activities	833,378	827,218
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	(392,388)
Repayments of loans to related parties	3,336	7,018
Capital expenditures, net	(208,396)	(230,201)
Cash impact from the consolidation of properties	—	25,281
Investments in unconsolidated entities	(10,523)	(5,763)
Purchase of equity instruments	(970)	(12,874)
Proceeds from sale of equity instruments	1,143	85,215
Distributions of capital from unconsolidated entities and other	108,951	145,846
Net cash used in investing activities	(106,459)	(377,866)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(82)	(82)
Purchase of shares related to stock grant recipients' tax withholdings	(2,397)	(1,588)
Redemption of limited partner units	(1,219)	(6,335)
Purchase of treasury stock	(175,284)	—
Distributions to noncontrolling interest holders in properties	(5,824)	(1,928)
Contributions from noncontrolling interest holders in properties	654	2,622
Preferred distributions of the Operating Partnership	(198)	(291)
Preferred dividends and distributions to stockholders	(715,706)	(686,102)
Distributions to limited partners	(122,887)	(106,934)
Proceeds from issuance of debt, net of transaction costs	1,812,650	857,079
Repayments of debt	(1,796,818)	(526,130)
Net cash used in financing activities	(1,007,111)	(469,689)
DECREASE IN CASH AND CASH EQUIVALENTS	(280,192)	(20,337)
CASH AND CASH EQUIVALENTS, beginning of period	823,147	1,400,345
CASH AND CASH EQUIVALENTS, end of period	$542,955	$1,380,008

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
December 31, 2025	$40,451	$33	$(251,361)	$12,347,192	$(4,608,136)	$(2,319,911)	$1,263,819	$6,472,087
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (43,097 common shares)				(8,157)		8,157		—
Redemption of limited partner units (6,100 units)				(1,122)			(97)	(1,219)
Amortization of stock incentive				6,914				6,914
Treasury stock purchase (965,296 shares)						(175,284)		(175,284)
Long-term incentive performance units							51,519	51,519
Issuance of unit equivalents and other (11,759 common shares repurchased)				(1)	(32,237)	(2,397)	(251)	(34,886)
Unrealized gain on hedging activities			9,544				1,690	11,234
Currency translation adjustments			14,531				2,054	16,585
Changes in available-for-sale securities and other			971				172	1,143
Net gain reclassified from accumulated other comprehensive loss into earnings			(1,455)				(251)	(1,706)
Other comprehensive income			23,591				3,665	27,256
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				66,410			(66,410)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(715,706)		(122,887)	(838,593)
Distributions to other noncontrolling interest partners							(3,418)	(3,418)
Net income, excluding $198 attributable to preferred interests in the Operating Partnership and $100 attributable to noncontrolling redeemable interests in properties					480,403		87,834	568,237
March 31, 2026	$40,369	$33	$(227,770)	$12,411,236	$(4,875,676)	$(2,489,435)	$1,213,774	$6,072,531

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

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	March 31,	December 31,
	2026	2025
ASSETS:
Investment properties, at cost	$50,936,227	$50,946,067
Less — accumulated depreciation	20,988,491	20,701,510
	29,947,736	30,244,557
Cash and cash equivalents	542,955	823,147
Tenant receivables and accrued revenue, net	880,807	934,077
Investment in other unconsolidated entities, at equity	4,196,012	4,362,339
Investment in Klépierre, at equity	1,363,615	1,505,377
Right-of-use assets, net	738,033	755,934
Deferred costs and other assets	1,969,923	1,981,035
Total assets	$39,639,081	$40,606,466
LIABILITIES:
Mortgages and unsecured indebtedness	$28,247,682	$28,430,175
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,701,757	1,954,402
Cash distributions and losses in unconsolidated entities, at equity	1,791,354	1,739,418
Distribution payable	1,462	2,723
Lease liabilities	734,567	756,539
Other liabilities	825,477	1,017,816
Total liabilities	33,302,299	33,901,073
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests	264,251	233,306
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	40,369	40,451
General Partner, 324,289,912 and 325,223,870 units outstanding, respectively	4,818,388	5,167,817
Limited Partners, 56,063,958 and 55,689,714 units outstanding, respectively	833,015	884,913
Total partners’ equity	5,691,772	6,093,181
Nonredeemable noncontrolling interests in properties, net	380,759	378,906
Total equity	6,072,531	6,472,087
Total liabilities and equity	$39,639,081	$40,606,466

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended
	March 31,
	2026	2025
REVENUE:
Lease income	$1,628,532	$1,367,428
Management fees and other revenues	40,189	33,792
Other income	88,372	71,792
Total revenue	1,757,093	1,473,012
EXPENSES:
Property operating	170,760	136,821
Depreciation and amortization	458,898	328,051
Real estate taxes	135,960	107,452
Repairs and maintenance	40,200	30,142
Advertising and promotion	33,930	34,257
Home and regional office costs	67,656	65,066
General and administrative	54,299	12,629
Other	33,227	30,978
Total operating expenses	994,930	745,396
OPERATING INCOME BEFORE OTHER ITEMS	762,163	727,616
Interest expense	(275,662)	(226,995)
Loss due to disposal, exchange, or revaluation of equity interests, net	(6,379)	(23,992)
Income and other tax benefit	19,934	7,637
(Loss) income from unconsolidated entities	(21,248)	30,359
Unrealized gains (losses) in fair value of publicly traded equity instruments and derivative instrument, net	25,388	(36,765)
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	64,339	—
CONSOLIDATED NET INCOME	568,535	477,860
Net income (loss) attributable to noncontrolling interests	5,621	(1,292)
Preferred unit requirements	1,032	1,126
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$561,882	$478,026
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$479,569	$413,699
Limited Partners	82,313	64,327
Net income attributable to unitholders	$561,882	$478,026
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$1.48	$1.27

Consolidated Net Income	$568,535	$477,860
Unrealized gain (loss) on derivative hedge agreements	11,234	(13,833)
Net gain reclassified from accumulated other comprehensive loss into earnings	(1,706)	(1,455)
Currency translation adjustments	16,585	(16,640)
Changes in available-for-sale securities and other	1,143	1,098
Comprehensive income	595,791	447,030
Comprehensive income attributable to noncontrolling interests	5,521	512
Comprehensive income attributable to unitholders	$590,270	$446,518

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$568,535	$477,860
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	532,591	355,647
Gain on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(64,339)	—
Loss due to disposal, exchange, or revaluation of equity interests, net	6,379	23,992
Unrealized losses (gains) in fair value of publicly traded equity instruments and derivative instrument, net	(25,388)	36,765
Straight-line lease income	(4,965)	(1,682)
Equity in income of unconsolidated entities	21,248	(30,359)
Distributions of income from unconsolidated entities	98,464	108,263
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	57,417	35,093
Deferred costs and other assets	(55,206)	48,189
Accounts payable, accrued expenses, intangibles, deferred revenues and other	(301,358)	(226,550)
Net cash provided by operating activities	833,378	827,218
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	(392,388)
Repayments of loans to related parties	3,336	7,018
Capital expenditures, net	(208,396)	(230,201)
Cash impact from the consolidation of properties	—	25,281
Investments in unconsolidated entities	(10,523)	(5,763)
Purchase of equity instruments	(970)	(12,874)
Proceeds from sale of equity instruments	1,143	85,215
Distributions of capital from unconsolidated entities and other	108,951	145,846
Net cash used in investing activities	(106,459)	(377,866)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(82)	(82)
Purchase of units related to stock grant recipients' tax withholdings	(2,397)	(1,588)
Redemption of limited partner units	(1,219)	(6,335)
Purchase of general partner units	(175,284)	—
Distributions to noncontrolling interest holders in properties	(5,824)	(1,928)
Contributions from noncontrolling interest holders in properties	654	2,622
Partnership distributions	(838,791)	(793,327)
Proceeds from issuance of debt, net of transaction costs	1,812,650	857,079
Repayments of debt	(1,796,818)	(526,130)
Net cash used in financing activities	(1,007,111)	(469,689)
DECREASE IN CASH AND CASH EQUIVALENTS	(280,192)	(20,337)
CASH AND CASH EQUIVALENTS, beginning of period	823,147	1,400,345
CASH AND CASH EQUIVALENTS, end of period	$542,955	$1,380,008

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
December 31, 2025	$40,451	$5,167,817	$884,913	$378,906	$6,472,087
Series J preferred stock premium and amortization	(82)				(82)
Stock incentive program (43,097 common units)		—			—
Amortization of stock incentive		6,914			6,914
Redemption of limited partner units (6,100 units)		(1,122)	(97)		(1,219)
Treasury unit purchase (965,296 units)		(175,284)			(175,284)
Long-term incentive performance units			51,519		51,519
Issuance of unit equivalents and other (380,344 LTIP units and 11,759 common units)		(34,635)	(1)	(250)	(34,886)
Unrealized gain on hedging activities		9,544	1,690		11,234
Currency translation adjustments		14,531	2,054		16,585
Changes in available-for-sale securities and other		971	172		1,143
Net gain reclassified from accumulated other comprehensive loss into earnings		(1,455)	(251)		(1,706)
Other comprehensive income		23,591	3,665		27,256
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		66,410	(66,410)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(834)	(714,872)	(122,887)	(3,418)	(842,011)
Net income, excluding preferred distributions on temporary equity preferred units of $198 and $100 attributable to noncontrolling redeemable interests in properties	834	479,569	82,313	5,521	568,237
March 31, 2026	$40,369	$4,818,388	$833,015	$380,759	$6,072,531

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of March 31, 2026, we owned or held an interest in 212 income-producing properties in the United States, which consisted of 108 malls, 69 Premium Outlets, 16 Mills, six lifestyle centers, and 13 other retail properties in 38 states and Puerto Rico. Internationally, as of March 31, 2026, we had ownership in 42 properties primarily located in Asia, Europe, and Canada. As of March 31, 2026, we also owned a 20.7% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 13 countries in Europe. We also have interests in investments in retail operations (such as Catalyst Brands LLC, or Catalyst); an e-commerce venture (Rue Gilt Groupe, or RGG, which operates shop.simon.com), and Jamestown (a global real estate investment and management company), collectively, our other platform investments.

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

These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (GAAP) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the combined 2025 Annual Report on Form 10-K of Simon and the Operating Partnership. Certain reclassifications considered necessary for a fair presentation have been made to the prior period financial statements in order to conform to the current year presentation. These reclassifications have not changed the results of operations.

We consolidate properties that are wholly-owned or properties where we own less than 100% but we control. Control of a property is demonstrated by, among other factors, our ability to refinance debt and sell the property without the consent of any other partner or owner and the inability of any other partner or owner to replace us.

We also consolidate a variable interest entity, or VIE, when we are determined to be the primary beneficiary. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements. There have been no changes during 2026 in previous conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE. During the periods presented, we did not provide financial or other support to any identified VIE that we were not contractually obligated to provide.

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

As of March 31, 2026, we consolidated 144 wholly-owned properties and 22 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We apply the equity method of accounting to the other 88 properties (the joint venture properties), our investments in Klépierre, and our other platform investments. We manage the day-to-day operations of 51 of the 88 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Canada, the People’s Republic of China, Spain, Thailand, Indonesia, and the United Kingdom comprise 29 of the remaining 37 properties.

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s weighted average ownership interest in the Operating Partnership was 85.4% and 86.5% for the three months ended March 31, 2026 and 2025, respectively.  As of March 31, 2026 and December 31, 2025, Simon’s ownership interest in the Operating Partnership was 85.3% and 85.4%, respectively. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of equity instruments, our deferred compensation plan investments, the debt securities of our captive insurance subsidiary, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At March 31, 2026 and December 31, 2025, we had equity instruments with readily determinable fair values of $34.4 million and $33.7 million, respectively. Changes in the fair value of these equity instruments are recorded in unrealized gains (losses) in fair value of publicly traded equity instruments and derivative instrument, net in our consolidated statements of operations and comprehensive income. At March 31, 2026 and December 31, 2025, we had equity instruments without readily determinable fair values of $332.5 million and $329.1 million, respectively, for which we have elected the measurement alternative.  We regularly evaluate these investments for any impairment in their estimated fair value, as well as

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the three months ended March 31, 2026 and 2025.

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

At March 31, 2026 and December 31, 2025, we held debt securities of $163.8 million and $161.6 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive loss until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

Description	March 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Deferred costs and other assets	$45,347	$34,387	$10,960	$-

Liabilities:
Other Liabilities	$132,691	$-	$7,253	$125,438

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

Note 7 includes a discussion of the fair value of debt measured using Level 2 inputs.  Notes 3, 4, and 6 include discussions of the fair values recorded in purchase accounting using Level 2 and Level 3 inputs.  Level 3 inputs to our purchase accounting and impairment analyses include our estimations of fair value, based primarily on net operating results of the property, capitalization rates and discount rates.

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows:

	As of	As of
	March 31,	December 31,
	2026	2025
Limited partners’ interests in the Operating Partnership	$833,015	$884,913
Nonredeemable noncontrolling interests in properties, net	380,759	378,906
Total noncontrolling interests reflected in equity	$1,213,774	$1,263,819

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

Accumulated Other Comprehensive Income (Loss)

Simon

The total accumulated other comprehensive income (loss) related to Simon’s currency translation adjustment was ($263.8) million and ($278.3) million as of March 31, 2026 and December 31, 2025, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended
	March 31,
			Affected line item where
	2026	2025	net income is presented

Accumulated derivative gains, net	$1,706	$1,455	Interest expense
	(251)	(196)	Net income attributable to noncontrolling interests
	$1,455	$1,259

The Operating Partnership

The total accumulated other comprehensive income (loss) related to the Operating Partnership’s currency translation adjustment was ($309.4) million and ($326.0) million as of March 31, 2026 and December 31, 2025, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended
	March 31,
			Affected line item where
	2026	2025	net income is presented

Accumulated derivative gains, net	$1,706	$1,455	Interest expense

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

As of March 31, 2026, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	13	$2.8 billion
Interest Rate Caps	1	$85.0 million
Interest Rate Swaps	2	€190.4 million
Interest Rate Caps	3	€178.8 million

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

The carrying value of our interest rate swap and cap agreements, at fair value, are included in deferred costs and other assets and other liabilities. As of March 31, 2026, we had interest rate swap and cap agreements with combined asset balances of $2.4 million and combined liability balances of $6.8 million. As of December 31, 2025, we had interest rate swap and cap agreements with combined asset balances of $1.5 million and combined liability balances of $12.8 million.

Our exposure to market risk due to changes in interest rates primarily relates to our long-term debt obligations. We primarily manage exposure to interest rate market risk through our risk management strategy by a combination of interest rate protection agreements to effectively fix or cap a portion of variable rate debt.

We may enter into treasury lock agreements as part of an anticipated debt issuance. Upon completion of the debt issuance, the fair value of these instruments is recorded as part of accumulated other comprehensive income (loss) and is amortized to interest expense over the life of the debt agreement.

The unamortized gain on our treasury locks and terminated hedges recorded in accumulated other comprehensive income (loss) was $33.6 million and $35.3 million as of March 31, 2026 and December 31, 2025, respectively. Within the next 12 months, we expect to reclassify to earnings approximately $6.6 million of gains related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss).

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

We had the following Euro:USD forward contracts designated as net investment hedges at March 31, 2026 and December 31, 2025 (in millions):

		Asset (Liability) Value as of
		March 31,	December 31,
Notional Value	Maturity Date	2026	2025
€125.0	January 15, 2026	—	0.3
€125.0	January 15, 2026	—	0.3
€50.5	February 18, 2026	—	(0.4)
€50.0	March 16, 2026	—	0.1
€50.0	May 15, 2026	1.2	0.1
€125.0	May 15, 2026	1.8	—
€50.5	June 17, 2026	1.7	—
€50.0	June 17, 2026	(0.1)	—
€50.0	June 17, 2026	(0.1)	—
€50.0	July 15, 2026	1.2	0.1
€75.0	July 15, 2026	(0.2)	—
€15.0	July 15, 2026	0.1	—
€100.0	January 15, 2027	2.5	0.3

Asset balances in the above table are included in deferred costs and other assets. Liability balances in the above table are included in other liabilities.

We have designated certain derivative and nonderivative instruments as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss). For the three months ended March 31, 2026 and 2025, we recorded gains (losses) of ($35.7) million and $78.1 million, respectively, in the cumulative translation adjustment section of the other comprehensive income (loss). Changes in the value of these instruments are offset by changes in the underlying hedged Euro investments.

The total accumulated other comprehensive income (loss) related to Simon’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $33.1 million and $25.0 million as of March 31, 2026 and December 31, 2025, respectively. The total accumulated other comprehensive income (loss) related to the Operating Partnership’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $38.9 million and $29.3 million as of March 31, 2026 and December 31, 2025, respectively.

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

The key inputs into the option model for the exchange option within the exchangeable bonds as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Klépierre stock price	€32.58	€33.74
Implied volatility	16.92%	17.78%
EUR risk-free rate	2.37%	2.04%
Klépierre expected dividend yield	5.23%	5.06%
Expected term	0.62 years	0.87 years
Credit Spread	0.33%	0.45%

The option is measured at fair value on a recurring basis.  As of March 31, 2026 and December 31, 2025, the values of the option were $125.4 million and $205.1 million, respectively.

New Accounting Pronouncements

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

4. Real Estate Acquisitions and Dispositions

Unless otherwise noted, gains and losses on property transactions are included in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the three months ended March 31, 2026 and 2025.

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

The acquisition was accounted for as a business combination requiring a remeasurement of our previously held 88% noncontrolling equity interest to fair value, which resulted in the recognition of a non-cash gain of $2.858 billion in the fourth quarter of 2025, which was included in gain (loss) on acquisition of controlling interest, sale, or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the consolidated statement of operations and comprehensive income and the assets acquired and liabilities assumed were recognized at their acquisition date fair value.  The fair value of our previously

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

held 88% noncontrolling equity interest was measured based primarily on the value implied by our most recent previous purchase of noncontrolling equity interests in TRG discussed in Note 6.

We have not yet finalized the valuation of the assets acquired and liabilities assumed as of March 31, 2026.  The primary assumptions that are not yet finalized relate to the determination and review of the fair value of rents related to each space in each property where we are the lessor, as well as leases in which we are the lessee.  These assumptions are required in order to finalize estimates underlying the valuation of lease-related intangible assets and liabilities, as well as investment property and the related nonredeemable noncontrolling interest in a consolidated property.  Our estimates and assumptions are provisional pending determination and review of the assumptions discussed above and are subject to change during the measurement period, not to exceed one year from the date of the transaction. Please refer to Note 4 of the notes to the consolidated financial statements within our 2025 Annual Report on Form 10-K for additional information related to the TRG Acquisition.

We recognized $186.7 million of total consolidated revenue and a consolidated net loss of $34.9 million for the three months ended March 31, 2026, which includes an estimate of depreciation on the preliminary allocation of fair value to tangible and intangible assets acquired.  We recorded amortization of acquisition related intangibles related to the TRG Acquisition of $34.0 million for the three months ended March 31, 2026.  Refer to Note 6 for further discussion and summarized financial information of the revenue and earnings of TRG prior to the date of acquisition.

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

Simon

	For the Three Months Ended March 31,
	2026	2025
Net Income attributable to Common Stockholders — Basic and Diluted	$479,569	$413,699
Weighted Average Shares Outstanding — Basic and Diluted	324,961,423	326,313,432

For the three months ended March 31, 2026, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the three months ended March 31, 2026 and 2025. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Three Months Ended March 31,
	2026	2025
Net Income attributable to Unitholders — Basic and Diluted	$561,882	$478,026
Weighted Average Units Outstanding — Basic and Diluted	380,737,494	377,052,997

For the three months ended March 31, 2026, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the three months ended March 31, 2026 and 2025. We accrue distributions when they are declared.

6. Investment in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in Note 2, we held joint venture interests in 88 properties as of March 31, 2026.

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

We may provide financing to joint venture properties primarily in the form of interest bearing loans. As of March 31, 2026 and December 31, 2025, we had construction loans and other advances to these related parties totaling $40.7 million and $48.3 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

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

The table below represents summary financial information of TRG up to the date of the TRG Acquisition discussed in Note 4.

For the Three Months Ended
March 31,
2025
Total revenues	$176,313
Operating income before other items	74,157
Consolidated net income	49,784
Our share of net income	44,120
Amortization of excess investment	(50,487)

Other Platform Investments

During the fourth quarter of 2024, J.C. Penney completed an all-equity transaction where it acquired the retail operations of SPARC Group. The combined business was renamed Catalyst post transaction. As of March 31, 2026, we own a 31.3% noncontrolling interest in Catalyst. Additionally, we continue to hold a 33.3% noncontrolling interest in SPARC Holdings, the former owner of SPARC Group, which now primarily holds a 25% interest in Catalyst. For the three month periods ending March 31, 2026 and 2025, Catalyst recognized a net pre-tax loss related to transition activities, our share of which was $4.2 million and $24.0 million, respectively, which is included in Loss due to disposal, exchange, or revaluation of equity interests, net in the consolidated statements of operations and comprehensive income.

As of March 31, 2026, we own a 45% noncontrolling interest in Rue Gilt Groupe, a 50% noncontrolling ownership interest in Jamestown and a 39.4% noncontrolling interest in Phoenix Retail, LLC, the owner and operator of Express and Bonobos direct to consumer businesses in the United States.

The table below represents combined summary financial information, after intercompany eliminations, of our other platform investments.

	For the Three Months Ended
	March 31,
	2026	2025
Total revenues	$2,253,797	$2,391,468
Operating income (loss) before other items	(343,080)	(256,146)
Consolidated net income (loss)	(385,681)	(297,436)
Share of net income (loss), net of tax	(82,043)	(61,130)
Amortization of excess investment	(692)	(692)

European Investments

At March 31, 2026, we owned 59,280,541 shares, or approximately 20.7%, of Klépierre, which had a quoted market price of $37.30 per share.  During the first quarter of 2026, we exchanged 4,074,711 shares of Klépierre to settle the conversion of €110.3 million of the Operating Partnership’s exchangeable bonds, which are exchangeable at the option of the bondholder into shares of Klépierre. In connection with these transactions, we recorded a non-cash gain of $64.3 million, which is included in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the consolidated statement of operations and comprehensive income.  These non-cash investing and financing activities are excluded from our consolidated statements of cash flows.  The table below represents summary financial information with respect to our investment in Klépierre. This information is based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

	For the Three Months Ended
	March 31,
	2026	2025
Total revenues	$389,201	$345,734
Operating income before other items	176,167	144,514
Consolidated net income	129,171	108,335
Our share of net income	23,768	22,434
Amortization of excess investment	(3,542)	(3,167)

We have an interest in a European investee that had interests in 12 Designer Outlet properties as of March 31, 2026 and December 31, 2025, eight of which are consolidated by us as of March 31, 2026. As of March 31, 2026, our legal percentage ownership interests in these properties ranged from 23% to 94%.

In addition, we have a 50.0% noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $251.8 million and $245.0 million as of March 31, 2026 and December 31, 2025, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $221.4 million and $216.8 million as of March 31, 2026 and December 31, 2025, respectively, including all related components of accumulated other comprehensive income (loss).

We have an interest in two full-price mall operating joint venture properties located in the People’s Republic of China and two full-price mall operating joint venture properties located in South Korea. Our ownership in these properties ranges from 17% to 49%.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Summary Financial Information

The following tables present a summary of the combined balance sheets and statements of operations of our equity method investments and share of income from such investments, excluding our investments in Klépierre and our other platform investments.

COMBINED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
Assets:
Investment properties, at cost	$21,425,679	$22,077,749
Less - accumulated depreciation	9,907,158	9,020,481
	11,518,521	13,057,268
Cash and cash equivalents	1,498,298	1,264,619
Tenant receivables and accrued revenue, net	594,048	605,756
Right-of-use assets, net	115,191	108,349
Deferred costs and other assets	639,371	572,826
Total assets	$14,365,429	$15,608,818
Liabilities and Partners’ Deficit:
Mortgages	$16,419,497	$16,374,773
Accounts payable, accrued expenses, intangibles, and deferred revenue	1,119,227	1,117,855
Lease liabilities	116,950	99,837
Other liabilities	389,828	334,246
Total liabilities	18,045,502	17,926,711
Preferred units	67,450	67,450
Partners’ deficit	(3,747,524)	(2,385,343)
Total liabilities and partners’ deficit	$14,365,429	$15,608,818
Our Share of:
Partners’ deficit	$(1,635,892)	$(1,247,554)
Add: Excess Investment	3,071,349	2,773,173
Our net Investment in unconsolidated entities, at equity	$1,435,457	$1,525,619

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

COMBINED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2026	2025
REVENUE:
Lease income	$921,792	$749,807
Other income	105,180	94,066
Total revenue	1,026,972	843,873
OPERATING EXPENSES:
Property operating	214,941	166,647
Depreciation and amortization	185,164	159,012
Real estate taxes	66,398	58,793
Repairs and maintenance	26,281	20,763
Advertising and promotion	24,932	22,150
Other	72,285	56,847
Total operating expenses	590,001	484,212
Operating Income Before Other Items	436,971	359,661
Interest expense	(205,038)	(170,368)
Net Income	$231,933	$189,293
Third-Party Investors’ Share of Net Income	$116,464	$96,594
Our Share of Net Income	115,469	92,699
Amortization of Excess Investment	(47,657)	(14,465)
Income from Unconsolidated Entities	$67,812	$78,234

Our share of income from unconsolidated entities in the above table, aggregated with our share of results from our investments in Klépierre and TRG prior to the TRG Acquisition, as well as our other platform investments, before any applicable taxes, is presented in income from unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income, except as otherwise noted.

7. Debt

Unsecured Debt

At March 31, 2026, our unsecured debt, excluding discounts and debt issuance costs, consisted of $18.9 billion of senior unsecured notes of the Operating Partnership, a €350.0 million ($402.7 million U.S. dollar equivalent) unsecured term loan, $460.0 million outstanding under the Operating Partnership’s $5.0 billion unsecured revolving credit facility, or Credit Facility, and $537.2 million outstanding under the Operating Partnership’s global unsecured commercial paper program, or Commercial Paper program. The Operating Partnership also has a $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities.

On March 5, 2026, we amended, restated, and extended the Credit Facility and amended the Supplemental Facility. The Credit Facility has an initial borrowing capacity of $5.0 billion which may be increased in the form of additional commitments in the aggregate not to exceed $1.0 billion, for a total aggregate size of $6.0 billion, subject to obtaining additional lender commitments and satisfying certain customary conditions precedent. Borrowings may be denominated in U.S. dollars, Euros, Yen, Pounds Sterling, Canadian dollars and Australian dollars. The initial maturity date of the Credit Facility is June 30, 2030. The Credit Facility

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

can be extended for an additional year to June 30, 2031, at our sole option, subject to satisfying certain customary conditions precedent.

Borrowings under the Credit Facility bear interest, at our election, at either (i) (x) for Term Benchmark Loans, the Term SOFR Rate, the applicable Local Rate, the term CORRA Rate, the Adjusted EURIBOR Rate, or the Adjusted TIBOR Rate, (y) for RFR Loans, if denominated in Pounds Sterling, SONIA, if denominated in U.S. dollars, Daily Simple SOFR and, if denominated in Canadian dollars, Daily Simple CORRA, or (z) for Daily SOFR Loans, the Floating Overnight Daily SOFR Rate, in each case of clauses (x) through (z) above, plus a margin determined by our corporate credit rating of between 0.625% and 1.350% or (ii) for loans denominated in U.S. dollars only, the base rate (which rate is equal to the greatest of the prime rate, the federal funds effective rate plus 0.500% or the Term SOFR Rate for an interest period of one month plus 1.000%) (the “Base Rate”), plus a margin determined by our corporate credit rating of between 0.000% and 0.350%. The Credit Facility includes a facility fee determined by our corporate credit rating of between 0.100% and 0.300% on the aggregate revolving commitments under the Credit Facility.  Based upon our current credit ratings at March 31, 2026, the interest rate on the Credit Facility is SOFR plus 65.0 basis points.

The Supplemental Facility has a borrowing capacity of $3.5 billion, which may be increased to $4.5 billion during its term subject to obtaining additional lender commitments and satisfying certain customary conditions precedent and provides for borrowings denominated in U.S. dollars, Euros, Yen, Pounds Sterling, Canadian dollars and Australian dollars. The initial maturity date of the Supplemental Facility is January 31, 2029.  The Supplemental Facility can be extended for an additional year to January 31, 2030 at our sole option, subject to satisfying certain customary conditions precedent.

Borrowings under the Supplemental Facility bear interest, at our election, at either (i) (x) for Term Benchmark Loans, the Term SOFR Rate, the applicable Local Rate, the term CORRA Rate, the Adjusted EURIBOR Rate, or the Adjusted TIBOR Rate, (y) for RFR Loans, if denominated in Sterling, SONIA, if denominated in U.S. dollars, Daily Simple SOFR and, if denominated in Canadian dollars, Daily Simple CORRA, or (z) for Daily SOFR Loans, the Floating Overnight Daily SOFR Rate, in each case of clauses (x) through (z) above, plus a margin determined by our corporate credit rating of between 0.625% and 1.350% or (ii) for loans denominated in U.S. dollars only, the Base Rate (which rate is equal to the greatest of the prime rate, the federal funds effective rate plus 0.500% or the Term SOFR Rate for an interest period of one month plus 1.000%), plus a margin determined by our corporate credit rating of between 0.000% and 0.350%.The Supplemental Facility includes a facility fee determined by our corporate credit rating of between 0.100% and 0.300% on the aggregate revolving commitments under the Supplemental Facility. Based upon our current credit ratings, the interest rate on the Supplemental Facility is SOFR plus 65.0 basis points.

At March 31, 2026, we had an aggregate available borrowing capacity of $7.5 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the three months ended March 31, 2026 was $460.0 million and the weighted average outstanding balance was $460.0 million. Letters of credit of $3.1 million were outstanding under the Credit Facilities as of March 31, 2026.

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness.  The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On March 31, 2026, we had $537.2 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar denominated notes with a weighted average interest rate of 3.94%. These borrowings have a weighted average maturity date of May 6, 2026 and reduced amounts otherwise available under the Credit Facilities.

During the first quarter of 2026, we settled the conversion of €173.5 million ($201.4 million U.S. dollar equivalent) of the Operating Partnership’s exchangeable bonds, which are exchangeable at the option of the bondholder into shares of Klépierre, reducing the outstanding balance to €561.1 million ($645.5 million U.S. dollar equivalent) as of March 31, 2026.  Amounts settled through the exchange of Klépierre shares are discussed in Note 6. The remaining conversions were settled in cash for €78.9 million ($90.9 million U.S. dollar equivalent). Subsequent to March 31, 2026, we settled additional conversions of €373.5 million of the

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

exchangeable bonds in cash for €468.7 million, further reducing the exchangeable bonds’ outstanding balance to €187.6 million, through the use of existing liquidity and the issuance of commercial paper.

On January 13, 2026, the Operating Partnership completed the issuance of $800 million of senior unsecured notes with a fixed interest rate of 4.30% and a maturity date of January 15, 2031. The proceeds were used to redeem, at par, its $800 million 3.30% senior unsecured notes at maturity on January 15, 2026.

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

On April 25, 2025, the Operating Partnership drew $155 million under the Credit Facility.

On January 29, 2025, the Operating Partnership drew €376 million under the Credit Facility and used the proceeds to facilitate the acquisition of two Italian assets.  On March 13, 2025, we repaid €18 million that had been outstanding under the Credit Facility at December 31, 2024.  On March 20, 2025, the Operating Partnership entered into a €350.0 million unsecured term loan with a maturity date of March 20, 2027, and swapped the interest rate to an all-in fixed rate of 2.6% which matured on March 20, 2026.  The proceeds of the term loan, along with cash on hand, were used to repay the then remaining €376 million outstanding under the Credit Facility.

Mortgage Debt

Total mortgage indebtedness was $8.1 billion and $8.2 billion at March 31, 2026 and December 31, 2025, respectively. On October 31, 2025, as part of the TRG Acquisition, discussed in Note 4, the Operating Partnership’s consolidated debt increased $3.1 billion.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Credit Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Credit Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of March 31, 2026, we were in compliance with all covenants of our unsecured debt.

At March 31, 2026, our consolidated subsidiaries were the borrowers under 41 non-recourse mortgage notes secured by mortgages on 44 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At March 31, 2026, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Fair Value of Debt

The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and unsecured indebtedness including commercial paper was $26.9 billion and $28.1 billion as of March 31, 2026 and December 31, 2025, respectively. The fair values of these financial instruments and the related discount rate assumptions as of March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31,	December 31,
	2026	2025
Fair value of consolidated fixed-rate mortgages and unsecured indebtedness (in millions)	$25,710	$27,300
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	5.84%	5.63%
Weighted average discount rates assumed in calculation of fair value for fixed-rate unsecured indebtedness	6.19%	6.05%

8. Equity

During the three months ended March 31, 2026, the Operating Partnership redeemed 6,100 units from three limited partners for $1.2 million. These transactions increased Simon’s ownership interest in the Operating Partnership.

On February 8, 2024, Simon’s Board of Directors authorized a common stock repurchase program under which Simon was permitted to purchase up to $2.0 billion of its common stock during the two-year period ending February 15, 2026 in the open market or in privately negotiated transactions.  During the quarter ended March 31, 2026, Simon purchased 273,295 shares at an average price of $182.95 per share under this plan.  During the year ended December 31, 2025, Simon purchased 1,246,190 shares at an average price of $182.02 per share under this plan.  As Simon repurchases shares under the plan, the Operating Partnership repurchases an equal number of units from Simon.

On February 5, 2026, Simon’s Board of Directors authorized a new common stock repurchase program, which immediately replaced the existing repurchase plan.  Under the plan, Simon may purchase up to $2.0 billion of its common stock during the period ending on February 29, 2028 in the open market or in privately negotiated transactions as market conditions warrant.  During the period ended March 31, 2026, Simon purchased 692,001 shares at an average price of $181.05 per share under this plan.    As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

We paid a common stock dividend of $2.20 per share for the first quarter of 2026.  We paid a common stock dividend of $2.10 per share for the first quarter of 2025.  The Operating Partnership paid distributions per unit for the same amounts.  On May 11, 2026, Simon’s Board of Directors declared a quarterly cash dividend for the second quarter of 2026 of $2.25 per share, payable on June 30, 2026 to shareholders of record on June 9, 2026.  The distribution rate on units is equal to the dividend rate on common stock.

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

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units in the Operating Partnership contain provisions which could require the Operating Partnership to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

deficit in the consolidated statements of equity in issuance of unit equivalents and other.  There were no noncontrolling interests redeemable at amounts in excess of fair value as of March 31, 2026 and December 31, 2025.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as follows:

	As of	As of
	March 31,	December 31,
	2026	2025
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 105,373 issued and outstanding	$10,537	$10,537
Other noncontrolling redeemable interests	253,714	222,769
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$264,251	$233,306

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

	As of	As of
	March 31,	December 31,
	2026	2025
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 105,373 issued and outstanding	$10,537	$10,537
Other noncontrolling redeemable interests	253,714	222,769
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$264,251	$233,306

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

2023 LTI Program.  In the first quarter of 2023, the Compensation and Human Capital Committee established and granted awards under a 2023 Long-Term Incentive Program, or 2023 LTI Program.  Awards under the 2023 LTI Program, took the form of LTIP units and restricted stock units.  Awards of LTIP units under this program will be considered earned if the respective performance conditions (based on FFO and Objective Criteria Goals), subject to adjustment based upon a TSR modifier, with respect to the FFO performance condition, as defined in the applicable award agreements, are achieved during the applicable three-year measurement period.  Any units determined to be earned LTIP units under the 2023 LTI Program will vest on January 1, 2027.  The 2023 LTI Program provides that the amount earned related to the performance-based portion of the awards is dependent on the Compensation and Human Capital Committee’s determination of Simon’s FFO performance and the achievement of certain Objective Criteria Goals and has a maximum potential fair value at grant date of $42.5 million.  As part of the 2023 LTI Program, on March 1, 2023, the Compensation and Human Capital Committee also established a grant of 64,852 time-based restricted stock units under the 2019 Plan at a grant date fair market value of $121.25 per share.  These time-based awards vested on March 1, 2026.  The $7.9 million grant date fair value of these awards is being recognized as expense over the three-year vesting period.

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

2026 LTI Program.  In the first quarter of 2026, the Compensation and Human Capital Committee established and granted awards under a 2026 Long-Term Incentive Program, or 2026 LTI Program.  Awards under the 2026 LTI Program, took the form of LTIP units and restricted stock units.  Awards of LTIP units under this program will be considered earned if the respective performance conditions (based on FFO and Objective Criteria Goals), subject to adjustment based upon a TSR modifier, with respect to the FFO performance condition, as defined in the applicable award agreements, are achieved during the applicable three-year measurement period.  Any units determined to be earned LTIP units under the 2026 LTI Program will vest on April 1, 2030.  The 2026 LTI Program provides that the amount earned related to the performance-based portion of the awards is dependent on the Compensation and Human Capital Committee’s determination of Simon’s FFO performance and the achievement of certain Objective Criteria Goals and has a maximum potential fair value at grant date of $48.6 million.  As part of the 2026 LTI Program, on March 11, 2026, the Compensation and Human Capital Committee also established a grant of 40,099 time-based restricted stock units under the 2019 Plan at a grant date fair market value of $189.56 per share.  These time-based awards will vest on March 11, 2029.  The $7.6 million grant date fair value of these awards is being recognized as expense over the three-year vesting period.

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

The Compensation and Human Capital Committee approved LTIP unit grants as shown in the table below. The extent to which LTIP units were determined by the Compensation and Human Capital Committee to have been earned, and the aggregate grant date fair value, are as follows:

LTIP Awards	LTIP Units Earned	Grant Date Fair Value of TSR Award	Grant Date Target Value of Performance-Based Awards
2021 LTIP Awards	209,784	$5.7 million	$12.2 million
2022 LTIP Awards	107,462	—	$13.7 million
2023 LTIP Awards	380,344	—	$23.6 million
2024 LTIP Awards	To be determined in 2027	—	$24.5 million
2024 OPI LTIP Awards	406,976	—	$67.4 million
2025 LTIP Awards	To be determined in 2028	—	$30.0 million
2026 LTIP Awards	To be determined in 2029	—	$30.4 million

We recorded compensation expense, net of capitalization and forfeitures, related to the aforementioned LTIP and LTI programs of approximately $52.0 million and $10.4 million for the three months ended March 31, 2026 and 2025, respectively.

Restricted Stock Awards.  The Compensation and Human Capital Committee awarded 94,596 shares of restricted stock to employees on April 1, 2026 at a grant date fair market value of $186.53 per share related to the 2025 compensation plan.  On January 1, 2026 certain employees were awarded 2,699 shares of restricted stock at a grant date fair market value of $184.22 per share.  On February 5, 2026, a non-employee Director was awarded 299 shares of restricted stock at a grant date fair market value of $195.59 per share.  These shares represent a portion of the compensation we pay our non-employee Directors, and all of the shares have been placed in a non-employee Director deferred compensation account maintained by us.  The grant date fair value of the employee restricted stock award is being recognized over the three-year vesting period.  The grant date fair value of the non-employee Director restricted stock award is being recognized over the one-year vesting service period.  In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.

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

We recorded compensation expense, net of capitalization, related to restricted stock of approximately $6.0 million and $6.3 million for the three months ended March 31, 2026 and 2025, respectively.

9. Lease Income

Fixed lease income under our operating leases includes fixed minimum lease consideration and fixed CAM reimbursements recorded on a straight-line basis. Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, utilities, marketing, and certain other items as discussed below.

	For the Three Months Ended
	March 31,
	2026	2025
Fixed lease income	$1,315,733	$1,124,114
Variable lease income	312,799	243,314
Total lease income	$1,628,532	$1,367,428

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Tenant receivables and accrued revenue in the accompanying consolidated balance sheets includes straight-line receivables of $574.9 million and $565.5 million on March 31, 2026, and December 31, 2025, respectively.

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

Lease Commitments

As of March 31, 2026, we are subject to ground leases that cover all or a portion of 29 of our consolidated properties with termination dates extending through 2105, including periods for which exercising an extension option is reasonably assured.  These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total reported sales of the property.  In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2026 to 2034.  These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate taxes, and utility expenses.  Some of our ground and office leases include escalation clauses.  All of our lease arrangements are classified as operating leases.  We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Three Months Ended
	March 31,
	2026	2025
Operating Lease Cost
Fixed lease cost	$13,482	$8,864
Variable lease cost	3,812	3,969
Total operating lease cost	$17,294	$12,833

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

	For the Three Months Ended
	March 31,
	2026	2025
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$17,285	$12,821

Weighted-average remaining lease term - operating leases	34.8 years	31.8 years
Weighted-average discount rate - operating leases	5.55%	5.32%

Minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2026	$52,186
2027	52,398
2028	52,622
2029	52,668
2030	52,789
Thereafter	1,531,140
$1,793,803
Impact of discounting	(1,059,236)
Operating lease liabilities	$734,567

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. In addition to the guarantee disclosed in Note 6, as of March 31, 2026 and December 31, 2025, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $118.5 million and $118.8 million, respectively.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

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

11. Segments and Geographic Locations

Our primary business is the ownership, development and management of premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets, and The Mills.  We identify our operating segments based on how our chief operating decision maker (“CODM”) allocates resources, assesses performance, and makes decisions.  Our CODM is our Chief Executive Officer, President, and Chief Operating Officer who is actively involved in all aspects of the portfolio operations.  We have aggregated our consolidated real estate operations, including malls, Premium Outlets, The Mills, and our consolidated international real estate operations into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of, and in many cases, the same, tenants.  Revenue earned from these segment operations represents substantially all of lease income reported on the consolidated statements of operations and comprehensive income, all of which is generated from external customers, with the exception of eliminations made to remove our share of lease income earned from tenants in which we have an ownership interest.  The primary financial measure the CODM uses to measure the operating performance of the consolidated real estate operations is net operating income (“NOI”), which is reconciled to consolidated net income below.  The Company believes that NOI is helpful to investors as a measure of operating performance because it is a direct measure of the actual operating results of the Company’s properties and because it is a widely recognized measure of the performance of REITs providing a relevant basis for comparison among REITs.  Non-segment revenue includes Management Fees and Other revenues, described earlier in Note 3, and the majority of Other income, which primarily includes interest income and miscellaneous activities such as land sales, dividends received from certain investments and other activities as disclosed through these notes to the extent material, as well as eliminations. None of our unconsolidated investments meet the materiality threshold required for separate reporting as a reportable segment, though we have included disclosures related to the activities of these investments in Note 6.  Approximately 97% of total consolidated assets, with the exception of our investment in Klépierre and other unconsolidated entities and certain other assets, are attributable to our real estate segment.

As of March 31, 2026 and 2025, approximately 6.6% and 9.0%, respectively, of our consolidated long-lived assets were located outside the United States and as of March 31, 2026 and 2025, approximately 4.7% and 6.1%, respectively, of our consolidated total revenues were derived from assets located outside the United States.  Substantially all of our capital expenditures reported in the consolidated statements of cash flows relate to our segment operations.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The following table reconciles our reportable segment to net income:

	For the Three Months Ended March 31, 2026
		All other &
	Real estate	eliminations,
	segment	net	Consolidated
For the period ended March 31, 2026:
Income:
Lease Income	$1,631,420	$(2,888)	$1,628,532
Management fees and other revenues	—	40,189	40,189
Other Income	39,432	48,940	88,372
Total	1,670,852	86,241	1,757,093
Expenses:
Property Operating	225,918	(55,158)	170,760
Real estate taxes	139,063	(3,103)	135,960
Repairs and maintenance	39,503	697	40,200
Advertising and promotion	35,820	(1,890)	33,930
Other	22,791	10,424	33,215
Total	463,095	(49,030)	414,065
NOI of consolidated entities	$1,207,757	$135,271	$1,343,028
Other Income:
Income and other tax benefit			19,934
Unrealized gains in fair value of publicly traded equity instruments and derivative instrument, net			25,388
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net			64,339
Other Expenses:
Depreciation and amortization			458,898
Home and regional office costs			67,656
General and administrative			54,299
Interest expense			275,662
Income from unconsolidated entities			21,248
Loss due to disposal, exchange, or revaluation of equity interests, net			6,379
Other expense			12
Consolidated Net Income			$568,535

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

	For the Three Months Ended March 31, 2025
		All other &
	Real estate	eliminations,
	segment	net	Consolidated
For the period ended March 31, 2025:
Income:
Lease Income	$1,374,956	$(7,528)	$1,367,428
Management fees and other revenues	—	33,792	33,792
Other Income	25,700	46,092	71,792
Total	1,400,656	72,356	1,473,012
Expenses:
Property Operating	171,737	$(34,916)	$136,821
Real estate taxes	113,486	(6,034)	107,452
Repairs and maintenance	29,558	584	30,142
Advertising and promotion	35,828	(1,571)	34,257
Other	14,659	16,319	30,978
Total	365,268	(25,618)	339,650
NOI of consolidated entities	$1,035,388	$97,974	$1,133,362
Other Income:
Income and other tax benefit			7,637
Income from unconsolidated entities			30,359
Other Expenses:
Depreciation and amortization			328,051
Home and regional office costs			65,066
General and administrative			12,629
Interest expense			226,995
Loss due to disposal, exchange, or revaluation of equity interests, net			23,992
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net			36,765
Consolidated Net Income			$477,860

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of March 31, 2026, we owned or held an interest in 212 income-producing properties in the United States, which consisted of 108 malls, 69 Premium Outlets, 16 Mills, six lifestyle centers, and 13 other retail properties in 38 states and Puerto Rico. Internationally, as of March 31, 2026, we had ownership in 42 properties primarily located in Asia, Europe, and Canada. As of March 31, 2026, we also owned a 20.7% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 13 countries in Europe. We also have interests in investments in retail operations (such as Catalyst Brands LLC, or Catalyst); an e-commerce venture (Rue Gilt Groupe, or RGG, which operates shop.simon.com), and Jamestown (a global real estate investment and management company), collectively, our other platform investments.

Until October 31, 2025, we owned an 88% noncontrolling interest in The Taubman Realty Group, LLC, or TRG. As further discussed in Note 4 of the condensed notes to the consolidated financial statements, on October 31, 2025, we acquired the remaining 12% interest which we did not previously own, or the TRG Acquisition.

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

Results Overview

Diluted earnings per share and diluted earnings per unit increased $0.21 during the first three months of 2026 to $1.48 from $1.27 for the same period last year. The increase in diluted earnings per share and diluted earnings per unit was primarily attributable to:

●	improved operating performance and solid core business fundamentals in 2026 and the impact of our acquisition activity, as discussed below,
●	increased lease income of $261.1 million, or $0.69 per diluted share/unit, of which $189.1 million, or $0.50 per diluted share/unit, relates to our acquisition activity,
●	a non-cash gain of $64.3 million, or $0.17 per diluted share/unit, due to the exchange of 4,074,711 shares of Klépierre to settle the conversion of €110.3 million of the Operating Partnership’s exchangeable bonds in 2026,
●	an unrealized, favorable change in fair value of publicly traded equity instruments and derivative instrument, net of $62.2 million, or $0.16 per diluted share/unit, which primarily relates to movements in the fair value of the exchange option within our Klépierre exchangeable bonds,
●	a pre-tax loss in 2025 due to disposal, exchange, or revaluation of equity interests of $24.0 million, or $0.06 per diluted share/unit, related to certain post-merger activities within Catalyst, and
●	increased other income of $16.6 million, or $0.04 per diluted share/unit, of which $16.1 million, or $0.04 per diluted share, relates to our acquisition activity, partially offset by,
●	increased depreciation and amortization in 2026 of $130.8 million, or $0.34 per diluted share/unit, of which $121.2 million, or $0.32 per diluted share/unit, relates to our acquisition activity,
●	decreased income from unconsolidated entities of $51.6 million, or $0.14 per diluted share/unit, the majority of which is due to unfavorable year-over-year operations from other platform investments, partially offset by improved operations and core fundamentals in our other unconsolidated entities,
●	increased interest expense of $48.7 million, or $0.13 per diluted share/unit, of which $39.3 million, or $0.10 per diluted share/unit, relates to our acquisition activity,

●	increased general and administrative expenses of $41.7 million, or $0.11 per diluted share/unit, which includes $40.0 million of accelerated stock compensation expense recognized in the first quarter of 2026,
●	increased property operating expenses of $33.9 million, or $0.09 per diluted share/unit, of which $24.6 million, or $0.06 per diluted share/unit, relates to our acquisition activity,
●	increased real estate taxes of $28.5 million, or $0.07 per diluted share/unit, of which $21.2 million, or $0.06 per diluted share/unit, relates to our acquisition activity and
●	a pre-tax loss in 2026 due to disposal, exchange, or revaluation of equity interests of $6.4 million, or $0.02 per diluted share/unit, related to certain transaction related transition costs separately related to Catalyst and the TRG Acquisition.

Portfolio NOI increased 6.7% for the three month period in 2026 over the prior year period primarily as a result of improved operations in our domestic and international portfolios and our acquisition activity. Average base minimum rent for U.S. Malls and Premium Outlets increased 5.2% to $61.99 psf as of March 31, 2026, from $58.92 psf as of March 31, 2025.  Ending occupancy for our U.S. Malls and Premium Outlets increased 0.1% to 96.0% as of March 31, 2026, from 95.9% as of March 31, 2025.

Our effective overall borrowing rate at March 31, 2026 on our consolidated indebtedness increased 30 basis points to 3.90% as compared to 3.60% at March 31, 2025. This is primarily due to increases in the effective overall borrowing rate on the fixed rate debt of 58 basis points and the amount of variable rate debt, partially offset by a decrease in the effective overall borrowing rate on the variable rate debt of 55 basis points. The weighted average years to maturity of our consolidated indebtedness was 7.1 years and 7.0 years at March 31, 2026 and December 31, 2025, respectively.

Our financing activity for the three months ended March 31, 2026 included:

●	Settling during the first quarter of 2026 the conversion of €173.5 million ($201.4 million U.S. dollar equivalent) of the Operating Partnership’s exchangeable bonds, which are exchangeable at the option of the bondholder into shares of Klépierre, reducing the outstanding balance to €561.1 million ($645.5 million U.S. dollar equivalent) as of March 31, 2026. During the first quarter we exchanged 4,074,711 shares of Klépierre to settle the conversion of €110.3 million of the exchangeable bonds. The remaining conversions were settled in cash for €78.9 million ($90.9 million U.S. dollar equivalent).
●	On March 5, 2026, the Operating Partnership amended, restated, and extended the Credit Facility and amended the Supplemental Facility.
●	On January 13, 2026, the Operating Partnership completed the issuance of $800 million of senior unsecured notes with a fixed interest rate of 4.30% and a maturity date of January 15, 2031. The proceeds were used to redeem, at par, its $800 million 3.30% senior unsecured notes at maturity on January 15, 2026.
●	Increasing our borrowings under the Commercial Paper program by $182.2 million.

Subsequent to March 31, 2026, we settled additional conversions of €373.5 million of the exchangeable bonds in cash for €468.7 million, further reducing the exchangeable bonds’ outstanding balance to €187.6 million, through the use of existing liquidity and the issuance of commercial paper.

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

The following table sets forth these key operating statistics for domestic properties:

●	properties that are consolidated in our consolidated financial statements,
●	properties we account for under the equity method of accounting as joint ventures, and
●	the foregoing two categories of properties on a total portfolio basis.

	March 31,	March 31,	%/Basis Points
	2026	2025	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	95.9%	95.9%	0 bps
Unconsolidated	96.0%	96.0%	0 bps
Total Portfolio	96.0%	95.9%	10 bps
Average Base Minimum Rent per Square Foot
Consolidated	$59.82	$57.13	4.7%
Unconsolidated	$67.99	$64.24	5.8%
Total Portfolio	$61.99	$58.92	5.2%
The Mills:
Ending Occupancy	99.2%	98.4%	80 bps
Average Base Minimum Rent per Square Foot	$41.90	$38.41	9.1%
(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the three months ended March 31, 2026, we signed 241 new leases and 480 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 3.0 million square feet, of which 2.4 million square feet related to consolidated properties. During the comparable period in 2025, we signed 259 new leases and 550 renewal leases with a fixed minimum rent, comprising approximately 3.1 million square feet, of which 2.4 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $82.00 per square foot in 2026 and $71.05 per square foot in 2025 with an average tenant allowance on new leases of $43.73 per square foot and $64.33 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	March 31,	March 31,	%/Basis Points
	2026	2025	Change
Ending Occupancy	99.8%	99.7%	+10 bps
Average Base Minimum Rent per Square Foot	¥5,581	¥5,546	0.63%

Results of Operations

The following acquisitions, dispositions and openings of consolidated properties affected our consolidated results in the comparative periods:

●	On November 17, 2025, we acquired a 100% interest in a retail property, Phillips Place, a 132,805 square foot center in Charlotte, North Carolina.
●	On October 31, 2025, we closed on the acquisition of the remaining 12% interest in TRG which we did not previously own. As a result of this acquisition, we obtained control of and consolidated TRG as of the acquisition date. TRG has an interest in 22 regional, super-regional, and outlet malls in the U.S. and Asia, 11 of which are now consolidated and 11 of which are accounted for under the equity method upon the acquisition.
●	On June 27, 2025, we acquired the remaining interest in the retail component and 100% of the parking component of Brickell City Centre resulting in the consolidation of the retail component of this property.

●	On April 1, 2025, we acquired the remaining interest in Briarwood Mall from a joint venture partner, resulting in the consolidation of this property.
●	On January 30, 2025, we acquired 100% interest in two luxury outlet destinations in Italy, The Mall Luxury Outlets Firenze, a 264,750 square foot center located in Leccio, nearby Florence, and The Mall Luxury Outlets Sanremo, a 122,300 square foot center located in Sanremo.

The following acquisitions, dispositions and openings of equity method investments and properties affected our income from unconsolidated entities in the comparative periods:

●	During the fourth quarter of 2025, we disposed of one retail property.
●	On March 6, 2025, we opened Jakarta Premium Outlets, a 302,000 square foot center in Indonesia. We own a 50% interest in this center.

Three months ended March 31, 2026 vs. Three months ended March 31, 2025

Lease income increased $261.1 million, driven by an increase of $189.1 million due to our acquisition activity, our development activity, and increases in fixed and variable lease consideration.

Other income increased $16.6 million, of which $16.1 million relates to our acquisition activity.

Property operating expenses increased $33.9 million, of which $24.6 million relates to our acquisition activity and inflationary cost increases.

Depreciation and amortization increased $130.8 million, of which $121.2 million relates to our acquisition activity.

Real estate taxes increased $28.5 million, of which $21.2 million relates to our acquisition activity, and a large successful property tax appeal in 2025.

Repairs and maintenance increased $10.1 million, of which $5.5 million relates to our acquisition activity, inflationary cost increases, and an increase in snow removal costs in 2026.

General and administrative increased $41.7 million, which includes $40.0 million of accelerated stock compensation expense.

Interest expense increased $48.7 million, of which $39.3 million relates to our acquisition activity.

Loss due to disposal, exchange, or revaluation of equity interests, net, decreased $17.6 million.  In 2026, we recorded transition costs of $6.3 million separately related to Catalyst and the TRG Acquisition.  In 2025, our share of transition costs recorded within Catalyst was $24.0 million.

Income and other tax benefit increased $12.3 million, primarily related to unfavorable year-over-year operations from other platform investments.

(Loss) Income from unconsolidated entities decreased $51.6 million, primarily due to lower results of operations from our other platform investments, partially offset by a strong performance of our domestic and international joint venture properties.

We recorded a non-cash unrealized gain in 2026 of $25.4 million due to the change in fair value of a derivative instrument and net, non-cash unrealized losses in 2025 of $36.8 million as a result of mark-to-market activity on publicly traded equity instruments and the change in fair value of a derivative instrument.

We recorded a $64.3 million gain related to the exchange of 4,074,711 shares of Klépierre to settle the conversion of €110.3 million of the Operating Partnership’s exchangeable bonds.

Simon’s net income attributable to noncontrolling interests increased $24.8 million due to an increase in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised 4.6% of our total consolidated debt at March 31, 2026. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $942.3 million in the aggregate during the three months ended March 31, 2026. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents decreased $280.2 million during the first three months of 2026 to $543.0 million as of March 31, 2026 as a result of the operating and financing activity, as further discussed in “Cash Flows” below.

On March 31, 2026, we had an aggregate available borrowing capacity of approximately $7.5 billion under the Credit Facilities, net of letters of credit of $3.1 million. For the three months ended March 31, 2026, the maximum aggregate outstanding balance under the Credit Facilities was $460.0 million and the weighted average outstanding balance was $460.0 million. The weighted average interest rate was 3.97% for the three months ended March 31, 2026.

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

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the three months ended March 31, 2026 totaled $942.3 million. In addition, we had net proceeds from our debt financing and repayment activities of $15.8 million in the first three months of 2026. These activities are further discussed below under “Financing and Debt.” During the first three months of 2026, we also:

●	paid stockholder dividends and unitholder distributions totaling approximately $838.8 million and preferred unit distributions totaling $1.0 million,
●	funded consolidated capital expenditures of $208.4 million (including development and other costs of $2.8 million, redevelopment and expansion costs of $142.1 million, and tenant costs and other operational capital expenditures of $63.5 million),
●	funded the redemption of $1.2 million of Operating Partnership units,
●	funded the repurchase of $175.3 million of Simon’s common stock, and
●	funded investments in unconsolidated entities of $10.5 million.

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

Financing and Debt

Unsecured Debt

At March 31, 2026, our unsecured debt, excluding discounts and debt issuance costs, consisted of $18.9 billion of senior unsecured notes of the Operating Partnership, a €350.0 million ($402.7 million U.S. dollar equivalent) unsecured term loan, $460.0 million outstanding under the Credit Facility, and $537.2 million Commercial Paper program.

On March 5, 2026, we amended, restated, and extended the Credit Facility and amended the Supplemental Facility. The Credit Facility has an initial borrowing capacity of $5.0 billion which may be increased in the form of additional commitments in the aggregate not to exceed $1.0 billion, for a total aggregate size of $6.0 billion, subject to obtaining additional lender commitments and satisfying certain customary conditions precedent. Borrowings may be denominated in U.S. dollars, Euros, Yen, Pounds Sterling, Canadian dollars and Australian dollars. The initial maturity date of the Credit Facility is June 30, 2030. The Credit Facility can be extended for an additional year to June 30, 2031, at our sole option, subject to satisfying certain customary conditions precedent.

Borrowings under the Credit Facility bear interest, at our election, at either (i) (x) for Term Benchmark Loans, the Term SOFR Rate, the applicable Local Rate, the term CORRA Rate, the Adjusted EURIBOR Rate, or the Adjusted TIBOR Rate, (y) for RFR Loans, if denominated in Pounds Sterling, SONIA, if denominated in U.S. dollars, Daily Simple SOFR and, if denominated in Canadian dollars, Daily Simple CORRA, or (z) for Daily SOFR Loans, the Floating Overnight Daily SOFR Rate, in each case of clauses (x) through (z) above, plus a margin determined by our corporate credit rating of between 0.625% and 1.350% or (ii) for loans denominated in U.S. dollars only, the base rate (which rate is equal to the greatest of the prime rate, the federal funds effective rate plus 0.500% or the Term SOFR Rate for an interest period of one month plus 1.000%) (the “Base Rate”), plus a margin determined by our corporate credit rating of between 0.000% and 0.350%. The Credit Facility includes a facility fee determined by our corporate credit rating of between 0.100% and 0.300% on the aggregate revolving commitments under the Credit Facility.  Based upon our current credit ratings, the interest rate on the Credit Facility is SOFR plus 65.0 basis points.

The Supplemental Facility has a borrowing capacity of $3.5 billion, which may be increased to $4.5 billion during its term subject to obtaining additional lender commitments and satisfying certain customary conditions precedent and provides for borrowings denominated in U.S. dollars, Euros, Yen, Pounds Sterling, Canadian dollars and Australian dollars. The initial maturity date of the Supplemental Facility is January 31, 2029.  The Supplemental Facility can be extended for an additional year to January 31, 2030 at our sole option, subject to satisfying certain customary conditions precedent.

Borrowings under the Supplemental Facility bear interest, at our election, at either (i) (x) for Term Benchmark Loans, the Term SOFR Rate, the applicable Local Rate, the term CORRA Rate, the Adjusted EURIBOR Rate, or the Adjusted TIBOR Rate, (y) for RFR Loans, if denominated in Sterling, SONIA, if denominated in U.S. dollars, Daily Simple SOFR and, if denominated in Canadian dollars, Daily Simple CORRA, or (z) for Daily SOFR Loans, the Floating Overnight Daily SOFR Rate, in each case of clauses (x) through (z) above, plus a margin determined by our corporate credit rating of between 0.625% and 1.350% or (ii) for loans denominated in U.S. dollars only, the Base Rate (which rate is equal to the greatest of the prime rate, the federal funds effective rate plus 0.500% or the Term SOFR Rate for an interest period of one month plus 1.000%), plus a margin determined by our corporate credit rating of between 0.000% and 0.350%.The Supplemental Facility includes a facility fee determined by our corporate credit rating of between 0.100% and 0.300% on the aggregate revolving commitments under the Supplemental Facility. Based upon our current credit ratings at March 31, 2026, the interest rate on the Supplemental Facility is SOFR plus 65.0 basis points.

At March 31, 2026, we had an aggregate available borrowing capacity of $7.5 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the three months ended March 31, 2026 was $460.0 million and the weighted average outstanding balance was $460.0 million. Letters of credit of $3.1 million were outstanding under the Credit Facilities as of March 31, 2026.

The Operating Partnership also has available the Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness.  The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On March 31, 2026, we had $537.2 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar denominated notes with a weighted average interest rate of 3.94%. These borrowings have a weighted average maturity date of May 6, 2026 and reduced amounts otherwise available under the Credit Facilities.

During the first quarter of 2026, we settled the conversion of €173.5 million ($201.4 million U.S. dollar equivalent) of the Operating Partnership’s exchangeable bonds, which are exchangeable at the option of the bondholder into shares of Klépierre, reducing the outstanding balance to €561.1 million ($645.5 million U.S. dollar equivalent) as of March 31, 2026.  Amounts settled through the exchange of Klépierre shares are discussed in Note 6 of the condensed notes to the consolidated financial statements. The remaining conversions were settled in cash for €78.9 million ($90.9 million U.S. dollar equivalent). Subsequent to March 31, 2026, we settled additional conversions of €373.5 million of the exchangeable bonds in cash for €468.7 million, further reducing the exchangeable bonds’ outstanding balance to €187.6 million, through the use of existing liquidity and the issuance of commercial paper.

On January 13, 2026, the Operating Partnership completed the issuance of $800 million of senior unsecured notes with a fixed interest rate of 4.30% and a maturity date of January 15, 2031. The proceeds were used to redeem, at par, its $800 million 3.30% senior unsecured notes at maturity on January 15, 2026.

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

On April 25, 2025, the Operating Partnership drew $155 million under the Credit Facility.

On January 29, 2025, the Operating Partnership drew €376 million under the Credit Facility and used the proceeds to facilitate the acquisition of two Italian assets.  On March 13, 2025, we repaid €18 million that had been outstanding under the Credit Facility at December 31, 2024.  On March 20, 2025, the Operating Partnership entered into a €350.0 million unsecured term loan with a maturity date of March 20, 2027, and swapped the interest rate to an all-in fixed rate of 2.6% which matured on March 20, 2026.  The proceeds of the term loan, along with cash on hand, were used to repay the then remaining €376 million outstanding under the Credit Facility.

Mortgage Debt

Total mortgage indebtedness was $8.1 billion and $8.2 billion at March 31, 2026 and December 31, 2025, respectively. On October 31, 2025, as part of the TRG Acquisition, discussed in Note 4 of the condensed notes to the consolidated financial statements, the Operating Partnership’s consolidated debt increased $3.1 billion.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Credit Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Credit Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of March 31, 2026, we were in compliance with all covenants of our unsecured debt.

At March 31, 2026, our consolidated subsidiaries were the borrowers under 41 non-recourse mortgage notes secured by mortgages on 44 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At March 31, 2026, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of March 31, 2026 and December 31, 2025, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	March 31, 2026	Interest Rate(1)	December 31, 2025	Interest Rate(1)
Fixed Rate	$26,937,337	3.86%	$28,119,149	3.86%
Variable Rate	1,310,345	4.74%	311,026	4.58%
	$28,247,682	3.90%	$28,430,175	3.87%

(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the combined 2025 Annual Report on Form 10-K of Simon and the Operating Partnership.

In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of March 31, 2026, for the remainder of 2026 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2026	2027-2028	2029-2030	After 2030	Total
Long Term Debt (1)	$3,964,379	$5,916,579	$5,044,151	$13,507,471	$28,432,580
Interest Payments (2)	790,615	1,722,769	1,350,856	4,954,910	8,819,150

(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	Variable rate interest payments are estimated based on the SOFR or other applicable rate at March 31, 2026.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 6 of the condensed notes to the consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. In addition to the guarantee disclosed in Note 6 of the condensed notes of the consolidated financial statements, as of March 31, 2026, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $118.5 million.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

During 2025, we disposed of our interests in one unconsolidated retail property in satisfaction of its $84.3 million non-recourse mortgage loan, resulting in a gain of $21.6 million.

Development Activity

We routinely incur costs related to construction for significant redevelopment and expansion projects at our properties. Redevelopment and expansion projects, including the addition of anchors, big box tenants, restaurants, as well as mixed-use projects are underway at several properties in North America, Europe, and Asia.

Construction continues on certain redevelopment and new development projects in the U.S. and internationally that are nearing completion.  Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $1.1 billion.  Simon’s share of remaining net cash funding required to complete the new development and redevelopment projects currently under construction in the remainder of 2026 and 2027 is approximately $416 million.  We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 8-10% for all of our new development, expansion and redevelopment projects.

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

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $2.20 per share for the first quarter of 2026.  Simon paid a common stock dividend of $2.10 per share for the first quarter of 2025.  The Operating Partnership paid distributions per unit for the same amounts.  On May 11, 2026, Simon’s Board of Directors declared a quarterly cash dividend for the second quarter of 2026 of $2.25 per share, payable on June 30, 2026 to shareholders of record on June 9, 2026.  The distribution rate on units is equal to the dividend rate on common stock.  In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

On February 8, 2024, Simon’s Board of Directors authorized a common stock repurchase program under which Simon was permitted to purchase up to $2.0 billion of its common stock during the two-year period ending February 15, 2026 in the open market or in privately negotiated transactions.  During the quarter ended March 31, 2026, Simon purchased 273,295 shares at an average price of $182.95 per share under this plan. During the year ended December 31, 2025, Simon purchased 1,246,190 shares at an average price of $182.02 per share under this plan.  As Simon repurchases shares under the plan, the Operating Partnership repurchased an equal number of units from Simon.

On February 5, 2026, Simon’s Board of Directors authorized a new common stock repurchase program, which immediately replaced the existing repurchase plan.  Under the plan, Simon may purchase up to $2.0 billion of its common stock during the period ending on February 29, 2028 in the open market or in privately negotiated transactions as market conditions warrant.  During the period ended March 31, 2026, Simon purchased 692,001 shares at an average price of $181.05 per share under this plan.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although Simon believes the expectations reflected in any forward-looking statements are based on reasonable assumptions, Simon can give no assurance that its expectations will be attained, and it is possible that Simon's actual results may differ materially from those indicated by these forward–looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: the intensely competitive market environment in the retail real estate industry and the retail industry, including e-commerce; the inability to renew leases and relet vacant space at existing properties on favorable terms; the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise; the potential loss of anchor stores or major tenants; an increase in vacant space at our properties; the loss of key management personnel; changes in economic and market conditions that may adversely affect the general retail environment, including but not limited to those caused by inflation, the impact of tariffs and global trade disruptions on us to the extent impacting our tenants, recessionary pressures, wars, escalating geopolitical tensions as a result of the war in Ukraine and the conflicts in the Middle East, and supply chain disruptions; the potential for violence, civil unrest, criminal activity or terrorist activities at our properties; the availability of comprehensive insurance coverage; security breaches that could compromise our information technology or infrastructure; changes in market rates of interest; our international activities subjecting us to risks that are different from or greater than those associated with our domestic operations, including changes in foreign exchange rates; the impact of our substantial indebtedness on our future operations, including covenants in the governing agreements that impose restrictions on us that may affect our ability to operate freely; any disruption in the financial markets that may adversely affect our ability to access capital for growth and satisfy our ongoing debt service requirements; any change in our credit rating; our continued ability to maintain our status as a REIT; changes in tax laws or regulations that result in adverse tax consequences; risks associated with the acquisition, development, redevelopment, expansion, leasing and management of properties; the inability to lease newly developed properties on favorable terms; risks relating to our joint venture properties, including guarantees of certain joint venture indebtedness; the effects of climate change; environmental liabilities; natural or other disasters; uncertainties regarding the impact of pandemics, epidemics or public health crises, and the associated governmental restrictions on our business, financial condition, results of operations, cash flow and liquidity; and general risks related to real estate investments, including the illiquidity of real estate investments. Simon discusses these and other risks and uncertainties under the heading "Risk Factors" in its annual and quarterly periodic reports filed with the SEC.  Simon may update that discussion in subsequent other periodic reports, but except as required by law, Simon undertakes no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments, or otherwise.

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

	For the Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Consolidated Net Income	$568,535	$477,860
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	454,779	324,322
Our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments	161,608	208,964
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(64,339)	—
Net (gain) loss attributable to noncontrolling interest holders in properties	(5,621)	1,292
Noncontrolling interests portion of depreciation and amortization	(6,286)	(5,993)
Preferred distributions and dividends	(1,032)	(1,126)
FFO of the Operating Partnership	$1,107,644	$1,005,319
FFO allocable to limited partners	162,264	135,284
Dilutive FFO allocable to common stockholders	$945,380	$870,035

FFO of the Operating Partnership (1)	$1,107,644	$1,005,319
Loss due to disposal, exchange, or revaluation of equity interests, net of tax	5,318	17,994
Other platform investments, net of tax	120,382	52,843
Unrealized (gains) losses in fair value of publicly traded equity instruments and derivative instrument, net	(25,388)	36,765
Real Estate FFO (1)	$1,207,956	$1,112,921

Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.48	$1.27
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments, net of noncontrolling interests portion of depreciation and amortization	1.60	1.40
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(0.17)	—
Diluted FFO per share (1)	$2.91	$2.67
Loss due to disposal, exchange, or revaluation of equity interests, net of tax	0.02	0.05
Other platform investments, net of tax	0.31	0.13
Unrealized (gains) losses in fair value of publicly traded equity instruments and derivative instrument, net	(0.07)	0.10
Real Estate FFO per share (1)	$3.17	$2.95
Basic and Diluted weighted average shares outstanding	324,961	326,313
Weighted average limited partnership units outstanding	55,776	50,740
Basic and Diluted weighted average shares and units outstanding	380,737	377,053

(1)	FFO and Diluted FFO per share includes $40.0 million, or $0.10 per share, of accelerated stock compensation expense, of which $8.3 million, or $0.02 per share, is included in Real Estate FFO and Real Estate FFO per share, and $31.7 million, or $0.08 per share, is included in Other platform investments, net of tax.

The following schedule reconciles consolidated net income to our beneficial interest of combined NOI and the components thereof.

	For the Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$568,535	$477,860
Income and other tax benefit	(19,934)	(7,637)
Loss due to disposal, exchange, or revaluation of equity interests, net	6,379	23,992
Interest expense	275,662	226,995
Loss (income) from unconsolidated entities	21,248	(30,359)
Unrealized (gains) losses in fair value of publicly traded equity instruments and derivative instrument, net	(25,388)	36,765
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(64,339)	—
Operating Income Before Other Items	762,163	727,616
Depreciation and amortization	458,898	328,051
Home and regional office costs	67,656	65,066
General and administrative	54,299	12,629
Other expenses (1)	12	—
NOI of consolidated entities	$1,343,028	$1,133,362
Less: Noncontrolling interest partners share of NOI	(17,052)	(7,384)
Beneficial NOI of consolidated entities (2)	$1,325,976	$1,125,978
Reconciliation of NOI of unconsolidated entities:
Net Income	$231,933	$189,293
Interest expense	205,038	170,368
Operating Income Before Other Items	436,971	359,661
Depreciation and amortization	185,164	159,012
Other expenses (3)	12	—
NOI of unconsolidated entities	$622,147	$518,673
Less: Joint Venture partners share of NOI	(326,353)	(270,758)
Beneficial NOI of unconsolidated entities (2)	$295,794	$247,915
Add: Beneficial interest of NOI from TRG (4)	—	136,403
Add: Beneficial interest of NOI from other platform investments and investments	(27,988)	11,929
Beneficial interest of Combined NOI	$1,593,782	$1,522,225
Less: Beneficial interest of Corporate and Other NOI Sources (5)	51,042	31,962
Less: Beneficial interest of NOI from other platform investments (6)	(84,135)	(41,461)
Less: Beneficial interest of NOI from Investments (7)	56,147	59,017
Beneficial interest of Portfolio NOI	$1,570,728	$1,472,707
Beneficial interest of Portfolio NOI Change	6.7%
(1)	Represents the write-off of pre-development costs.
(2)	Net Income and those adjustments following to arrive at beneficial interest in NOI includes amounts for TRG assets for periods post October 31, 2025 transaction.
(3)	Represents the gross amount of write-offs at unconsolidated entities of pre-development costs.
(4)	Beneficial interest of NOI from TRG prior to the October 31, 2025 transaction.
(5)	Includes components excluded from portfolio NOI and domestic property NOI (domestic lease termination income, interest income, land sale gains, straight line lease income, above/below market lease adjustments), Simon management company revenues, foreign exchange impact and other assets.
(6)	Other platform investments include retail operations (Catalyst), an e-commerce company (Rue Gilt Groupe, or RGG), and a global real estate investment and management company (Jamestown).
(7)	Includes our share of NOI of Klépierre (at constant currency) and other corporate investments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Sensitivity Analysis

We disclosed a qualitative and quantitative analysis regarding market risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the combined 2025 Annual Report on Form 10-K of Simon and the Operating Partnership. There have been no material changes in the assumptions used or results obtained regarding market risk since December 31, 2025.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of March 31, 2026. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of March 31, 2026. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A. Risk Factors

Through the period covered by this report there were no material changes to the Risk Factors disclosed under Item 1A. Risk Factors in Part I of the combined 2025 Annual Report on Form 10-K of Simon and the Operating Partnership.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Simon

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by Simon during the quarter ended March 31, 2026.

Issuer Purchases of Equity Securities

				Total number	Approximate
				of shares	value of shares
				purchased as	that may yet
	Total number		Average	part of publicly	be purchased
	of shares		price paid	announced	under
Period	purchased		per share	plans	plans (2)
January 1, 2026 - January 31, 2026	273,295		$182.95	273,295	$1,723,173,809
February 1, 2026 - February 28, 2026	—		$—	—	$2,000,000,000
March 1, 2026 - March 31, 2026	703,760		$181.43	692,001	$1,874,715,707
	977,055	(1)	$181.85	965,296
(1)	Total number of shares purchased includes 11,759 shares representing shares withheld by us and transferred to treasury shares in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.
(2)	On February 8, 2024, Simon’s Board of Directors authorized a common stock repurchase program under which Simon was permitted to purchase up to $2.0 billion of its common stock during the two-year period commencing February 8, 2024 and ending on February 15, 2026 in the open market or in privately negotiated transactions as market conditions warrant. On February 5, 2026, Simon’s Board of Directors authorized a new common stock repurchase program, which immediately replaced the existing repurchase plan, which had $1.7 billion remaining at such time. Under the new plan, Simon may purchase up to $2.0 billion of its common stock during the period ending on February 29, 2028 in the open market or in privately negotiated transactions as market conditions warrant. As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

The Operating Partnership

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended March 31, 2026.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2026, the Operating Partnership redeemed 6,100 units from three limited partners for $1.2 million.

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
10.1

Fourth Amended and Restated $5,000,000,000 Credit Agreement dated as of March 5, 2026 (incorporated by reference to Exhibit 99.1 of Simon Property Group, Inc. and L.P.’s Current Report on Form 8-K filed March 5, 2026).

10.2

Amendment No. 2 to Third Amended and Restated $3,500,000,000 Credit Agreement dated as of March 5, 2026 (incorporated by reference to Exhibit 99.2 of Simon Property Group, Inc. and L.P.’s Current Report on Form 8-K filed March 5, 2026).

10.3*	Form of Simon Property Group Series 2026 LTIP Unit Award Agreement.
10.4*	Form of Certificate of Designation of Series 2026 LTIP Units of Simon Property Group L.P.
10.5*	Form of Simon Property Group 2026 Restricted Stock Unit Award Agreement.
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

Date: May 11, 2026

SIMON PROPERTY GROUP, L.P.

/s/ Brian J. McDade
Brian J. McDade
Executive Vice President and Chief Financial Officer
of Simon Property Group, Inc., General Partner

Date: May 11, 2026