Form 10-Q
period 2026-06-30
SIMON PROPERTY GROUP INC.; SIMON PROPERTY GROUP L P
filed 2026-08-10
CIK 1063761, 1022344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of June 30, 2026, Simon Property Group, Inc. had 323,551,515 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2026 of Simon Property Group, Inc., an Indiana corporation, and Simon Property Group, L.P., an Indiana limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority-owned partnership subsidiary, for which Simon is the general partner. As of June 30, 2026, Simon owned an approximate 85.3% ownership interest in the Operating Partnership, with the remaining 14.7% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day-to-day management.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10-Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	June 30,	December 31,
	2026	2025
ASSETS:
Investment properties, at cost	$51,094,995	$50,946,067
Less - accumulated depreciation	21,382,543	20,701,510
	29,712,452	30,244,557
Cash and cash equivalents	1,019,091	823,147
Tenant receivables and accrued revenue, net	884,241	934,077
Investment in other unconsolidated entities, at equity	4,012,480	4,362,339
Investment in Klépierre, at equity	1,377,318	1,505,377
Right-of-use assets, net	731,200	755,934
Deferred costs and other assets	1,972,484	1,981,035
Total assets	$39,709,266	$40,606,466
LIABILITIES:
Mortgages and unsecured indebtedness	$28,699,607	$28,430,175
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,806,922	1,954,402
Cash distributions and losses in unconsolidated entities, at equity	1,808,807	1,739,418
Dividend payable	1,318	2,723
Lease liabilities	727,902	756,539
Other liabilities	818,183	1,017,816
Total liabilities	33,862,739	33,901,073
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests	271,827	233,306
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	40,287	40,451
Common stock, $0.0001 par value, 511,990,000 shares authorized, 343,059,947 and 343,060,687 issued and outstanding, respectively	33	33
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	12,394,125	12,347,192
Accumulated deficit	(5,128,188)	(4,608,136)
Accumulated other comprehensive loss	(233,740)	(251,361)
Common stock held in treasury, at cost, 19,508,432 and 17,844,817 shares, respectively	(2,638,101)	(2,319,911)
Total stockholders’ equity	4,434,416	5,208,268
Noncontrolling interests	1,140,284	1,263,819
Total equity	5,574,700	6,472,087
Total liabilities and equity	$39,709,266	$40,606,466

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
REVENUE:
Lease income	$1,659,709	$1,379,454	$3,288,240	$2,746,882
Management fees and other revenues	40,834	37,931	81,022	71,723
Other income	90,055	81,074	178,429	152,867
Total revenue	1,790,598	1,498,459	3,547,691	2,971,472
EXPENSES:
Property operating	171,440	139,816	342,200	276,637
Depreciation and amortization	459,876	339,058	918,773	667,109
Real estate taxes	131,905	105,315	267,865	212,768
Repairs and maintenance	32,687	26,238	72,888	56,380
Advertising and promotion	39,056	36,310	72,986	70,566
Home and regional office costs	69,842	57,564	137,498	122,630
General and administrative	12,004	14,298	66,303	26,927
Other	49,690	35,663	82,918	66,641
Total operating expenses	966,500	754,262	1,961,431	1,499,658
OPERATING INCOME BEFORE OTHER ITEMS	824,098	744,197	1,586,260	1,471,814
Interest expense	(281,164)	(232,724)	(556,826)	(459,720)
(Loss) gain due to disposal, exchange, or revaluation of equity interests, net	(11,950)	104,499	(18,329)	80,507
Income and other tax (expense) benefit	(10,809)	(35,107)	9,125	(27,470)
Income from unconsolidated entities	119,127	122,875	97,879	153,234
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net	(56,425)	(50,455)	(31,037)	(87,220)
(Loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(8,747)	(9,604)	55,593	(9,604)
CONSOLIDATED NET INCOME	574,130	643,681	1,142,665	1,121,541
Net income attributable to noncontrolling interests	90,157	86,714	178,288	150,040
Preferred dividends	834	834	1,669	1,669
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$483,139	$556,133	$962,708	$969,832
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.49	$1.70	$2.97	$2.97

Consolidated Net Income	$574,130	$643,681	$1,142,665	$1,121,541
Unrealized gain (loss) on derivative hedge agreements	23,958	(18,593)	35,192	(32,427)
Net gain reclassified from accumulated other comprehensive loss into earnings	(1,706)	(1,455)	(3,412)	(2,910)
Currency translation adjustments	(25,946)	(21,976)	(9,361)	(38,616)
Changes in available-for-sale securities and other	(3,228)	(211)	(2,085)	888
Comprehensive income	567,208	601,446	1,162,999	1,048,476
Comprehensive income attributable to noncontrolling interests	89,205	81,042	181,001	140,258
Comprehensive income attributable to common stockholders	$478,003	$520,404	$981,998	$908,218

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,142,665	$1,121,541
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	1,030,448	723,285
(Gain) loss on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(55,593)	9,604
Loss (gain) due to disposal, exchange, or revaluation of equity interests, net	18,329	(80,507)
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net	31,037	87,220
Straight-line lease income	(21,188)	(4,083)
Equity in income of unconsolidated entities	(97,879)	(153,234)
Distributions of income from unconsolidated entities	227,974	212,486
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	69,871	45,044
Deferred costs and other assets	(63,393)	69,765
Accounts payable, accrued expenses, intangibles, deferred revenues and other	(253,330)	11,429
Net cash provided by operating activities	2,028,941	2,042,550
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	(935,740)
Funding of loans to related parties	(6,965)	—
Repayments of loans to related parties	4,328	9,100
Capital expenditures, net	(445,285)	(474,225)
Cash impact from the consolidation of properties	—	64,167
Investments in unconsolidated entities	(24,041)	(20,594)
Purchase of equity instruments	(8,159)	(16,505)
Proceeds from sale of equity instruments	1,143	85,215
Distributions of capital from unconsolidated entities and other	245,192	200,159
Net cash used in investing activities	(233,787)	(1,088,423)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(164)	(164)
Purchase of shares related to stock grant recipients' tax withholdings	(11,199)	(9,840)
Redemption of limited partner units	(51,885)	(6,384)
Purchase of treasury stock	(336,011)	—
Distributions to noncontrolling interest holders in properties	(10,826)	(3,079)
Contributions from noncontrolling interest holders in properties	751	2,804
Preferred distributions of the Operating Partnership	(395)	(583)
Preferred dividends and distributions to stockholders	(1,444,591)	(1,372,586)
Distributions to limited partners	(249,289)	(213,550)
Proceeds from issuance of debt, net of transaction costs	5,365,465	1,569,036
Repayments of debt	(4,861,066)	(1,088,689)
Net cash used in financing activities	(1,599,210)	(1,123,035)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	195,944	(168,908)
CASH AND CASH EQUIVALENTS, beginning of period	823,147	1,400,345
CASH AND CASH EQUIVALENTS, end of period	$1,019,091	$1,231,437

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
December 31, 2025	$40,451	$33	$(251,361)	$12,347,192	$(4,608,136)	$(2,319,911)	$1,263,819	$6,472,087
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (43,097 common shares)				(8,157)		8,157		—
Redemption of limited partner units (6,100 units)				(1,122)			(97)	(1,219)
Amortization of stock incentive				6,914				6,914
Treasury stock purchase (965,296 shares)						(175,284)		(175,284)
Long-term incentive performance units							51,519	51,519
Issuance of unit equivalents and other (11,759 common shares repurchased)				(1)	(32,237)	(2,397)	(251)	(34,886)
Unrealized gain on hedging activities			9,544				1,690	11,234
Currency translation adjustments			14,531				2,054	16,585
Changes in available-for-sale securities and other			971				172	1,143
Net gain reclassified from accumulated other comprehensive loss into earnings			(1,455)				(251)	(1,706)
Other comprehensive income			23,591				3,665	27,256
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				66,410			(66,410)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(715,706)		(122,887)	(838,593)
Distributions to other noncontrolling interest partners							(3,418)	(3,418)
Net income, excluding $198 attributable to preferred interests in the Operating Partnership and $100 attributable to noncontrolling redeemable interests in properties					480,403		87,834	568,237
March 31, 2026	$40,369	$33	$(227,770)	$12,411,236	$(4,875,676)	$(2,489,435)	$1,213,774	$6,072,531
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (109,861 common shares, net)				(20,864)		20,864		—
Redemption of limited partner units (237,618 units)				(47,135)			(3,531)	(50,666)
Amortization of stock incentive				12,074				12,074
Treasury stock purchase (793,077 shares)						(160,727)		(160,727)
Long-term incentive performance units							11,022	11,022
Issuance of unit equivalents and other (47,181 common shares repurchased)				258	(7,601)	(8,803)	(146)	(16,292)
Unrealized gain on hedging activities			20,442				3,516	23,958
Currency translation adjustments			(22,205)				(3,741)	(25,946)
Changes in available-for-sale securities and other			(2,752)				(476)	(3,228)
Net gain reclassified from accumulated other comprehensive loss into earnings			(1,455)				(251)	(1,706)
Other comprehensive income (loss)			(5,970)				(952)	(6,922)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				38,556			(38,556)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(728,885)		(126,402)	(855,287)
Distributions to other noncontrolling interest partners							(4,798)	(4,798)
Net income, excluding $197 attributable to preferred interests in the Operating Partnership and $86 attributable to noncontrolling redeemable interests in properties					483,974		89,873	573,847
June 30, 2026	$40,287	$33	$(233,740)	$12,394,125	$(5,128,188)	$(2,638,101)	$1,140,284	$5,574,700

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

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	June 30,	December 31,
	2026	2025
ASSETS:
Investment properties, at cost	$51,094,995	$50,946,067
Less — accumulated depreciation	21,382,543	20,701,510
	29,712,452	30,244,557
Cash and cash equivalents	1,019,091	823,147
Tenant receivables and accrued revenue, net	884,241	934,077
Investment in other unconsolidated entities, at equity	4,012,480	4,362,339
Investment in Klépierre, at equity	1,377,318	1,505,377
Right-of-use assets, net	731,200	755,934
Deferred costs and other assets	1,972,484	1,981,035
Total assets	$39,709,266	$40,606,466
LIABILITIES:
Mortgages and unsecured indebtedness	$28,699,607	$28,430,175
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,806,922	1,954,402
Cash distributions and losses in unconsolidated entities, at equity	1,808,807	1,739,418
Distribution payable	1,318	2,723
Lease liabilities	727,902	756,539
Other liabilities	818,183	1,017,816
Total liabilities	33,862,739	33,901,073
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests	271,827	233,306
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	40,287	40,451
General Partner, 323,559,515 and 325,223,870 units outstanding, respectively	4,394,129	5,167,817
Limited Partners, 55,826,340 and 55,689,714 units outstanding, respectively	758,156	884,913
Total partners’ equity	5,192,572	6,093,181
Nonredeemable noncontrolling interests in properties, net	382,128	378,906
Total equity	5,574,700	6,472,087
Total liabilities and equity	$39,709,266	$40,606,466

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
REVENUE:
Lease income	$1,659,709	$1,379,454	$3,288,240	$2,746,882
Management fees and other revenues	40,834	37,931	81,022	71,723
Other income	90,055	81,074	178,429	152,867
Total revenue	1,790,598	1,498,459	3,547,691	2,971,472
EXPENSES:
Property operating	171,440	139,816	342,200	276,637
Depreciation and amortization	459,876	339,058	918,773	667,109
Real estate taxes	131,905	105,315	267,865	212,768
Repairs and maintenance	32,687	26,238	72,888	56,380
Advertising and promotion	39,056	36,310	72,986	70,566
Home and regional office costs	69,842	57,564	137,498	122,630
General and administrative	12,004	14,298	66,303	26,927
Other	49,690	35,663	82,918	66,641
Total operating expenses	966,500	754,262	1,961,431	1,499,658
OPERATING INCOME BEFORE OTHER ITEMS	824,098	744,197	1,586,260	1,471,814
Interest expense	(281,164)	(232,724)	(556,826)	(459,720)
(Loss) gain due to disposal, exchange, or revaluation of equity interests, net	(11,950)	104,499	(18,329)	80,507
Income and other tax (expense) benefit	(10,809)	(35,107)	9,125	(27,470)
Income from unconsolidated entities	119,127	122,875	97,879	153,234
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net	(56,425)	(50,455)	(31,037)	(87,220)
(Loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(8,747)	(9,604)	55,593	(9,604)
CONSOLIDATED NET INCOME	574,130	643,681	1,142,665	1,121,541
Net income (loss) attributable to noncontrolling interests	6,400	26	12,021	(1,266)
Preferred unit requirements	1,032	1,126	2,064	2,252
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$566,698	$642,529	$1,128,580	$1,120,555
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$483,139	$556,133	$962,708	$969,832
Limited Partners	83,559	86,396	165,872	150,723
Net income attributable to unitholders	$566,698	$642,529	$1,128,580	$1,120,555
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$1.49	$1.70	$2.97	$2.97

Consolidated Net Income	$574,130	$643,681	$1,142,665	$1,121,541
Unrealized gain (loss) on derivative hedge agreements	23,958	(18,593)	35,192	(32,427)
Net gain reclassified from accumulated other comprehensive loss into earnings	(1,706)	(1,455)	(3,412)	(2,910)
Currency translation adjustments	(25,946)	(21,976)	(9,361)	(38,616)
Changes in available-for-sale securities and other	(3,228)	(211)	(2,085)	888
Comprehensive income	567,208	601,446	1,162,999	1,048,476
Comprehensive income attributable to noncontrolling interests	6,314	435	11,835	947
Comprehensive income attributable to unitholders	$560,894	$601,011	$1,151,164	$1,047,529

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,142,665	$1,121,541
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	1,030,448	723,285
(Gain) loss on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(55,593)	9,604
Loss (gain) due to disposal, exchange, or revaluation of equity interests, net	18,329	(80,507)
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net	31,037	87,220
Straight-line lease income	(21,188)	(4,083)
Equity in income of unconsolidated entities	(97,879)	(153,234)
Distributions of income from unconsolidated entities	227,974	212,486
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	69,871	45,044
Deferred costs and other assets	(63,393)	69,765
Accounts payable, accrued expenses, intangibles, deferred revenues and other	(253,330)	11,429
Net cash provided by operating activities	2,028,941	2,042,550
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	(935,740)
Funding of loans to related parties	(6,965)	—
Repayments of loans to related parties	4,328	9,100
Capital expenditures, net	(445,285)	(474,225)
Cash impact from the consolidation of properties	—	64,167
Investments in unconsolidated entities	(24,041)	(20,594)
Purchase of equity instruments	(8,159)	(16,505)
Proceeds from sale of equity instruments	1,143	85,215
Distributions of capital from unconsolidated entities and other	245,192	200,159
Net cash used in investing activities	(233,787)	(1,088,423)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(164)	(164)
Purchase of units related to stock grant recipients' tax withholdings	(11,199)	(9,840)
Redemption of limited partner units	(51,885)	(6,384)
Purchase of general partner units	(336,011)	—
Distributions to noncontrolling interest holders in properties	(10,826)	(3,079)
Contributions from noncontrolling interest holders in properties	751	2,804
Partnership distributions	(1,694,275)	(1,586,719)
Proceeds from issuance of debt, net of transaction costs	5,365,465	1,569,036
Repayments of debt	(4,861,066)	(1,088,689)
Net cash used in financing activities	(1,599,210)	(1,123,035)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	195,944	(168,908)
CASH AND CASH EQUIVALENTS, beginning of period	823,147	1,400,345
CASH AND CASH EQUIVALENTS, end of period	$1,019,091	$1,231,437

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
December 31, 2025	$40,451	$5,167,817	$884,913	$378,906	$6,472,087
Series J preferred stock premium and amortization	(82)				(82)
Stock incentive program (43,097 common units)		—			—
Amortization of stock incentive		6,914			6,914
Redemption of limited partner units (6,100 units)		(1,122)	(97)		(1,219)
Treasury unit purchase (965,296 units)		(175,284)			(175,284)
Long-term incentive performance units			51,519		51,519
Issuance of unit equivalents and other (380,344 LTIP units and 11,759 common units)		(34,635)	(1)	(250)	(34,886)
Unrealized gain on hedging activities		9,544	1,690		11,234
Currency translation adjustments		14,531	2,054		16,585
Changes in available-for-sale securities and other		971	172		1,143
Net gain reclassified from accumulated other comprehensive loss into earnings		(1,455)	(251)		(1,706)
Other comprehensive income		23,591	3,665		27,256
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		66,410	(66,410)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(834)	(714,872)	(122,887)	(3,418)	(842,011)
Net income, excluding preferred distributions on temporary equity preferred units of $198 and $100 attributable to noncontrolling redeemable interests in properties	834	479,569	82,313	5,521	568,237
March 31, 2026	$40,369	$4,818,388	$833,015	$380,759	$6,072,531
Series J preferred stock premium and amortization	(82)				(82)
Stock incentive program (109,861 common units, net)		—			—
Amortization of stock incentive		12,074			12,074
Redemption of limited partner units (237,618 units)		(47,135)	(3,531)		(50,666)
Treasury unit purchase (793,077 units)		(160,727)			(160,727)
Long-term incentive performance units			11,022		11,022
Issuance of unit equivalents and other (47,181 common units)		(16,146)	1	(147)	(16,292)
Unrealized gain on hedging activities		20,442	3,516		23,958
Currency translation adjustments		(22,205)	(3,741)		(25,946)
Changes in available-for-sale securities and other		(2,752)	(476)		(3,228)
Net gain reclassified from accumulated other comprehensive loss into earnings		(1,455)	(251)		(1,706)
Other comprehensive income (loss)		(5,970)	(952)		(6,922)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		38,556	(38,556)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(835)	(728,050)	(126,402)	(4,798)	(860,085)
Net income, excluding preferred distributions on temporary equity preferred units of $197 and $86 attributable to noncontrolling redeemable interests in properties	835	483,139	83,559	6,314	573,847
June 30, 2026	$40,287	$4,394,129	$758,156	$382,128	$5,574,700

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of June 30, 2026, we owned or held an interest in 212 income-producing properties in the United States, which consisted of 107 malls, 68 Premium Outlets, 16 Mills, six lifestyle centers, and 15 other retail properties in 38 states and Puerto Rico. Internationally, as of June 30, 2026, we had ownership in 42 properties primarily located in Asia, Europe, and Canada. As of June 30, 2026, we also owned a 20.7% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 13 countries in Europe. We also have interests in investments in retail operations (such as Catalyst Brands LLC, or Catalyst); an e-commerce venture (Rue Gilt Groupe, or RGG, which operates shop.simon.com), and Jamestown (a global real estate investment and management company), collectively, our other platform investments.

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

As of June 30, 2026, we consolidated 144 wholly-owned properties and 22 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We apply the equity method of accounting to the other 88 properties (the joint venture properties), our investments in Klépierre, and our other platform investments. We manage the day-to-day operations of 51 of the 88 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Canada, the People’s Republic of China, Spain, Thailand, Indonesia, and the United Kingdom comprise 29 of the remaining 37 properties.

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s weighted average ownership interest in the Operating Partnership was 85.3% and 86.5% for the six months ended June 30, 2026 and 2025, respectively.  As of June 30, 2026 and December 31, 2025, Simon’s ownership interest in the Operating Partnership was 85.3% and 85.4%, respectively. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of equity instruments, our deferred compensation plan investments, the debt securities of our captive insurance subsidiary, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At June 30, 2026 and December 31, 2025, we had equity instruments with readily determinable fair values of $38.4 million and $33.7 million, respectively. Changes in the fair value of these equity instruments are recorded in unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net in our consolidated statements of operations and comprehensive income. At June 30, 2026 and December 31, 2025, we had equity instruments without readily determinable fair values of $331.6 million and $329.1 million, respectively, for which we have elected the measurement alternative.  We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the three or six months ended June 30, 2026 and 2025.

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

At June 30, 2026 and December 31, 2025, we held debt securities of $167.7 million and $161.6 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive loss until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

Description	June 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Deferred costs and other assets	$55,507	$38,427	$17,080	$-

Liabilities:
Other Liabilities	$81,820	$-	$10,741	$71,079

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

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows:

	As of	As of
	June 30,	December 31,
	2026	2025
Limited partners’ interests in the Operating Partnership	$758,156	$884,913
Nonredeemable noncontrolling interests in properties, net	382,128	378,906
Total noncontrolling interests reflected in equity	$1,140,284	$1,263,819

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

Accumulated Other Comprehensive Income (Loss)

Simon

The total accumulated other comprehensive income (loss) related to Simon’s currency translation adjustment was ($286.0) million and ($278.3) million as of June 30, 2026 and December 31, 2025, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
					Affected line item where
	2026	2025	2026	2025	net income is presented

Accumulated derivative gains, net	$1,706	$1,455	$3,412	$2,910	Interest expense
	(251)	(195)	(502)	(391)	Net income attributable to noncontrolling interests
	$1,455	$1,260	$2,910	$2,519

The Operating Partnership

The total accumulated other comprehensive income (loss) related to the Operating Partnership’s currency translation adjustment was ($335.3) million and ($326.0) million as of June 30, 2026 and December 31, 2025, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
					Affected line item where
	2026	2025	2026	2025	net income is presented

Accumulated derivative gains, net	$1,706	$1,455	$3,412	$2,910	Interest expense

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

As of June 30, 2026, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	10	$2.1 billion
Interest Rate Caps	1	$85.0 million
Interest Rate Swaps	3	€225.4 million
Interest Rate Caps	1	€94.1 million

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

The carrying value of our interest rate swap and cap agreements, at fair value, are included in deferred costs and other assets and other liabilities. As of June 30, 2026, we had interest rate swap and cap agreements with combined asset balances of $3.0 million and combined liability balances of $10.0 million. As of December 31, 2025, we had interest rate swap and cap agreements with combined asset balances of $1.5 million and combined liability balances of $12.8 million.

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

The unamortized gain on our treasury locks and terminated hedges recorded in accumulated other comprehensive income (loss) was $31.9 million and $35.3 million as of June 30, 2026 and December 31, 2025, respectively. Within the next 12 months, we expect to reclassify to earnings approximately $6.2 million of gains related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss).

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

We had the following Euro:USD forward contracts designated as net investment hedges at June 30, 2026 and December 31, 2025 (in millions):

		Asset (Liability) Value as of
		June 30,	December 31,
Notional Value	Maturity Date	2026	2025
€125.0	January 15, 2026	—	0.3
€125.0	January 15, 2026	—	0.3
€50.5	February 18, 2026	—	(0.4)
€50.0	March 16, 2026	—	0.1
€50.0	May 15, 2026	—	0.1
€100.0	July 8, 2026	3.1	—
€50.0	July 15, 2026	2.1	0.1
€75.0	July 15, 2026	1.2	—
€15.0	July 15, 2026	0.4	—
€100.0	August 14,2026	3.2	—
€100.0	January 15, 2027	4.1	0.3
€79.0	March 15, 2027	(0.4)	—
€75.0	June 14, 2027	(0.4)	—

Asset balances in the above table are included in deferred costs and other assets. Liability balances in the above table are included in other liabilities.

We have designated certain derivative and nonderivative instruments as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss). For the six months ended June 30, 2026 and 2025, we recorded gains (losses) of $53.7 million and ($242.6) million, respectively, in the cumulative translation adjustment section of the other comprehensive income (loss). Changes in the value of these instruments are offset by changes in the underlying hedged Euro investments.

The total accumulated other comprehensive income (loss) related to Simon’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $52.1 million and $25.0 million as of June 30, 2026 and December 31, 2025, respectively. The total accumulated other comprehensive income (loss) related to the Operating Partnership’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $61.1 million and $29.3 million as of June 30, 2026 and December 31, 2025, respectively.

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

The key inputs into the option model for the exchange option within the exchangeable bonds as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Klépierre stock price	€36.54	€33.74
Implied volatility	19.62%	17.78%
EUR risk-free rate	2.39%	2.04%
Klépierre expected dividend yield	4.68%	5.06%
Expected term	0.37 years	0.87 years
Credit Spread	0.15%	0.45%

The option is measured at fair value on a recurring basis.  As of June 30, 2026 and December 31, 2025, the values of the option were $71.1 million and $205.1 million, respectively.

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

4. Real Estate Acquisitions and Dispositions

Unless otherwise noted, gains and losses on property transactions are included in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the six months ended June 30, 2026 and 2025.

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

We have not yet finalized the valuation of the assets acquired and liabilities assumed as of June 30, 2026.  The primary assumptions that are not yet finalized relate to the determination and review of the fair value of rents related to each space in each property where we are the lessor, as well as leases in which we are the lessee.  These assumptions are required in order to finalize estimates underlying the valuation of lease-related intangible assets and liabilities, as well as investment property and the related nonredeemable noncontrolling interest in a consolidated property.  Our estimates and assumptions are provisional pending determination and review of the assumptions discussed above and are subject to change during the measurement period, not to exceed one year from the date of the transaction. Please refer to Note 4 of the notes to the consolidated financial statements within our 2025 Annual Report on Form 10-K for additional information related to the TRG Acquisition.

We recognized $188.6 million and $375.2 million of total consolidated revenue and a consolidated net loss of $47.7 million and $82.6 million for the three and six months ended June 30, 2026, respectively, which includes an estimate of depreciation on the preliminary allocation of fair value to tangible and intangible assets acquired.  We recorded amortization of acquisition related intangibles related to the TRG Acquisition of $34.0 million and $68.0 million for the three and six months ended June 30, 2026, respectively.  Refer to Note 6 for further discussion and summarized financial information of the revenue and earnings of TRG prior to the date of acquisition.

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

Simon

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net Income attributable to Common Stockholders — Basic and Diluted	$483,139	$556,133	$962,708	$969,832
Weighted Average Shares Outstanding — Basic and Diluted	324,018,022	326,487,253	324,457,908	326,400,823

For the six months ended June 30, 2026, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the six months ended June 30, 2026 and 2025. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net Income attributable to Unitholders — Basic and Diluted	$566,698	$642,529	$1,128,580	$1,120,555
Weighted Average Units Outstanding — Basic and Diluted	380,046,935	377,201,275	380,361,098	377,127,546

For the six months ended June 30, 2026, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the six months ended June 30, 2026 and 2025. We accrue distributions when they are declared.

6. Investment in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in Note 2, we held joint venture interests in 88 properties as of June 30, 2026.

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

We may provide financing to joint venture properties primarily in the form of interest bearing loans. As of June 30, 2026 and December 31, 2025, we had construction loans and other advances to these related parties totaling $43.2 million and $48.3 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

In the second quarter of 2026, we recorded a non-cash other-than-temporary impairment charge of $8.7 million, representing our remaining equity method investment balance in a real estate venture, which is included in (loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

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

The table below represents summary financial information of TRG up to the date of the TRG Acquisition discussed in Note 4.

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2025	2025
Total revenues	$178,871	$355,184
Operating income before other items	74,127	148,284
Consolidated net income	48,410	98,194
Our share of net income	42,192	86,312
Amortization of excess investment	(49,627)	(100,114)

Other Platform Investments

During the fourth quarter of 2024, J.C. Penney completed an all-equity transaction where it acquired the retail operations of SPARC Group. The combined business was renamed Catalyst post transaction. As of June 30, 2026, we own a 31.3% noncontrolling interest in Catalyst. Additionally, we continue to hold a 33.3% noncontrolling interest in SPARC Holdings, the former owner of SPARC Group, which now primarily holds a 25% interest in Catalyst. For the six month period ending June 30, 2026, Catalyst recognized a net pre-tax loss related to transition and restructuring activities, our share of which was $12.8 million, which is included in (Loss) gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statements of operations and comprehensive income. For the six month period ending June 30, 2025, Catalyst recognized a net pre-tax gain primarily because of the deconsolidation of Forever 21, our share of which was $80.5 million, which is included in (Loss) gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statements of operations and comprehensive income.

As of June 30, 2026, we own a 45% noncontrolling interest in Rue Gilt Groupe, a 50% noncontrolling ownership interest in Jamestown and a 39.4% noncontrolling interest in Phoenix Retail, LLC, the owner and operator of Express.

The table below represents combined summary financial information, after intercompany eliminations, of our other platform investments.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Total revenues	$2,593,451	$3,213,608	$4,847,248	$5,605,075
Operating income (loss) before other items	21,598	415,882	(321,481)	159,736
Consolidated net income (loss)	(23,877)	363,489	(409,558)	66,053
Share of net income (loss), net of tax	3,009	95,553	(79,034)	34,423
Amortization of excess investment	(692)	(692)	(1,384)	(1,384)

European Investments

At June 30, 2026, we owned 59,280,541 shares, or approximately 20.7%, of Klépierre, which had a quoted market price of $41.73 per share.  During the first quarter of 2026, we exchanged 4,074,711 shares of Klépierre to settle the conversion of €110.3 million of the Operating Partnership’s exchangeable bonds, which are exchangeable at the option of the bondholder into shares of Klépierre. In connection with these transactions, we recorded a non-cash gain of $64.3 million, which is included in (loss) gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment,

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

net in the consolidated statement of operations and comprehensive income.  These non-cash investing and financing activities are excluded from our consolidated statements of cash flows.  The table below represents summary financial information with respect to our investment in Klépierre. This information is based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Total revenues	$418,351	$396,833	$807,552	$742,567
Operating income before other items	242,568	220,860	418,735	365,374
Consolidated net income	181,690	119,885	310,861	228,220
Our share of net income	29,757	18,477	53,525	40,911
Amortization of excess investment	(3,519)	(6,790)	(7,061)	(9,958)

During the three and six months ended June 30, 2025, Klépierre completed the disposal of its interest in certain shopping centers and our share of the net loss was $9.6 million. These transactions are included in (loss) gain on acquisition of controlling interest, sale of disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

We have an interest in a European investee that had interests in 12 Designer Outlet properties as of June 30, 2026 and December 31, 2025, eight of which are consolidated by us as of June 30, 2026. As of June 30, 2026, our legal percentage ownership interests in these properties ranged from 23% to 94%.

In addition, we have a 50.0% noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $263.5 million and $245.0 million as of June 30, 2026 and December 31, 2025, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $212.3 million and $216.8 million as of June 30, 2026 and December 31, 2025, respectively, including all related components of accumulated other comprehensive income (loss).

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

COMBINED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
Assets:
Investment properties, at cost	$21,519,924	$22,077,749
Less - accumulated depreciation	10,083,799	9,020,481
	11,436,125	13,057,268
Cash and cash equivalents	1,511,847	1,264,619
Tenant receivables and accrued revenue, net	599,064	605,756
Right-of-use assets, net	111,163	108,349
Deferred costs and other assets	645,256	572,826
Total assets	$14,303,455	$15,608,818
Liabilities and Partners’ Deficit:
Mortgages	$16,605,493	$16,374,773
Accounts payable, accrued expenses, intangibles, and deferred revenue	1,149,481	1,117,855
Lease liabilities	112,971	99,837
Other liabilities	377,817	334,246
Total liabilities	18,245,762	17,926,711
Preferred units	67,450	67,450
Partners’ deficit	(4,009,757)	(2,385,343)
Total liabilities and partners’ deficit	$14,303,455	$15,608,818
Our Share of:
Partners’ deficit	$(1,805,176)	$(1,247,554)
Add: Excess Investment	3,055,376	2,773,173
Our net Investment in unconsolidated entities, at equity	$1,250,200	$1,525,619

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

COMBINED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
REVENUE:
Lease income	$937,653	$757,888	$1,859,445	$1,507,695
Other income	103,708	112,941	208,889	207,008
Total revenue	1,041,361	870,829	2,068,334	1,714,703
OPERATING EXPENSES:
Property operating	201,456	165,960	416,398	332,607
Depreciation and amortization	177,211	159,675	362,376	318,687
Real estate taxes	67,310	58,606	133,709	117,398
Repairs and maintenance	23,159	18,204	49,440	38,967
Advertising and promotion	25,085	22,474	50,018	44,623
Other	67,184	61,308	139,469	118,155
Total operating expenses	561,405	486,227	1,151,410	970,437
Operating Income Before Other Items	479,956	384,602	916,924	744,266
Interest expense	(205,540)	(174,995)	(410,577)	(345,363)
Net Income	$274,416	$209,607	$506,347	$398,903
Third-Party Investors’ Share of Net Income	$142,119	$107,651	$258,581	$204,248
Our Share of Net Income	132,297	101,956	247,766	194,655
Amortization of Excess Investment	(48,684)	(13,871)	(96,341)	(28,336)
Income from Unconsolidated Entities	$83,613	$88,085	$151,425	$166,319

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

7. Debt

Unsecured Debt

At June 30, 2026, our unsecured debt, excluding discounts and debt issuance costs, consisted of $19.0 billion of senior unsecured notes of the Operating Partnership, a €350.0 million ($399.3 million U.S. dollar equivalent) unsecured term loan, a $460.0 million unsecured term loan, and $846.4 million outstanding under the Operating Partnership’s global unsecured commercial paper program, or Commercial Paper program. The Operating Partnership also has a $5.0 billion unsecured revolving credit facility, or Credit Facility, and a $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities.

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

Borrowings under the Credit Facility bear interest, at our election, at either (i) (x) for Term Benchmark Loans, the Term SOFR Rate, the applicable Local Rate, the term CORRA Rate, the Adjusted EURIBOR Rate, or the Adjusted TIBOR Rate, (y) for RFR Loans, if denominated in Pounds Sterling, SONIA, if denominated in U.S. dollars, Daily Simple SOFR and, if denominated in Canadian dollars, Daily Simple CORRA, or (z) for Daily SOFR Loans, the Floating Overnight Daily SOFR Rate, in each case of clauses (x) through (z) above, plus a margin determined by our corporate credit rating of between 0.625% and 1.350% or (ii) for loans denominated in U.S. dollars only, the base rate (which rate is equal to the greatest of the prime rate, the federal funds effective rate plus 0.500% or the Term SOFR Rate for an interest period of one month plus 1.000%) (the “Base Rate”), plus a margin determined by our corporate credit rating of between 0.000% and 0.350%. The Credit Facility includes a facility fee determined by our corporate credit rating of between 0.100% and 0.300% on the aggregate revolving commitments under the Credit Facility.  Based upon our current credit ratings at June 30, 2026, the interest rate on the Credit Facility is SOFR plus 65.0 basis points.

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

At June 30, 2026, we had an aggregate available borrowing capacity of $7.7 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the six months ended June 30, 2026 was $460.0 million and the weighted average outstanding balance was $429.5 million. Letters of credit of $3.1 million were outstanding under the Credit Facilities as of June 30, 2026.

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness.  The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On June 30, 2026, we had $846.4 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar denominated notes with a weighted average interest rate of 3.96%. These borrowings have a weighted average maturity date of July 17, 2026 and reduced amounts otherwise available under the Credit Facilities.

During the first half of 2026, we settled the conversion of €547.1 million ($641.6 million U.S. dollar equivalent) of the Operating Partnership’s exchangeable bonds, which are exchangeable at the option of the bondholder into shares of Klépierre, reducing the outstanding balance to €187.5 million ($213.9 million U.S. dollar equivalent) as of June 30, 2026.  Amounts settled through the exchange of Klépierre shares are discussed in Note 6. The remaining conversions were settled in cash for €548.7 million ($643.3 million U.S. dollar equivalent). Subsequent to June 30, 2026, we settled additional conversions of €86.3 million of

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

the exchangeable bonds in cash for €115.7 million, further reducing the exchangeable bonds’ outstanding balance to €101.2 million, through the use of existing liquidity and the issuance of commercial paper.

On June 18, 2026, the Operating Partnership entered into a $460.0 million unsecured term loan with a maturity date of June 18, 2031, and swapped the interest rate to an all-in fixed rate of 4.02%. The proceeds of the term loan were used to repay the $460.0 million then outstanding under the Credit Facility.

On June 15, 2026, the Operating Partnership completed the issuance of €500.0 million of senior unsecured notes with a fixed interest rate of 3.65% and a maturity date of June 15, 2031.  The proceeds were used for general corporate purposes.

On January 13, 2026, the Operating Partnership completed the issuance of $800.0 million of senior unsecured notes with a fixed interest rate of 4.30% and a maturity date of January 15, 2031. The proceeds were used to redeem, at par, its $800.0 million 3.30% senior unsecured notes at maturity on January 15, 2026.

On August 19, 2025, the Operating Partnership completed the issuance of $700.0 million of senior unsecured notes with a fixed interest rate of 4.375% and a maturity date of October 1, 2030, and $800.0 million of senior unsecured notes with a fixed interest rate of 5.125% and a maturity date of October 1, 2035. A portion of the proceeds were used to redeem, at par, its $1.1 billion 3.50% senior unsecured notes at maturity on September 1, 2025. Another portion of the proceeds were used to repay the €500.0 million outstanding under the Supplemental Facility on October 8, 2025.

On May 12, 2025, the Operating Partnership drew €500.0 million under the Supplemental Facility. The proceeds were used to fund the redemption at par of the Operating Partnerships €500.0 million notes maturing on May 13, 2025.

On April 25, 2025, the Operating Partnership drew $155.0 million under the Credit Facility.

On January 29, 2025, the Operating Partnership drew €376.0 million under the Credit Facility and used the proceeds to facilitate the acquisition of two Italian assets.  On March 13, 2025, we repaid €18.0 million that had been outstanding under the Credit Facility at December 31, 2024.  On March 20, 2025, the Operating Partnership entered into a €350.0 million unsecured term loan with a maturity date of March 20, 2027, which has been subsequently extended to March 20, 2029, and swapped the interest rate to an all-in fixed rate of 2.6% which matured on March 20, 2026.  The proceeds of the term loan, along with cash on hand, were used to repay the then remaining €376.0 million outstanding under the Credit Facility.

Mortgage Debt

Total mortgage indebtedness was $8.1 billion and $8.2 billion at June 30, 2026 and December 31, 2025, respectively. On October 31, 2025, as part of the TRG Acquisition, discussed in Note 4, the Operating Partnership’s consolidated debt increased $3.1 billion. Subsequent to June 30, 2026, we unencumbered one property from its $375.0 million mortgage using existing liquidity.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Credit Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Credit Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of June 30, 2026, we were in compliance with all covenants of our unsecured debt.

At June 30, 2026, our consolidated subsidiaries were the borrowers under 41 non-recourse mortgage notes secured by mortgages on 44 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At June 30, 2026, the applicable borrowers under these non-recourse mortgage notes were in compliance with all

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Fair Value of Debt

The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and unsecured indebtedness including commercial paper was $27.4 billion and $28.1 billion as of June 30, 2026 and December 31, 2025, respectively. The fair values of these financial instruments and the related discount rate assumptions as of June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30,	December 31,
	2026	2025
Fair value of consolidated fixed-rate mortgages and unsecured indebtedness (in millions)	$26,186	$27,300
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	5.94%	5.63%
Weighted average discount rates assumed in calculation of fair value for fixed-rate unsecured indebtedness	6.16%	6.05%

8. Equity

During the six months ended June 30, 2026, the Operating Partnership redeemed 243,718 units from six limited partners for $51.9 million. These transactions increased Simon’s ownership interest in the Operating Partnership.

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

On February 5, 2026, Simon’s Board of Directors authorized a new common stock repurchase program, which immediately replaced the existing repurchase plan.  Under the plan, Simon may purchase up to $2.0 billion of its common stock during the period ending on February 29, 2028 in the open market or in privately negotiated transactions as market conditions warrant.  During the period ended June 30, 2026, Simon purchased 1,485,078 shares at an average price of $192.59 per share under this plan.    As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

We paid a common stock dividend of $2.25 per share for the second quarter of 2026, and $4.45 for the six months ended June 30, 2026.  We paid common stock dividends of $4.20 per share for the six months ended June 30, 2025.  The Operating Partnership paid distributions per unit for the same amounts.  On August 10, 2026, Simon’s Board of Directors declared a quarterly cash dividend for the third quarter of 2026 of $2.25 per share, payable on September 30, 2026 to shareholders of record on September 9, 2026.  The distribution rate on units is equal to the dividend rate on common stock.

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

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units in the Operating Partnership contain provisions which could require the Operating Partnership to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit in the consolidated statements of equity in issuance of unit equivalents and other.  There were no noncontrolling interests redeemable at amounts in excess of fair value as of June 30, 2026 and December 31, 2025.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as follows:

	As of	As of
	June 30,	December 31,
	2026	2025
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 105,373 issued and outstanding	$10,537	$10,537
Other noncontrolling redeemable interests	261,290	222,769
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$271,827	$233,306

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

	As of	As of
	June 30,	December 31,
	2026	2025
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 105,373 issued and outstanding	$10,537	$10,537
Other noncontrolling redeemable interests	261,290	222,769
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$271,827	$233,306

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

2026 LTI Program.  In the first quarter of 2026, the Compensation and Human Capital Committee established and granted awards under a 2026 Long-Term Incentive Program, or 2026 LTI Program.  Awards under the 2026 LTI Program, took the form of LTIP units and restricted stock units.  Awards of LTIP units under this program will be considered earned if the respective performance conditions (based on FFO and Objective Criteria Goals), subject to adjustment based upon a TSR modifier, with respect to the FFO performance condition, as defined in the applicable award agreements, are achieved during the applicable three-year measurement period.  Any units determined to be earned LTIP units under the 2026 LTI Program will vest on April 1, 2030.  The 2026 LTI Program provides that the amount earned related to the performance-based portion of the awards is dependent on the Compensation and Human Capital Committee’s determination of Simon’s FFO performance and the achievement of certain Objective Criteria Goals and has a maximum potential fair value at grant date of $52.6 million.  As part of the 2026 LTI Program, on March 11, 2026 and May 13, 2026, the Compensation and Human Capital Committee also established a grant of 40,099 and 3,117, respectively, time-based restricted stock units under the 2019 Plan at a grant date fair market value of $189.56 and $200.56 per share, respectively.  These time-based awards will vest on March 11, 2029.  The $8.2 million grant date fair value of these awards is being recognized as expense over the three-year vesting period.

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

The Compensation and Human Capital Committee approved LTIP unit grants as shown in the table below. The extent to which LTIP units were determined by the Compensation and Human Capital Committee to have been earned, and the aggregate grant date fair value, are as follows:

LTIP Awards	LTIP Units Earned	Grant Date Fair Value of TSR Award	Grant Date Target Value of Performance-Based Awards
2021 LTIP Awards	209,784	$5.7 million	$12.2 million
2022 LTIP Awards	107,462	—	$13.7 million
2023 LTIP Awards	380,344	—	$23.6 million
2024 LTIP Awards	To be determined in 2027	—	$24.5 million
2024 OPI LTIP Awards	406,976	—	$67.4 million
2025 LTIP Awards	To be determined in 2028	—	$30.0 million
2026 LTIP Awards	To be determined in 2029	—	$32.9 million

We recorded compensation expense, net of capitalization and forfeitures, related to the aforementioned LTIP and LTI programs of approximately $62.9 million and $20.7 million for the six months ended June 30, 2026 and 2025, respectively.

Restricted Stock Awards.  The Compensation and Human Capital Committee awarded 94,596 shares of restricted stock to employees on April 1, 2026 at a grant date fair market value of $186.53 per share related to the 2025 compensation plan.  On January 1, 2026 certain employees were awarded 2,699 shares of restricted stock at a grant date fair market value of $184.22 per share.  On June 10, 2026 certain employees were awarded 705 shares of restricted stock at a grant date fair market value of $212.82 per share.  On February 5, 2026, a non-employee Director was awarded 299 shares of restricted stock at a grant date fair market value of $195.59 per share.  On May 13, 2026, our non-employee Directors were awarded 12,183 shares of restricted stock at a grant date fair market value of $200.56 per share.  These shares represent a portion of the compensation we pay our non-employee Directors, and all of the shares have been placed in a non-employee Director deferred compensation account maintained by us.  The grant date fair value of the employee restricted stock awards is being recognized over the three-year vesting period.  The grant date fair value of the non-employee Director restricted stock awards is being recognized over the one-year vesting service period.  In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.

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

We recorded compensation expense, net of capitalization, related to restricted stock of approximately $13.7 million and $13.0 million for the six months ended June 30, 2026 and 2025, respectively.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Fixed lease income	$1,349,129	$1,132,802	$2,664,863	$2,256,917
Variable lease income	310,580	246,652	623,377	489,965
Total lease income	$1,659,709	$1,379,454	$3,288,240	$2,746,882

Tenant receivables and accrued revenue in the accompanying consolidated balance sheets includes straight-line receivables of $594.0 million and $565.5 million on June 30, 2026, and December 31, 2025, respectively.

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

Lease Commitments

As of June 30, 2026, we are subject to ground leases that cover all or a portion of 29 of our consolidated properties with termination dates extending through 2105, including periods for which exercising an extension option is reasonably assured.  These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total reported sales of the property.  In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2026 to 2034.  These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate taxes, and utility expenses.  Some of our ground and office leases include escalation clauses.  All of our lease arrangements are classified as operating leases.  We incurred ground lease

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating Lease Cost
Fixed lease cost	$13,529	$8,890	$27,011	$17,754
Variable lease cost	4,587	3,896	8,399	7,865
Total operating lease cost	$18,116	$12,786	$35,410	$25,619

	For the Six Months Ended
	June 30,
	2026	2025
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$35,393	$25,594

Weighted-average remaining lease term - operating leases	34.6	31.5 years
Weighted-average discount rate - operating leases	5.55%	5.32%

Minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2026	$52,174
2027	52,385
2028	52,610
2029	52,655
2030	52,776
Thereafter	1,531,014
$1,793,614
Impact of discounting	(1,065,712)
Operating lease liabilities	$727,902

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. In addition to the guarantee disclosed in Note 6, as of June 30, 2026 and December 31, 2025, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $124.0 million and $118.8 million, respectively.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

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

As of June 30, 2026 and 2025, approximately 6.5% and 9.3%, respectively, of our consolidated long-lived assets were located outside the United States and as of June 30, 2026 and 2025, approximately 4.8% and 5.1%, respectively, of our consolidated total revenues were derived from assets located outside the United States.  Substantially all of our capital expenditures reported in the consolidated statements of cash flows relate to our segment operations.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The following table reconciles our reportable segment to net income:

	For the Three Months Ended June 30, 2026
		All other &
	Real estate	eliminations,
	segment	net	Consolidated

Income:
Lease Income	$1,661,034	$(1,325)	$1,659,709
Management fees and other revenues	—	40,834	40,834
Other Income	50,055	40,000	90,055
Total	1,711,089	79,509	1,790,598
Expenses:
Property Operating	222,635	(51,195)	171,440
Real estate taxes	130,838	1,067	131,905
Repairs and maintenance	31,575	1,112	32,687
Advertising and promotion	39,899	(843)	39,056
Other	26,792	22,780	49,572
Total	451,739	(27,079)	424,660
NOI of consolidated entities	$1,259,350	$106,588	$1,365,938
Other Income:
Income from unconsolidated entities			119,127
Other Expenses:
Depreciation and amortization			459,876
Home and regional office costs			69,842
General and administrative			12,004
Interest expense			281,164
Loss due to disposal, exchange, or revaluation of equity interests, net			11,950
Income and other tax expense			10,809
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net			56,425
Loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net			8,747
Other expense			118
Consolidated Net Income			$574,130

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

	For the Six Months Ended June 30, 2026
		All other &
	Real estate	eliminations,
	segment	net	Consolidated

Income:
Lease Income	$3,292,454	$(4,214)	$3,288,240
Management fees and other revenues	—	81,022	81,022
Other Income	91,919	86,510	178,429
Total	3,384,373	163,318	3,547,691
Expenses:
Property Operating	449,666	(107,466)	342,200
Real estate taxes	269,900	(2,035)	267,865
Repairs and maintenance	71,677	1,211	72,888
Advertising and promotion	75,719	(2,733)	72,986
Other	49,785	33,003	82,788
Total	916,747	(78,020)	838,727
NOI of consolidated entities	$2,467,626	$241,338	$2,708,964
Other Income:
Income and other tax benefit			9,125
Income from unconsolidated entities			97,879
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net			55,593
Other Expenses:
Depreciation and amortization			918,773
Home and regional office costs			137,498
General and administrative			66,303
Interest expense			556,826
Loss due to disposal, exchange, or revaluation of equity interests, net			18,329
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net			31,037
Other expense			130
Consolidated Net Income			$1,142,665

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

	For the Three Months Ended June 30, 2025
		All other &
	Real estate	eliminations,
	segment	net	Consolidated

Income:
Lease Income	$1,382,428	$(2,974)	$1,379,454
Management fees and other revenues	—	37,931	37,931
Other Income	30,050	51,024	81,074
Total	1,412,478	85,981	1,498,459
Expenses:
Property Operating	183,092	$(43,276)	$139,816
Real estate taxes	104,461	854	105,315
Repairs and maintenance	25,737	501	26,238
Advertising and promotion	37,299	(989)	36,310
Other	16,527	19,127	35,654
Total	367,116	(23,783)	343,333
NOI of consolidated entities	$1,045,362	$109,764	$1,155,126
Other Income:
Gain due to disposal, exchange, or revaluation of equity interests, net			104,499
Income from unconsolidated entities			122,875
Other Expenses:
Depreciation and amortization			339,058
Home and regional office costs			57,564
General and administrative			14,298
Interest expense			232,724
Income and other tax expense			35,107
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net			50,455
Loss on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net			9,604
Other expense			9
Consolidated Net Income			$643,681

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of June 30, 2026, we owned or held an interest in 212 income-producing properties in the United States, which consisted of 107 malls, 68 Premium Outlets, 16 Mills, six lifestyle centers, and 15 other retail properties in 38 states and Puerto Rico. Internationally, as of June 30, 2026, we had ownership in 42 properties primarily located in Asia, Europe, and Canada. As of June 30, 2026, we also owned a 20.7% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 13 countries in Europe. We also have interests in investments in retail operations (such as Catalyst Brands LLC, or Catalyst); an e-commerce venture (Rue Gilt Groupe, or RGG, which operates shop.simon.com), and Jamestown (a global real estate investment and management company), collectively, our other platform investments.

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

Results Overview

Diluted earnings per share and diluted earnings per unit were $2.97 during the first six months of 2026 and the same period last year. The changes to the components of these diluted earnings per share and diluted earnings per unit primarily consisted of:

●	improved operating performance and solid core business fundamentals in 2026 and the impact of our acquisition activity, as discussed below,
●	increased lease income of $541.4 million, or $1.42 per diluted share/unit, of which $386.7 million, or $1.02 per diluted share/unit, relates to our acquisition activity,
●	a non-cash gain of $64.3 million, or $0.17 per diluted share/unit, due to the exchange of 4,074,711 shares of Klépierre to settle the conversion of €110.3 million of the Operating Partnership’s exchangeable bonds in 2026,
●	an unrealized, favorable change in fair value of publicly traded equity instruments and derivative instrument, net, of $56.2 million, or $0.15 per diluted share/unit, which primarily relates to movements in the fair value of the exchange option within our Klépierre exchangeable bonds,
●	decreased income and other tax expense of $36.6 million, or $0.10 per diluted share/unit, primarily due to a $20.1 million, or $0.05 per diluted share/unit, non-cash tax impact as a result of a gain within Catalyst due to the deconsolidation of Forever 21 in 2025, and a $4.6 million, or $0.01 per diluted share/unit, tax impact as a result of the net losses recorded due to certain transition and restructuring activities related to Catalyst and the TRG Acquisition in 2026,
●	increased other income of $25.6 million, or $0.07 per diluted share/unit, which primarily relates to our acquisition activity, and
●	a loss in 2025 of $9.6 million, or $0.03 per diluted share/unit, on the disposition of certain Klépierre assets, partially offset by,
●	increased depreciation and amortization in 2026 of $251.7 million, or $0.66 per diluted share/unit, of which $242.2 million, or $0.64 per diluted share/unit, relates to our acquisition activity,
●	decreased income from unconsolidated entities of $55.4 million, or $0.15 per diluted share/unit, the majority of which is due to unfavorable year-over-year operations from other platform investments, partially offset by improved operations and core fundamentals in our other unconsolidated entities,

●	increased interest expense of $97.1 million, or $0.26 per diluted share/unit, of which $77.8 million, or $0.20 per diluted share/unit, relates to our acquisition activity,
●	increased general and administrative expenses of $39.4 million, or $0.10 per diluted share/unit, which relates to accelerated stock compensation expense recognized in the first quarter of 2026,
●	increased property operating expenses of $65.6 million, or $0.17 per diluted share/unit, of which $48.9 million, or $0.13 per diluted share/unit, relates to our acquisition activity,
●	increased real estate taxes of $55.1 million, or $0.14 per diluted share/unit, of which $41.2 million, or $0.11 per diluted share/unit, relates to our acquisition activity,
●	increased other expenses of $16.3 million, or $0.04 per diluted share/unit, of which $9.4 million, or $0.02 per diluted share/unit, relates to our acquisition activity,
●	increased repairs and maintenance expenses of $16.5 million, or $0.04 per diluted share/unit, of which $9.9 million, or $0.03 per diluted share/unit, relates to our acquisition activity,
●	a non-cash other-than-temporary impairment charge in 2026 of $8.7 million, or $0.02 per diluted share/unit, representing our remaining equity method investment balance in a real estate venture,
●	a net pre-tax gain in 2025 due to disposal, exchange, or revaluation of equity interests of $80.5 million, or $0.21 per diluted share/unit, due to transition and restructuring activities within Catalyst, primarily because of the deconsolidation of Forever 21, and
●	a pre-tax loss in 2026 due to disposal, exchange, or revaluation of equity interests of $18.3 million, or $0.05 per diluted share/unit, related to certain transaction related transition costs separately related to Catalyst and the TRG Acquisition.

Portfolio NOI increased 7.5% for the six month period in 2026 over the prior year period primarily as a result of improved operations in our domestic and international portfolios and our acquisition activity. Average base minimum rent for U.S. Malls and Premium Outlets increased 6.3% to $62.42 psf as of June 30, 2026, from $58.70 psf as of June 30, 2025.  Ending occupancy for our U.S. Malls and Premium Outlets was 96.0% as of each of June 30, 2026, and 2025.

Our effective overall borrowing rate at June 30, 2026 on our consolidated indebtedness increased 30 basis points to 3.93% as compared to 3.63% at June 30, 2025. This is primarily due to an increase in the effective overall borrowing rate on the fixed rate debt of 25 basis points. The weighted average years to maturity of our consolidated indebtedness was 6.9 years and 7.0 years at June 30, 2026 and December 31, 2025, respectively.

Our financing activity for the six months ended June 30, 2026 included:

●	On June 18, 2026, the Operating Partnership entered into a $460.0 million unsecured term loan with a maturity date of June 18, 2031, and swapped the interest rate to an all-in fixed rate of 4.02%. The proceeds of the term loan were used to repay the remaining $460.0 million outstanding under the Credit Facility.
●	On June 15, 2026, the Operating Partnership completed the issuance of €500.0 million of senior unsecured notes with a fixed interest rate of 3.65% and a maturity date of June 15, 2031. The proceeds were used for general corporate purposes.
●	Settling during the first half of 2026 the conversion of €547.1 million ($641.6 million U.S. dollar equivalent) of the Operating Partnership’s exchangeable bonds, which are exchangeable at the option of the bondholder into shares of Klépierre, reducing the outstanding balance to €187.5 million ($213.9 million U.S. dollar equivalent) as of June 30, 2026. During the first half of 2026 we exchanged 4,074,711 shares of Klépierre to settle the conversion of €110.3 million of the exchangeable bonds. The remaining conversions were settled in cash for €548.7 million ($643.3 million U.S. dollar equivalent).
●	On March 5, 2026, the Operating Partnership amended, restated, and extended the Credit Facility and amended the Supplemental Facility.
●	On January 13, 2026, the Operating Partnership completed the issuance of $800.0 million of senior unsecured notes with a fixed interest rate of 4.30% and a maturity date of January 15, 2031. The proceeds were used to redeem, at par, its $800.0 million 3.30% senior unsecured notes at maturity on January 15, 2026.
●	Increasing our borrowings under the Commercial Paper program by $491.1 million.

Subsequent to June 30, 2026, we settled additional conversions of €86.3 million of the exchangeable bonds in cash for €115.7 million, further reducing the exchangeable bonds’ outstanding balance to €101.2 million.  Additionally, we unencumbered one property from its $375.0 million mortgage using existing liquidity.

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

The following table sets forth these key operating statistics for domestic properties:

●	properties that are consolidated in our consolidated financial statements,
●	properties we account for under the equity method of accounting as joint ventures, and
●	the foregoing two categories of properties on a total portfolio basis.

	June 30,	June 30,	%/Basis Points
	2026	2025	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	96.0%	96.0%	0 bps
Unconsolidated	96.0%	95.9%	10 bps
Total Portfolio	96.0%	96.0%	0 bps
Average Base Minimum Rent per Square Foot
Consolidated	$60.14	$56.86	5.8%
Unconsolidated	$68.95	$64.19	7.4%
Total Portfolio	$62.42	$58.70	6.3%
The Mills:
Ending Occupancy	98.8%	99.3%	-50 bps
Average Base Minimum Rent per Square Foot	$42.28	$37.65	12.3%
(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the six months ended June 30, 2026, we signed 544 new leases and 934 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our

U.S. Malls and Premium Outlets portfolio, comprising approximately 5.9 million square feet, of which 4.7 million square feet related to consolidated properties. During the comparable period in 2025, we signed 526 new leases and 997 renewal leases with a fixed minimum rent, comprising approximately 5.7 million square feet, of which 4.3 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $78.58 per square foot in 2026 and $67.36 per square foot in 2025 with an average tenant allowance on new leases of $53.67 per square foot and $60.79 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	June 30,	June 30,	%/Basis Points
	2026	2025	Change
Ending Occupancy	99.8%	99.7%	+10 bps
Average Base Minimum Rent per Square Foot	¥5,607	¥5,559	0.86%

Results of Operations

The following acquisitions, dispositions and openings of consolidated properties affected our consolidated results in the comparative periods:

●	On November 17, 2025, we acquired a 100% interest in a retail property, Phillips Place, a 132,805 square foot center in Charlotte, North Carolina.
●	On October 31, 2025, we closed on the acquisition of the remaining 12% interest in TRG which we did not previously own. As a result of this acquisition, we obtained control of and consolidated TRG as of the acquisition date. TRG had an interest in 22 regional, super-regional, and outlet malls in the U.S. and Asia, 11 of which are now consolidated and 11 of which are accounted for under the equity method upon the acquisition.
●	On June 27, 2025, we acquired the remaining interest in the retail component and 100% of the parking component of Brickell City Centre resulting in the consolidation of the retail component of this property.
●	On April 1, 2025, we acquired the remaining interest in Briarwood Mall from a joint venture partner, resulting in the consolidation of this property.
●	On January 30, 2025, we acquired 100% interest in two luxury outlet destinations in Italy, The Mall Luxury Outlets Firenze, a 264,750 square foot center located in Leccio, nearby Florence, and The Mall Luxury Outlets Sanremo, a 122,300 square foot center located in Sanremo.

The following acquisitions, dispositions and openings of equity method investments and properties affected our income from unconsolidated entities in the comparative periods:

●	During the fourth quarter of 2025, we disposed of one retail property.
●	On March 6, 2025, we opened Jakarta Premium Outlets, a 302,000 square foot center in Indonesia. We own a 50% interest in this center.

Three months ended June 30, 2026 vs. Three months ended June 30, 2025

Lease income increased $280.3 million, driven by an increase of $197.5 million due to our acquisition activity, our development activity, and increases in fixed and variable lease consideration.

Other income increased $9.0 million as a result of a $19.1 million increase in Simon Media and Experiences and a $4.5 million increase in mixed use and franchise income, partially offset by a $14.6 million decrease in interest income.

Property operating expenses increased $31.6 million, due to inflationary cost increases and $27.2 million related to our acquisition activity.

Depreciation and amortization increased $120.8 million, related to our acquisition activity.

Real estate taxes increased $26.6 million, of which $20.0 million relates to our acquisition activity, and due to a large successful property tax appeal impacting 2025.

Home and regional office costs increased $12.3 million due to increased personnel and compensation costs, including adjustments to performance-based stock compensation accruals to reflect current results and our expectations of future performance.

Other expenses increased $14.0 million, of which $7.1 million relates to our acquisition activity, and due to an increase in legal fees.

Interest expense increased $48.4 million, of which $38.5 million related to our acquisition activity, and due to increases related to USD note and commercial paper issuances of $32.8 million, partially offset by a USD bond payoff of $16.2 million and the reduced amounts outstanding on the Euro exchangeable bond, which reduced interest expense by $5.7 million.

(Loss) gain due to disposal, exchange, or revaluation of equity interests, net, decreased $116.4 million.  In 2026, we recorded transition and restructuring costs of $12.0 million related to Catalyst and to the TRG Acquisition.  In 2025 we recorded a gain of $104.5 million due to a net pre-tax gain within Catalyst, primarily because of the deconsolidation of Forever 21.

Income and other tax (expense) benefit decreased $24.3 million, primarily due to the non-cash tax expense of $27.8 million related to the gain from Catalyst primarily because of the deconsolidation of Forever 21 in 2025.

We recorded non-cash unrealized losses of $56.4 million in 2026 and $50.5 million in 2025 as a result of the change in fair value of a derivative instrument.

During 2026, we recorded an $8.7 million non-cash other-than-temporary impairment charge representing our remaining equity method investment in a real estate venture.  During 2025, we recognized a $9.6 million loss on the disposition of certain Klépierre assets.

Six months ended June 30, 2026 vs. Six months ended June 30, 2025

Lease income increased $541.4 million, driven by an increase of $386.7 million due to our acquisition activity, our development activity, and increases in fixed and variable lease consideration.

Other income increased $25.6 million as a result of a $30.7 million increase in Simon Media and Experiences, an $8.7 million increase in mixed use and franchise income, a $5.6 million increase in distribution income and other income sources and a $4.7 million increase in lease settlement income, partially offset by a $24.1 million decrease in interest income.

Property operating expenses increased $65.6 million, due to inflationary cost increases and $48.9 million related to our acquisition activity.

Depreciation and amortization increased $251.7 million, of which $242.2 million relates to our acquisition activity.

Real estate taxes increased $55.1 million, of which $41.2 million relates to our acquisition activity, and due to a large successful property tax appeal impacting 2025.

Repairs and maintenance increased $16.5 million, of which $9.9 million relates to our acquisition activity, inflationary cost increases, and an increase in snow removal costs in 2026.

Home and regional office costs increased $14.9 million due to increased personnel and compensation costs, including adjustments to performance-based stock compensation accruals to reflect current results and our expectations of future performance.

General and administrative increased $39.4 million, which includes $40.0 million of accelerated stock compensation expense.

Interest expense increased $97.1 million, of which $77.8 million relates to our acquisition activity, and due to increases related to USD note and commercial paper issuances of $60.3 million and a $2.4 million increase due to the issuance of a Euro term loan, partially offset by a USD bond payoff of $31.3 million and the reduced amounts outstanding on the Euro exchangeable bond which reduced interest expense by $13.5 million.

(Loss) gain due to disposal, exchange, or revaluation of equity interests, net, decreased $98.8 million.  In 2026, we recorded transition and restructuring costs of $18.3 million related to Catalyst and to the TRG Acquisition.  In 2025, we recorded a net pre-tax gain within Catalyst of $80.5 million, primarily because of the deconsolidation of Forever 21.

Income and other tax (expense) benefit decreased $36.6 million, due to a larger tax benefit related to Catalyst operations and restructuring charges of $9.9 million, as well as a non-cash tax expense of $27.8 million related to the gain from Catalyst related to the deconsolidation of Forever 21 during 2025.

Income from unconsolidated entities decreased $55.4 million, primarily due to lower results of operations from our other platform investments, partially offset by a strong performance of our domestic and international joint venture properties.

We recorded net non-cash unrealized losses of $31.0 million in 2026 and $87.2 million in 2025 as a result of mark-to-market activity on publicly traded equity instruments and the change in fair value of a derivative instrument.

During 2026, we recorded a $64.3 million gain related to the exchange of 4,074,711 shares of Klépierre to settle the conversion of €110.3 million of the Operating Partnership’s exchangeable bonds, partially offset by a non-cash other-than-temporary impairment charge representing our remaining equity method investment in a real estate venture of $8.7 million.  During 2025, we recognized a $9.6 million loss on the disposition of certain Klépierre assets.

Simon’s net income attributable to noncontrolling interests increased $28.2 million due to an increase in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised 4.5% of our total consolidated debt at June 30, 2026. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $2.3 billion in the aggregate during the six months ended June 30, 2026. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents increased $195.9 million during the first six months of 2026 to $1.0 billion as of June 30, 2026 as a result of the operating and financing activity, as further discussed in “Cash Flows” below.

On June 30, 2026, we had an aggregate available borrowing capacity of approximately $7.7 billion under the Credit Facilities, net of letters of credit of $3.1 million. For the six months ended June 30, 2026, the maximum aggregate outstanding balance under the Credit Facilities was $460.0 million and the weighted average outstanding balance was $429.5 million. The weighted average interest rate was 4.06% for the six months ended June 30, 2026.

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

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the six months ended June 30, 2026 totaled $2.3 billion. In addition, we had net proceeds from our debt financing and repayment activities of $504.4 million in the first six months of 2026. These activities are further discussed below under “Financing and Debt.” During the first six months of 2026, we also:

●	paid stockholder dividends and unitholder distributions totaling approximately $1.7 billion and preferred unit distributions totaling $2.1 million,
●	funded consolidated capital expenditures of $445.3 million (including development and other costs of $5.3 million, redevelopment and expansion costs of $239.3 million, and tenant costs and other operational capital expenditures of $200.7 million),
●	funded the redemption of $51.9 million of Operating Partnership units,
●	funded the repurchase of $336.0 million of Simon’s common stock, and
●	funded investments in unconsolidated entities of $24.0 million.

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

Financing and Debt

Unsecured Debt

At June 30, 2026, our unsecured debt, excluding discounts and debt issuance costs, consisted of $19.0 billion of senior unsecured notes of the Operating Partnership, a €350.0 million ($399.3 million U.S. dollar equivalent) unsecured term loan, a $460.0 million unsecured term loan, and $846.4 million outstanding under the Commercial Paper program.

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

Borrowings under the Supplemental Facility bear interest, at our election, at either (i) (x) for Term Benchmark Loans, the Term SOFR Rate, the applicable Local Rate, the term CORRA Rate, the Adjusted EURIBOR Rate, or the Adjusted TIBOR Rate, (y) for RFR Loans, if denominated in Sterling, SONIA, if denominated in U.S. dollars, Daily Simple SOFR and, if denominated in Canadian dollars, Daily Simple CORRA, or (z) for Daily SOFR Loans, the Floating Overnight Daily SOFR Rate, in each case of clauses (x) through (z) above, plus a margin determined by our corporate credit rating of between 0.625% and 1.350% or (ii) for loans denominated in U.S. dollars only, the Base Rate (which rate is equal to the greatest of the prime rate, the federal funds effective rate plus 0.500% or the Term SOFR Rate for an interest period of one month plus 1.000%), plus a margin determined by our corporate credit rating of between 0.000% and 0.350%.The Supplemental Facility includes a facility fee determined by our corporate credit rating of between 0.100% and 0.300% on the aggregate revolving commitments under the Supplemental Facility. Based upon our current credit ratings at June 30, 2026, the interest rate on the Supplemental Facility is SOFR plus 65.0 basis points.

At June 30, 2026, we had an aggregate available borrowing capacity of $7.7 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the six months ended June 30, 2026 was $460.0 million and the weighted average outstanding balance was $429.5 million. Letters of credit of $3.1 million were outstanding under the Credit Facilities as of June 30, 2026.

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness.  The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On June 30, 2026, we had $846.4 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar denominated notes with a weighted average interest rate of 3.96%. These borrowings have a weighted average maturity date of July 17, 2026 and reduced amounts otherwise available under the Credit Facilities.

During the first half of 2026, we settled the conversion of €547.1 million ($641.6 million U.S. dollar equivalent) of the Operating Partnership’s exchangeable bonds, which are exchangeable at the option of the bondholder into shares of Klépierre, reducing the outstanding balance to €187.5 million ($213.9 million U.S. dollar equivalent) as of June 30, 2026.  Amounts settled through the exchange of Klépierre shares are discussed in Note 6. The remaining conversions were settled in cash for €548.7 million ($643.3 million U.S. dollar equivalent). Subsequent to June 30, 2026, we settled additional conversions of €86.3 million of the exchangeable bonds in cash for €115.7 million, further reducing the exchangeable bonds’ outstanding balance to €101.2 million.

On June 18, 2026, the Operating Partnership entered into a $460.0 million unsecured term loan with a maturity date of June 18, 2031, and swapped the interest rate to an all-in fixed rate of 4.02%. The proceeds of the term loan were used to repay the remaining $460.0 million outstanding under the Credit Facility.

On June 15, 2026, the Operating Partnership completed the issuance of €500.0 million of senior unsecured notes with a fixed interest rate of 3.65% and a maturity date of June 15, 2031.

On January 13, 2026, the Operating Partnership completed the issuance of $800.0 million of senior unsecured notes with a fixed interest rate of 4.30% and a maturity date of January 15, 2031. The proceeds were used to redeem, at par, its $800.0 million 3.30% senior unsecured notes at maturity on January 15, 2026.

On August 19, 2025, the Operating Partnership completed the issuance of $700.0 million of senior unsecured notes with a fixed interest rate of 4.375% and a maturity date of October 1, 2030, and $800.0 million of senior unsecured notes with a fixed interest rate of 5.125% and a maturity date of October 1, 2035. A portion of the proceeds were used to redeem, at par, its $1.1 billion 3.50% senior unsecured notes at maturity on September 1, 2025. Another portion of the proceeds were used to repay the €500.0 million outstanding under the Supplemental Facility on October 8, 2025.

On May 12, 2025, the Operating Partnership drew €500.0 million under the Supplemental Facility. The proceeds were used to fund the redemption at par of the Operating Partnerships €500.0 million notes maturing on May 13, 2025.

On April 25, 2025, the Operating Partnership drew $155.0 million under the Credit Facility.

On January 29, 2025, the Operating Partnership drew €376.0 million under the Credit Facility and used the proceeds to facilitate the acquisition of two Italian assets.  On March 13, 2025, we repaid €18.0 million that had been outstanding under the Credit Facility at December 31, 2024.  On March 20, 2025, the Operating Partnership entered into a €350.0 million unsecured term loan with a maturity date of March 20, 2027, which has been subsequently extended to March 20, 2029, and swapped the interest rate to an all-in fixed rate of 2.6% which matured on March 20, 2026.  The proceeds of the term loan, along with cash on hand, were used to repay the then remaining €376.0 million outstanding under the Credit Facility.

Mortgage Debt

Total mortgage indebtedness was $8.1 billion and $8.2 billion at June 30, 2026 and December 31, 2025, respectively. On October 31, 2025, as part of the TRG Acquisition, discussed in Note 4 of the condensed notes to the consolidated financial statements, the Operating Partnership’s consolidated debt increased $3.1 billion. Subsequent to June 30, 2026, we unencumbered one property from its $375.0 million mortgage using existing liquidity.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Credit Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Credit Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of June 30, 2026, we were in compliance with all covenants of our unsecured debt.

At June 30, 2026, our consolidated subsidiaries were the borrowers under 41 non-recourse mortgage notes secured by mortgages on 44 properties and other assets, including two separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of five properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At June 30, 2026, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of June 30, 2026 and December 31, 2025, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	June 30, 2026	Interest Rate(1)	December 31, 2025	Interest Rate(1)
Fixed Rate	$27,396,295	3.88%	$28,119,149	3.86%
Variable Rate	1,303,312	4.86%	311,026	4.58%
	$28,699,607	3.93%	$28,430,175	3.87%

(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the combined 2025 Annual Report on Form 10-K of Simon and the Operating Partnership.

In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of June 30, 2026, for the remainder of 2026 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2026	2027-2028	2029-2030	After 2030	Total
Long Term Debt (1)	$3,702,237	$6,175,691	$4,758,270	$14,242,862	$28,879,060
Interest Payments (2)	550,109	1,876,410	1,500,059	5,382,490	9,309,068

(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	Variable rate interest payments are estimated based on the SOFR or other applicable rate at June 30, 2026.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 6 of the condensed notes to the consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. In addition to the guarantee disclosed in Note 6 of the condensed notes of the consolidated financial statements, as of June 30, 2026, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $124.0 million.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

Construction continues on certain redevelopment and new development projects in the U.S. and internationally that are nearing completion.  Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $1.1 billion.  Simon’s share of remaining net cash funding required to complete the new development and redevelopment projects currently under construction in the remainder of 2026 and 2027 is approximately $346.0 million.  We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 8-10% for all of our new development, expansion and redevelopment projects.

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material.  We expect our share of estimated committed capital for international development projects to be completed with projected delivery in 2026 or 2027 is $2.0 million, which we expect will be primarily funded through reinvested joint venture cash flow and construction loans.

The following table describes these new development and expansion projects as well as our share of the estimated total cost as of June 30, 2026 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected/Actual
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
Expansion:
Yeoju Premium Outlet Phase 1	Seoul, South Korea	15,700	50%	KRW	3,634	$2.3	Jan. - 2027
(1)	USD equivalent based upon June 30, 2026 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $2.25 per share for the second quarter of 2026, and $4.45 for the six months ended June 30, 2026.  We paid common stock dividends of $4.20 per share for the six months ended June 30, 2025.  The Operating Partnership paid distributions per unit for the same amounts.  On August 10, 2026, Simon’s Board of Directors declared a quarterly cash dividend for the third quarter of 2026 of $2.25 per share, payable on September 30, 2026 to shareholders of record on September 9, 2026.  The distribution rate on units is equal to the dividend rate on common stock.  In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

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

On February 5, 2026, Simon’s Board of Directors authorized a new common stock repurchase program, which immediately replaced the existing repurchase plan.  Under the plan, Simon may purchase up to $2.0 billion of its common stock during the period ending on February 29, 2028 in the open market or in privately negotiated transactions as market conditions warrant.  During the period ended June 30, 2026, Simon purchased 1,485,078 shares at an average price of $192.59 under this plan.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Consolidated Net Income	$574,130	$643,681	$1,142,665	$1,121,541
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties	455,655	335,157	910,434	659,479
Our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments	160,762	207,587	322,370	416,551
Loss (gain) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	8,747	9,604	(55,593)	9,604
Net (gain) loss attributable to noncontrolling interest holders in properties	(6,400)	(26)	(12,021)	1,266
Noncontrolling interests portion of depreciation and amortization	(6,917)	(6,346)	(13,202)	(12,339)
Preferred distributions and dividends	(1,032)	(1,126)	(2,064)	(2,252)
FFO of the Operating Partnership	$1,184,945	$1,188,531	$2,292,589	$2,193,850
FFO allocable to limited partners	174,687	159,806	336,951	295,091
Dilutive FFO allocable to common stockholders	$1,010,258	$1,028,725	$1,955,638	$1,898,759

FFO of the Operating Partnership (1)	$1,184,945	$1,188,531	$2,292,589	$2,193,850
Loss (gain) due to disposal, exchange, or revaluation of equity interests, net of tax	9,818	(78,374)	15,136	(60,381)
Other platform investments, net of tax	(2,624)	(6,594)	117,758	47,591
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net	56,425	50,455	31,037	87,220
Real Estate FFO (1)	$1,248,564	$1,154,018	$2,456,520	$2,268,280

Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.49	$1.70	$2.97	$2.97
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments, net of noncontrolling interests portion of depreciation and amortization	1.61	1.42	3.21	2.82
Loss (gain) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	0.02	0.03	(0.15)	0.03
Diluted FFO per share (1)	$3.12	$3.15	$6.03	$5.82
Loss (gain) due to disposal, exchange, or revaluation of equity interests, net of tax	0.03	(0.21)	0.04	(0.16)
Other platform investments, net of tax	(0.01)	(0.02)	0.31	0.12
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net	0.15	0.13	0.08	0.23
Real Estate FFO per share (1)	$3.29	$3.05	$6.46	$6.01
Basic and Diluted weighted average shares outstanding	324,018	326,487	324,458	326,401
Weighted average limited partnership units outstanding	56,029	50,714	55,903	50,727
Basic and Diluted weighted average shares and units outstanding	380,047	377,201	380,361	377,128

(1)	FFO and Diluted FFO per share includes $40.0 million, or $0.10 per share, of accelerated stock compensation expense recorded in the first quarter of 2026, of which $8.3 million, or $0.02 per share, is included in Real Estate FFO and Real Estate FFO per share, and $31.7 million, or $0.08 per share, is included in Other platform investments, net of tax.

The following schedule reconciles consolidated net income to our beneficial interest of combined NOI and the components thereof.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$574,130	$643,681	$1,142,665	$1,121,541
Income and other tax expense (benefit)	10,809	35,107	(9,125)	27,470
Loss (gain) due to disposal, exchange, or revaluation of equity interests, net	11,950	(104,499)	18,329	(80,507)
Interest expense	281,164	232,724	556,826	459,720
Income from unconsolidated entities	(119,127)	(122,875)	(97,879)	(153,234)
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net	56,425	50,455	31,037	87,220
Loss (gain) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	8,747	9,604	(55,593)	9,604
Operating Income Before Other Items	824,098	744,197	1,586,260	1,471,814
Depreciation and amortization	459,876	339,058	918,773	667,109
Home and regional office costs	69,842	57,564	137,498	122,630
General and administrative	12,004	14,298	66,303	26,927
Other expenses (1)	118	9	130	9
NOI of consolidated entities	$1,365,938	$1,155,126	$2,708,964	$2,288,489
Less: Noncontrolling interest partners share of NOI	(18,425)	(8,766)	(35,477)	(16,150)
Beneficial NOI of consolidated entities (2)	$1,347,513	$1,146,360	$2,673,487	$2,272,339
Reconciliation of NOI of unconsolidated entities:
Net Income	$274,416	$209,607	$506,347	$398,903
Interest expense	205,540	174,995	410,577	345,363
Operating Income Before Other Items	479,956	384,602	916,924	744,266
Depreciation and amortization	177,211	159,675	362,376	318,687
Other expenses (3)	14	--	27	—
NOI of unconsolidated entities	$657,181	$544,277	$1,279,327	$1,062,953
Less: Joint Venture partners share of NOI	(347,545)	(284,903)	(673,897)	(555,664)
Beneficial NOI of unconsolidated entities (2)	$309,636	$259,374	$605,430	$507,289
Add: Beneficial interest of NOI from TRG (4)	—	134,093	—	270,497
Add: Beneficial interest of NOI from other platform investments and investments	96,543	107,960	68,554	119,889
Beneficial interest of Combined NOI	$1,753,692	$1,647,787	$3,347,471	$3,170,014
Less: Beneficial interest of Corporate and Other NOI Sources (5)	57,525	63,017	108,564	98,311
Less: Beneficial interest of NOI from other platform investments (6)	31,842	41,688	(52,293)	227
Less: Beneficial interest of NOI from Klépierre (7)	61,522	62,957	117,669	118,643
Beneficial interest of Portfolio NOI	$1,602,803	$1,480,125	$3,173,531	$2,952,833
Beneficial interest of Portfolio NOI Change	8.3%		7.5%
(1)	Represents the write-off of pre-development costs.
(2)	Net Income and those adjustments following to arrive at beneficial interest in NOI includes amounts for TRG assets for periods post October 31, 2025 transaction.
(3)	Represents the gross amount of write-offs at unconsolidated entities of pre-development costs.
(4)	Beneficial interest of NOI from TRG prior to the October 31, 2025 transaction.

(5)	Includes components excluded from portfolio NOI and domestic property NOI (domestic lease termination income, interest income, land sale gains, straight line lease income, above/below market lease adjustments), Simon management company revenues, foreign exchange impact and other assets.
(6)	Other platform investments include retail operations (Catalyst), an e-commerce company (Rue Gilt Groupe, or RGG), and a global real estate investment and management company (Jamestown).
(7)	Includes our share of NOI of Klépierre (at constant currency) and other corporate investments.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of June 30, 2026. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of June 30, 2026. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Simon

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by Simon during the quarter ended June 30, 2026.

Issuer Purchases of Equity Securities

				Total number	Approximate
				of shares	value of shares
				purchased as	that may yet
	Total number		Average	part of publicly	be purchased
	of shares		price paid	announced	under
Period	purchased		per share	plans	plans (2)
April 1, 2026 - April 30, 2026	47,121		$186.53	—	$1,874,715,707
May 1, 2026 - May 31, 2026	267,452		$199.93	267,392	$1,821,256,153
June 1, 2026 - June 30, 2026	525,685		$204.05	525,685	$1,713,988,252
	840,258	(1)	$201.76	793,077
(1)	Total number of shares purchased includes 47,181 shares representing shares withheld by us and transferred to treasury shares in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.
(2)	On February 8, 2024, Simon’s Board of Directors authorized a common stock repurchase program under which Simon was permitted to purchase up to $2.0 billion of its common stock during the two-year period commencing February 8, 2024 and ending on February 15, 2026 in the open market or in privately negotiated transactions as market conditions warrant. On February 5, 2026, Simon’s Board of Directors authorized a new common stock repurchase program, which immediately replaced the existing repurchase plan, which had $1.7 billion remaining at such time. Under the new plan, Simon may purchase up to $2.0 billion of its common stock during the period ending on February 29, 2028 in the open market or in privately negotiated transactions as market conditions warrant. As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

The Operating Partnership

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended June 30, 2026.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2026, the Operating Partnership redeemed 237,618 units from four limited partners for $50.7 million.

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

Date: August 10, 2026

SIMON PROPERTY GROUP, L.P.

/s/ Brian J. McDade
Brian J. McDade
Executive Vice President and Chief Financial Officer
of Simon Property Group, Inc., General Partner

Date: August 10, 2026