Form 10-Q
period 2026-09-30
SIMON PROPERTY GROUP INC.; SIMON PROPERTY GROUP L P
filed 2026-11-06
CIK 1063761, 1022344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of September 30, 2026, Simon Property Group, Inc. had 322,462,211 shares of common stock, par value $0.0001 per share, and 8,000 shares of Class B common stock, par value $0.0001 per share, outstanding. Simon Property Group, L.P. has no common stock outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2026 of Simon Property Group, Inc., an Indiana corporation, and Simon Property Group, L.P., an Indiana limited partnership. Unless stated otherwise or the context otherwise requires, references to “Simon” mean Simon Property Group, Inc. and references to the “Operating Partnership” mean Simon Property Group, L.P. References to “we,” “us” and “our” mean collectively Simon, the Operating Partnership and those entities/subsidiaries owned or controlled by Simon and/or the Operating Partnership.

Simon is a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through the Operating Partnership, Simon’s majority-owned partnership subsidiary, for which Simon is the general partner. As of September 30, 2026, Simon owned an approximate 85.3% ownership interest in the Operating Partnership, with the remaining 14.7% ownership interest owned by limited partners. As the sole general partner of the Operating Partnership, Simon has exclusive control of the Operating Partnership’s day-to-day management.

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

Simon Property Group, Inc.

Simon Property Group, L.P.

Form 10-Q

Simon Property Group, Inc.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

	September 30,	December 31,
	2026	2025
ASSETS:
Investment properties, at cost	$51,263,154	$50,946,067
Less - accumulated depreciation	21,829,576	20,701,510
	29,433,578	30,244,557
Cash and cash equivalents	569,941	823,147
Tenant receivables and accrued revenue, net	899,587	934,077
Investment in other unconsolidated entities, at equity	3,980,094	4,362,339
Investment in Klépierre, at equity	1,335,142	1,505,377
Right-of-use assets, net	725,194	755,934
Deferred costs and other assets	2,131,594	1,981,035
Total assets	$39,075,130	$40,606,466
LIABILITIES:
Mortgages and unsecured indebtedness	$28,423,903	$28,430,175
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,985,380	1,954,402
Cash distributions and losses in unconsolidated entities, at equity	1,789,559	1,739,418
Dividend payable	1,578	2,723
Lease liabilities	724,961	756,539
Other liabilities	740,980	1,017,816
Total liabilities	33,666,361	33,901,073
Commitments and contingencies
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests	268,936	233,306
EQUITY:
Stockholders’ Equity
Capital stock (850,000,000 total shares authorized, $0.0001 par value, 238,000,000 shares of excess common stock, 100,000,000 authorized shares of preferred stock):
Series J 8 3/8% cumulative redeemable preferred stock, 1,000,000 shares authorized, 796,948 issued and outstanding with a liquidation value of $39,847	40,205	40,451
Common stock, $0.0001 par value, 511,990,000 shares authorized, 343,129,947 and 343,060,687 issued and outstanding, respectively	33	33
Class B common stock, $0.0001 par value, 10,000 shares authorized, 8,000 issued and outstanding	—	—
Capital in excess of par value	12,445,260	12,347,192
Accumulated deficit	(5,352,962)	(4,608,136)
Accumulated other comprehensive loss	(168,039)	(251,361)
Common stock held in treasury, at cost, 20,667,736 and 17,844,817 shares, respectively	(2,879,347)	(2,319,911)
Total stockholders’ equity	4,085,150	5,208,268
Noncontrolling interests	1,054,683	1,263,819
Total equity	5,139,833	6,472,087
Total liabilities and equity	$39,075,130	$40,606,466

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
REVENUE:
Lease income	$1,681,393	$1,452,930	$4,969,633	$4,199,812
Management fees and other revenues	46,181	36,925	127,203	108,648
Other income	86,982	111,717	265,411	264,583
Total revenue	1,814,556	1,601,572	5,362,247	4,573,043
EXPENSES:
Property operating	180,827	149,811	523,026	426,447
Depreciation and amortization	510,768	338,639	1,429,541	1,005,748
Real estate taxes	126,335	115,400	394,200	328,168
Repairs and maintenance	31,600	25,595	104,487	81,975
Advertising and promotion	35,945	38,645	108,930	109,211
Home and regional office costs	70,349	64,282	207,847	186,912
General and administrative	11,164	16,091	77,468	43,018
Other	43,118	40,195	126,038	106,837
Total operating expenses	1,010,106	788,658	2,971,537	2,288,316
OPERATING INCOME BEFORE OTHER ITEMS	804,450	812,914	2,390,710	2,284,727
Interest expense	(287,590)	(242,790)	(844,417)	(702,509)
(Loss) gain due to disposal, exchange, or revaluation of equity interests, net	(8,259)	(8,871)	(26,588)	71,636
Income and other tax benefit (expense)	22,565	(15,114)	31,691	(42,584)
Income from unconsolidated entities	152,992	143,916	250,871	297,150
Unrealized (losses) gains in fair value of publicly traded equity instruments and derivative instrument, net	(129,565)	2,243	(160,602)	(84,977)
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	10,701	10,398	66,294	794
CONSOLIDATED NET INCOME	565,294	702,696	1,707,959	1,824,237
Net income attributable to noncontrolling interests	65,501	95,688	243,788	245,728
Preferred dividends	834	834	2,503	2,503
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$498,959	$606,174	$1,461,668	$1,576,006
BASIC AND DILUTED EARNINGS PER COMMON SHARE:
Net income attributable to common stockholders	$1.54	$1.86	$4.51	$4.83

Consolidated Net Income	$565,294	$702,696	$1,707,959	$1,824,237
Unrealized gain (loss) on derivative hedge agreements	20,050	1,907	55,242	(30,521)
Net gain reclassified from accumulated other comprehensive loss into earnings	(1,706)	(1,579)	(5,118)	(4,488)
Currency translation adjustments	60,728	(31,013)	51,367	(69,629)
Changes in available-for-sale securities and other	(2,096)	1,812	(4,181)	2,699
Comprehensive income	642,270	673,823	1,805,269	1,722,298
Comprehensive income attributable to noncontrolling interests	76,775	91,803	257,776	232,062
Comprehensive income attributable to common stockholders	$565,495	$582,020	$1,547,493	$1,490,236

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,707,959	$1,824,237
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	1,575,806	1,098,029
Gain on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(66,294)	(794)
Loss (gain) due to disposal, exchange, or revaluation of equity interests, net	26,588	(71,636)
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net	160,602	84,977
Straight-line lease income	(39,419)	(17,786)
Equity in income of unconsolidated entities	(250,871)	(297,150)
Distributions of income from unconsolidated entities	331,509	324,646
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	72,531	19,642
Deferred costs and other assets	(110,102)	(47,789)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	(307,691)	16,434
Net cash provided by operating activities	3,100,618	2,932,810
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	(961,080)
Funding of loans to related parties	(9,333)	—
Repayments of loans to related parties	5,583	13,189
Capital expenditures, net	(694,964)	(679,448)
Cash impact from the consolidation of properties	—	64,880
Investments in unconsolidated entities	(79,130)	(46,194)
Purchase of equity instruments	(10,255)	(47,025)
Proceeds from sale of equity instruments	10,457	87,027
Distributions of capital from unconsolidated entities and other	334,526	329,954
Net cash used in investing activities	(443,116)	(1,238,697)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock and other, net of transaction costs	(246)	(246)
Purchase of shares related to stock grant recipients' tax withholdings	(16,132)	(13,912)
Redemption of limited partner units	(52,022)	(6,533)
Purchase of treasury stock	(572,524)	—
Distributions to noncontrolling interest holders in properties	(17,893)	(5,701)
Contributions from noncontrolling interest holders in properties	751	3,253
Preferred distributions of the Operating Partnership	(593)	(874)
Preferred dividends and distributions to stockholders	(2,172,492)	(2,075,359)
Distributions to limited partners	(375,105)	(322,777)
Proceeds from issuance of debt, net of transaction costs	10,024,465	3,072,892
Repayments of debt	(9,728,917)	(2,192,624)
Net cash used in financing activities	(2,910,708)	(1,541,881)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(253,206)	152,232
CASH AND CASH EQUIVALENTS, beginning of period	823,147	1,400,345
CASH AND CASH EQUIVALENTS, end of period	$569,941	$1,552,577

The accompanying notes are an integral part of these statements.

Simon Property Group, Inc.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

			Accumulated			Common
			Other	Capital in		Stock
	Preferred	Common	Comprehensive	Excess of	Accumulated	Held in	Noncontrolling	Total
	Stock	Stock	Income (Loss)	Par Value	Deficit	Treasury	interests	Equity
December 31, 2025	$40,451	$33	$(251,361)	$12,347,192	$(4,608,136)	$(2,319,911)	$1,263,819	$6,472,087
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (43,097 common shares)				(8,157)		8,157		—
Redemption of limited partner units (6,100 units)				(1,122)			(97)	(1,219)
Amortization of stock incentive				6,914				6,914
Treasury stock purchase (965,296 shares)						(175,284)		(175,284)
Long-term incentive performance units							51,519	51,519
Issuance of unit equivalents and other (11,759 common shares repurchased)				(1)	(32,237)	(2,397)	(251)	(34,886)
Unrealized gain on hedging activities			9,544				1,690	11,234
Currency translation adjustments			14,531				2,054	16,585
Changes in available-for-sale securities and other			971				172	1,143
Net gain reclassified from accumulated other comprehensive loss into earnings			(1,455)				(251)	(1,706)
Other comprehensive income			23,591				3,665	27,256
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				66,410			(66,410)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(715,706)		(122,887)	(838,593)
Distributions to other noncontrolling interest partners							(3,418)	(3,418)
Net income, excluding $198 attributable to preferred interests in the Operating Partnership and $100 attributable to noncontrolling redeemable interests in properties					480,403		87,834	568,237
March 31, 2026	$40,369	$33	$(227,770)	$12,411,236	$(4,875,676)	$(2,489,435)	$1,213,774	$6,072,531
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (109,861 common shares, net)				(20,864)		20,864		—
Redemption of limited partner units (237,618 units)				(47,135)			(3,531)	(50,666)
Amortization of stock incentive				12,074				12,074
Treasury stock purchase (793,077 shares)						(160,727)		(160,727)
Long-term incentive performance units							11,022	11,022
Issuance of unit equivalents and other (47,181 common shares repurchased)				258	(7,601)	(8,803)	(146)	(16,292)
Unrealized gain on hedging activities			20,442				3,516	23,958
Currency translation adjustments			(22,205)				(3,741)	(25,946)
Changes in available-for-sale securities and other			(2,752)				(476)	(3,228)
Net gain reclassified from accumulated other comprehensive loss into earnings			(1,455)				(251)	(1,706)
Other comprehensive income (loss)			(5,970)				(952)	(6,922)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				38,556			(38,556)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(728,885)		(126,402)	(855,287)
Distributions to other noncontrolling interest partners							(4,798)	(4,798)
Net income, excluding $197 attributable to preferred interests in the Operating Partnership and $86 attributable to noncontrolling redeemable interests in properties					483,974		89,873	573,847
June 30, 2026	$40,287	$33	$(233,740)	$12,394,125	$(5,128,188)	$(2,638,101)	$1,140,284	$5,574,700
Exchange of limited partner units (70,000 common shares, note 8)				951			(951)	—
Series J preferred stock premium amortization	(82)							(82)
Stock incentive program (872 common shares, net)				(200)		200		—
Redemption of limited partner units (637 units)				(128)			(9)	(137)
Amortization of stock incentive				9,640				9,640
Treasury stock purchase (1,137,182 shares)						(236,513)		(236,513)
Long-term incentive performance units							11,332	11,332
Issuance of unit equivalents and other (22,994 common shares repurchased)				246	3,334	(4,933)	288	(1,065)
Unrealized gain on hedging activities			17,078				2,972	20,050
Currency translation adjustments			51,864				8,864	60,728
Changes in available-for-sale securities and other			(1,787)				(309)	(2,096)
Net gain reclassified from accumulated other comprehensive loss into earnings			(1,454)				(252)	(1,706)
Other comprehensive income (loss)			65,701				11,275	76,976
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership				40,626			(40,626)	—
Distributions to common stockholders and limited partners, excluding Operating Partnership preferred interests					(727,901)		(125,816)	(853,717)
Distributions to other noncontrolling interest partners							(5,751)	(5,751)
Net income, excluding $198 attributable to preferred interests in the Operating Partnership and $645 attributable to noncontrolling redeemable interests in properties					499,793		64,657	564,450
September 30, 2026	$40,205	$33	$(168,039)	$12,445,260	$(5,352,962)	$(2,879,347)	$1,054,683	$5,139,833

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

Simon Property Group, L.P.

Unaudited Consolidated Balance Sheets

(Dollars in thousands, except unit amounts)

	September 30,	December 31,
	2026	2025
ASSETS:
Investment properties, at cost	$51,263,154	$50,946,067
Less — accumulated depreciation	21,829,576	20,701,510
	29,433,578	30,244,557
Cash and cash equivalents	569,941	823,147
Tenant receivables and accrued revenue, net	899,587	934,077
Investment in other unconsolidated entities, at equity	3,980,094	4,362,339
Investment in Klépierre, at equity	1,335,142	1,505,377
Right-of-use assets, net	725,194	755,934
Deferred costs and other assets	2,131,594	1,981,035
Total assets	$39,075,130	$40,606,466
LIABILITIES:
Mortgages and unsecured indebtedness	$28,423,903	$28,430,175
Accounts payable, accrued expenses, intangibles, and deferred revenues	1,985,380	1,954,402
Cash distributions and losses in unconsolidated entities, at equity	1,789,559	1,739,418
Distribution payable	1,578	2,723
Lease liabilities	724,961	756,539
Other liabilities	740,980	1,017,816
Total liabilities	33,666,361	33,901,073
Commitments and contingencies
Preferred units, various series, at liquidation value, and noncontrolling redeemable interests	268,936	233,306
EQUITY:
Partners’ Equity
Preferred units, 796,948 units outstanding. Liquidation value of $39,847	40,205	40,451
General Partner, 322,470,211 and 325,223,870 units outstanding, respectively	4,044,945	5,167,817
Limited Partners, 55,755,703 and 55,689,714 units outstanding, respectively	699,380	884,913
Total partners’ equity	4,784,530	6,093,181
Nonredeemable noncontrolling interests in properties, net	355,303	378,906
Total equity	5,139,833	6,472,087
Total liabilities and equity	$39,075,130	$40,606,466

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
REVENUE:
Lease income	$1,681,393	$1,452,930	$4,969,633	$4,199,812
Management fees and other revenues	46,181	36,925	127,203	108,648
Other income	86,982	111,717	265,411	264,583
Total revenue	1,814,556	1,601,572	5,362,247	4,573,043
EXPENSES:
Property operating	180,827	149,811	523,026	426,447
Depreciation and amortization	510,768	338,639	1,429,541	1,005,748
Real estate taxes	126,335	115,400	394,200	328,168
Repairs and maintenance	31,600	25,595	104,487	81,975
Advertising and promotion	35,945	38,645	108,930	109,211
Home and regional office costs	70,349	64,282	207,847	186,912
General and administrative	11,164	16,091	77,468	43,018
Other	43,118	40,195	126,038	106,837
Total operating expenses	1,010,106	788,658	2,971,537	2,288,316
OPERATING INCOME BEFORE OTHER ITEMS	804,450	812,914	2,390,710	2,284,727
Interest expense	(287,590)	(242,790)	(844,417)	(702,509)
(Loss) gain due to disposal, exchange, or revaluation of equity interests, net	(8,259)	(8,871)	(26,588)	71,636
Income and other tax benefit (expense)	22,565	(15,114)	31,691	(42,584)
Income from unconsolidated entities	152,992	143,916	250,871	297,150
Unrealized (losses) gains in fair value of publicly traded equity instruments and derivative instrument, net	(129,565)	2,243	(160,602)	(84,977)
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	10,701	10,398	66,294	794
CONSOLIDATED NET INCOME	565,294	702,696	1,707,959	1,824,237
Net (loss) income attributable to noncontrolling interests	(20,716)	1,231	(8,695)	(34)
Preferred unit requirements	1,032	1,126	3,096	3,377
NET INCOME ATTRIBUTABLE TO UNITHOLDERS	$584,978	$700,339	$1,713,558	$1,820,894
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner	$498,959	$606,174	$1,461,667	$1,576,006
Limited Partners	86,019	94,165	251,891	244,888
Net income attributable to unitholders	$584,978	$700,339	$1,713,558	$1,820,894
BASIC AND DILUTED EARNINGS PER UNIT:
Net income attributable to unitholders	$1.54	$1.86	$4.51	$4.83

Consolidated Net Income	$565,294	$702,696	$1,707,959	$1,824,237
Unrealized gain (loss) on derivative hedge agreements	20,050	1,907	55,242	(30,521)
Net gain reclassified from accumulated other comprehensive loss into earnings	(1,706)	(1,579)	(5,118)	(4,488)
Currency translation adjustments	60,728	(31,013)	51,367	(69,629)
Changes in available-for-sale securities and other	(2,096)	1,812	(4,181)	2,699
Comprehensive income	642,270	673,823	1,805,269	1,722,298
Comprehensive income attributable to noncontrolling interests	(21,362)	680	(9,527)	1,627
Comprehensive income attributable to unitholders	$663,632	$673,143	$1,814,796	$1,720,671

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income	$1,707,959	$1,824,237
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	1,575,806	1,098,029
Gain on acquisition of controlling interests, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(66,294)	(794)
Loss (gain) due to disposal, exchange, or revaluation of equity interests, net	26,588	(71,636)
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net	160,602	84,977
Straight-line lease income	(39,419)	(17,786)
Equity in income of unconsolidated entities	(250,871)	(297,150)
Distributions of income from unconsolidated entities	331,509	324,646
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	72,531	19,642
Deferred costs and other assets	(110,102)	(47,789)
Accounts payable, accrued expenses, intangibles, deferred revenues and other	(307,691)	16,434
Net cash provided by operating activities	3,100,618	2,932,810
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	—	(961,080)
Funding of loans to related parties	(9,333)	—
Repayments of loans to related parties	5,583	13,189
Capital expenditures, net	(694,964)	(679,448)
Cash impact from the consolidation of properties	—	64,880
Investments in unconsolidated entities	(79,130)	(46,194)
Purchase of equity instruments	(10,255)	(47,025)
Proceeds from sale of equity instruments	10,457	87,027
Distributions of capital from unconsolidated entities and other	334,526	329,954
Net cash used in investing activities	(443,116)	(1,238,697)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of units and other	(246)	(246)
Purchase of units related to stock grant recipients' tax withholdings	(16,132)	(13,912)
Redemption of limited partner units	(52,022)	(6,533)
Purchase of general partner units	(572,524)	—
Distributions to noncontrolling interest holders in properties	(17,893)	(5,701)
Contributions from noncontrolling interest holders in properties	751	3,253
Partnership distributions	(2,548,190)	(2,399,010)
Proceeds from issuance of debt, net of transaction costs	10,024,465	3,072,892
Repayments of debt	(9,728,917)	(2,192,624)
Net cash used in financing activities	(2,910,708)	(1,541,881)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(253,206)	152,232
CASH AND CASH EQUIVALENTS, beginning of period	823,147	1,400,345
CASH AND CASH EQUIVALENTS, end of period	$569,941	$1,552,577

The accompanying notes are an integral part of these statements.

Simon Property Group, L.P.

Unaudited Consolidated Statements of Equity

(Dollars in thousands)

	Preferred	Simon (Managing	Limited	Noncontrolling	Total
	Units	General Partner)	Partners	interests	Equity
December 31, 2025	$40,451	$5,167,817	$884,913	$378,906	$6,472,087
Series J preferred stock premium and amortization	(82)				(82)
Stock incentive program (43,097 common units)		—			—
Amortization of stock incentive		6,914			6,914
Redemption of limited partner units (6,100 units)		(1,122)	(97)		(1,219)
Treasury unit purchase (965,296 units)		(175,284)			(175,284)
Long-term incentive performance units			51,519		51,519
Issuance of unit equivalents and other (380,344 LTIP units and 11,759 common units)		(34,635)	(1)	(250)	(34,886)
Unrealized gain on hedging activities		9,544	1,690		11,234
Currency translation adjustments		14,531	2,054		16,585
Changes in available-for-sale securities and other		971	172		1,143
Net gain reclassified from accumulated other comprehensive loss into earnings		(1,455)	(251)		(1,706)
Other comprehensive income		23,591	3,665		27,256
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		66,410	(66,410)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(834)	(714,872)	(122,887)	(3,418)	(842,011)
Net income, excluding preferred distributions on temporary equity preferred units of $198 and $100 attributable to noncontrolling redeemable interests in properties	834	479,569	82,313	5,521	568,237
March 31, 2026	$40,369	$4,818,388	$833,015	$380,759	$6,072,531
Series J preferred stock premium and amortization	(82)				(82)
Stock incentive program (109,861 common units, net)		—			—
Amortization of stock incentive		12,074			12,074
Redemption of limited partner units (237,618 units)		(47,135)	(3,531)		(50,666)
Treasury unit purchase (793,077 units)		(160,727)			(160,727)
Long-term incentive performance units			11,022		11,022
Issuance of unit equivalents and other (47,181 common units)		(16,146)	1	(147)	(16,292)
Unrealized gain on hedging activities		20,442	3,516		23,958
Currency translation adjustments		(22,205)	(3,741)		(25,946)
Changes in available-for-sale securities and other		(2,752)	(476)		(3,228)
Net gain reclassified from accumulated other comprehensive loss into earnings		(1,455)	(251)		(1,706)
Other comprehensive income (loss)		(5,970)	(952)		(6,922)
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		38,556	(38,556)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(835)	(728,050)	(126,402)	(4,798)	(860,085)
Net income, excluding preferred distributions on temporary equity preferred units of $197 and $86 attributable to noncontrolling redeemable interests in properties	835	483,139	83,559	6,314	573,847
June 30, 2026	$40,287	$4,394,129	$758,156	$382,128	$5,574,700
Series J preferred stock premium and amortization	(82)				(82)
Limited partner units exchanged to common units (70,000 units)		951	(951)		—
Stock incentive program (872 common units, net)		—			—
Amortization of stock incentive		9,640			9,640
Redemption of limited partner units (637 units)		(128)	(9)		(137)
Treasury unit purchase (1,137,182 units)		(236,513)			(236,513)
Long-term incentive performance units			11,332		11,332
Issuance of unit equivalents and other (22,994 common units)		(1,353)	—	288	(1,065)
Unrealized gain on hedging activities		17,078	2,972		20,050
Currency translation adjustments		51,864	8,864		60,728
Changes in available-for-sale securities and other		(1,787)	(309)		(2,096)
Net gain reclassified from accumulated other comprehensive loss into earnings		(1,454)	(252)		(1,706)
Other comprehensive income (loss)		65,701	11,275		76,976
Adjustment to limited partners’ interest from change in ownership in the Operating Partnership		40,626	(40,626)		—
Distributions, excluding distributions on preferred interests classified as temporary equity	(834)	(727,067)	(125,816)	(5,751)	(859,468)
Net income, excluding preferred distributions on temporary equity preferred units of $198 and $645 attributable to noncontrolling redeemable interests in properties	834	498,959	86,019	(21,362)	564,450
September 30, 2026	$40,205	$4,044,945	$699,380	$355,303	$5,139,833

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of September 30, 2026, we owned or held an interest in 212 income-producing properties in the United States, which consisted of 107 malls, 67 Premium Outlets, 16 Mills, six lifestyle centers, and 16 other retail properties in 38 states and Puerto Rico. Internationally, as of September 30, 2026, we had ownership in 42 properties primarily located in Asia, Europe, and Canada. As of September 30, 2026, we also owned a 20.7% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 13 countries in Europe. We also have interests in investments in retail operations (such as Catalyst Brands LLC, or Catalyst); an e-commerce venture (Rue Gilt Groupe, or RGG, which operates shop.simon.com), and Jamestown (a global real estate investment and management company), collectively, our other platform investments.

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

As of September 30, 2026, we consolidated 144 wholly-owned properties and 22 additional properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary. We apply the equity method of accounting to the other 88 properties (the joint venture properties), our investments in Klépierre, and our other platform investments. We manage the day-to-day operations of 50 of the 88 joint venture properties, but have determined that our partner or partners have substantive participating rights with respect to the assets and operations of these joint venture properties. Our investments in joint ventures in Japan, South Korea, Mexico, Malaysia, Canada, the People’s Republic of China, Spain, Thailand, Indonesia, and the United Kingdom comprise 29 of the remaining 38 properties.

Preferred distributions of the Operating Partnership are accrued at declaration and represent distributions on outstanding preferred units of partnership interests, or preferred units, and are included in net income attributable to noncontrolling interests. We allocate net operating results of the Operating Partnership after preferred distributions to limited partners and to Simon based on the partners’ respective weighted average ownership interests in the Operating Partnership.  Net operating results of the Operating Partnership attributable to limited partners are reflected in net income attributable to noncontrolling interests. Simon’s weighted average ownership interest in the Operating Partnership was 85.3% and 86.6% for the nine months ended September 30, 2026 and 2025, respectively.  As of September 30, 2026 and December 31, 2025, Simon’s ownership interest in the Operating Partnership was 85.3% and 85.4%, respectively. We adjust the noncontrolling limited partners’ interests at the end of each period to reflect their interest in the net assets of the Operating Partnership.

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

Equity Instruments and Debt Securities

Equity instruments and debt securities consist primarily of equity instruments directly held by us, our deferred compensation plan investments, the debt securities of our captive insurance subsidiary, and certain investments held to fund the debt service requirements of debt previously secured by investment properties. At September 30, 2026 and December 31, 2025, we had equity instruments with readily determinable fair values of $32.9 million and $33.7 million, respectively. Changes in the fair value of these equity instruments are recorded in unrealized (losses) gains in fair value of publicly traded equity instruments and derivative instrument, net in our consolidated statements of operations and comprehensive income. At September 30, 2026 and December 31, 2025, we had equity instruments without readily determinable fair values of $331.0 million and $329.1 million, respectively, for which we have elected the measurement alternative.  We regularly evaluate these investments for any impairment in their estimated fair value, as well as any observable price changes for an identical or similar equity instrument of the same issuer, and determined that no material adjustment in the carrying value was required for the three or nine months ended September 30, 2026 and 2025.

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

At September 30, 2026 and December 31, 2025, we held debt securities of $158.4 million and $161.6 million, respectively, in our captive insurance subsidiary. The types of securities included in the investment portfolio of our captive insurance subsidiary are typically U.S. Treasury or other U.S. government securities as well as corporate debt securities with maturities ranging from less than one year to ten years. These securities are classified as available-for-sale and are valued based upon quoted market prices or other observable inputs when quoted market prices are not available. The amortized cost of debt securities, which approximates fair value, held by our captive insurance subsidiary is adjusted for amortization of premiums and accretion of discounts to maturity. Changes in the values of these securities are recognized in accumulated other comprehensive loss until the gain or loss is realized or until any unrealized loss is deemed to be other-than-temporary. We review any declines in value of these securities for other-than-temporary impairment and consider the severity and duration of any decline in value. To the extent an other-than-temporary impairment is deemed to have occurred, an impairment is recorded and a new cost basis is established.

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

Description	September 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Deferred costs and other assets	$57,739	$32,894	$24,845	$-

Liabilities:
Other Liabilities	$64,576	$-	$55,101	$9,475

Description	December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Deferred costs and other assets	$36,348	$33,687	$2,661	$-

Liabilities:
Other Liabilities	$218,372	$-	$13,259	$205,113

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

Noncontrolling Interests

Simon

Details of the carrying amount of our noncontrolling interests are as follows:

	As of	As of
	September 30,	December 31,
	2026	2025
Limited partners’ interests in the Operating Partnership	$699,380	$884,913
Nonredeemable noncontrolling interests in properties, net	355,303	378,906
Total noncontrolling interests reflected in equity	$1,054,683	$1,263,819

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

Accumulated Other Comprehensive Income (Loss)

Simon

The total accumulated other comprehensive income (loss) related to Simon’s currency translation adjustment was ($234.1) million and ($278.3) million as of September 30, 2026 and December 31, 2025, respectively.

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
					Affected line item where
	2026	2025	2026	2025	net income is presented

Accumulated derivative gains, net	$1,706	$1,579	$5,118	$4,489	Interest expense
	(252)	(212)	(754)	(603)	Net income attributable to noncontrolling interests
	$1,454	$1,367	$4,364	$3,886

The Operating Partnership

The total accumulated other comprehensive income (loss) related to the Operating Partnership’s currency translation adjustment was ($274.6) million and ($326.0) million as of September 30, 2026 and December 31, 2025, respectively.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The reclassifications out of accumulated other comprehensive income (loss) consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
					Affected line item where
	2026	2025	2026	2025	net income is presented

Accumulated derivative gains, net	$1,706	$1,579	$5,118	$4,489	Interest expense

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

As of September 30, 2026, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	10	$2.1 billion
Interest Rate Caps	1	$85.0 million
Interest Rate Swaps	3	€224.2 million
Interest Rate Caps	1	€83.1 million

As of December 31, 2025, we had the following outstanding interest rate derivatives related to managing our interest rate risk:

	Number of	Notional
Interest Rate Derivative	Instruments	Amount
Interest Rate Swaps	7	$2.2 billion
Interest Rate Caps	1	$85.0 million
Interest Rate Swaps	3	€541.7 million
Interest Rate Caps	3	€178.8 million

The carrying value of our interest rate swap and cap agreements, at fair value, are included in deferred costs and other assets and other liabilities. As of September 30, 2026, we had interest rate swap and cap agreements with combined asset balances of $10.2 million and combined liability balances of $55.1 million. As of December 31, 2025, we had interest rate swap and cap agreements with combined asset balances of $1.5 million and combined liability balances of $12.8 million.

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

The unamortized gain on our treasury locks and terminated hedges recorded in accumulated other comprehensive income (loss) was $30.2 million and $35.3 million as of September 30, 2026 and December 31, 2025, respectively. Within the next 12 months, we expect to reclassify to earnings approximately $5.6 million of gains related to terminated interest rate swaps from the current balance held in accumulated other comprehensive income (loss).

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

We had the following Euro:USD forward contracts designated as net investment hedges at September 30, 2026 and December 31, 2025 (in millions):

		Asset (Liability) Value as of
		September 30,	December 31,
Notional Value	Maturity Date	2026	2025
€125.0	January 15, 2026	—	0.3
€125.0	January 15, 2026	—	0.3
€50.5	February 18, 2026	—	(0.4)
€50.0	March 16, 2026	—	0.1
€50.0	May 15, 2026	—	0.1
€50.0	July 15, 2026	—	0.1
€75.0	October 15, 2026	1.0	—
€50.0	October 15, 2026	0.6	—
€15.0	October 15, 2026	0.2	—
€100.0	December 14, 2026	2.4	—
€100.0	January 15, 2027	5.6	0.3
€100.0	January 15, 2027	1.3	—
€80.0	February 16, 2027	2.1	—
€79.0	March 15, 2027	0.8	—
€75.0	June 14, 2027	0.7	—

Asset balances in the above table are included in deferred costs and other assets. Liability balances in the above table are included in other liabilities.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

We have designated certain derivative and nonderivative instruments as net investment hedges. Accordingly, we report the changes in fair value in other comprehensive income (loss). For the nine months ended September 30, 2026 and 2025, we recorded gains (losses) of $66.5 million and ($239.4) million, respectively, in the cumulative translation adjustment section of the other comprehensive income (loss). Changes in the value of these instruments are offset by changes in the underlying hedged Euro investments.

The total accumulated other comprehensive income (loss) related to Simon’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $67.7 million and $25.0 million as of September 30, 2026 and December 31, 2025, respectively. The total accumulated other comprehensive income (loss) related to the Operating Partnership’s derivative activities, including our share of other comprehensive income (loss) from unconsolidated entities, was $79.5 million and $29.3 million as of September 30, 2026 and December 31, 2025, respectively.

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

The key inputs into the option model for the exchange option within the exchangeable bonds as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Klépierre stock price	€35.34	€33.74
Implied volatility	13.43%	17.78%
EUR risk-free rate	2.68%	2.04%
Klépierre expected dividend yield	4.83%	5.06%
Expected term	0.12 years	0.87 years
Credit Spread	0.09%	0.45%

The option is measured at fair value on a recurring basis.  As of September 30, 2026 and December 31, 2025, the values of the option were $9.5 million and $205.1 million, respectively.

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

4. Real Estate Acquisitions and Dispositions

Unless otherwise noted, gains and losses on property transactions are included in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income. We capitalize asset acquisition costs and expense costs related to business combinations, as well as disposition related costs as they are incurred. We incurred a minimal amount of transaction expenses during the nine months ended September 30, 2026 and 2025.

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

We finalized the valuation of the assets acquired and liabilities assumed as of September 30, 2026.  During the three and nine months ended September 30, 2026, we finalized our determination of the fair value of rents related to each space in each property where we are the lessor, as well as leases in which we are the lessee.  We recorded measurement period adjustments of $83.3 million, net, to decrease investment property, offset by adjustments to the underlying valuation of the lease-related intangible assets and liabilities that are recorded within Deferred costs and other assets and Accounts payable, accrued expenses, intangibles and deferred revenues on our consolidated balance sheets.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

The following table summarizes our finalized acquisition date fair value of the assets acquired and liabilities assumed, which is based on significant inputs not observable in the market and thus represent Level 3 inputs (primarily capitalization rates used to value each of the 22 consolidated and unconsolidated properties and the noncontrolling interest value of a consolidated property).  The non-cash components of these investing and financing activities are excluded from our consolidated statement of cash flows.

October 31,
2025
Assets:
Investment properties	$7,739,758
Cash and cash equivalents	39,949
Tenant receivables and accrued revenue, net	25,414
Investment in other unconsolidated entities, at equity	1,769,613
Right-of-use assets, net	206,903
Deferred costs and other assets	982,846
Total assets acquired	$10,764,483
Liabilities:
Mortgages and unsecured indebtedness	$3,143,977
Accounts payable, accrued expenses, intangibles, and deferred revenues	275,569
Lease liabilities	206,903
Other liabilities	96,692
Total liabilities assumed	3,723,141

Nonredeemable noncontrolling interest in a property, net	354,729

Fair value of previously held equity interest	5,767,814

Total acquisition consideration	$918,799

We recognized $189.2 million and $564.4 million of total consolidated revenue and a consolidated net loss of $47.4 million and $130.0 million for the three and nine months ended September 30, 2026, respectively. Refer to Note 6 for further discussion and summarized financial information of the revenue and earnings of TRG prior to the date of acquisition.  During the three months ended September 30, 2026, we recorded an adjustment, in connection with the finalization of the valuation of assets acquired and liabilities assumed, to our preliminary estimate of depreciation and amortization expense of investment properties and in-place lease intangible assets, representing additional depreciation and amortization expense of $49.8 million.  During the three months ended September 30, 2026, we recorded additional lease income, in connection with the valuation of above and below market lease intangibles of $1.9 million, net, of which $1.4 million relates to periods prior to the three months ended September 30, 2026.  Additionally, during the three months ended September 30, 2026, we recorded a reduction to the preliminary estimate of amortization of our excess investment in unconsolidated entities, our share of which was $25.2 million.  Transaction costs in connection with this acquisition were not significant.

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

Simon

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income attributable to Common Stockholders — Basic and Diluted	$498,959	$606,174	$1,461,668	$1,576,006
Weighted Average Shares Outstanding — Basic and Diluted	323,370,997	326,485,607	324,124,532	326,429,395

For the nine months ended September 30, 2026, potentially dilutive securities include units that are exchangeable for common stock and long-term incentive performance units, or LTIP units, granted under our long-term incentive performance programs that are convertible into units and exchangeable for common stock. No securities had a material dilutive effect for the nine months ended September 30, 2026 and 2025. We have not adjusted net income attributable to common stockholders and weighted average shares outstanding for income allocable to limited partners or units, respectively, as doing so would have no dilutive impact. We accrue dividends when they are declared.

The Operating Partnership

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income attributable to Unitholders — Basic and Diluted	$584,978	$700,339	$1,713,558	$1,820,894
Weighted Average Units Outstanding — Basic and Diluted	379,136,283	377,199,372	379,981,249	377,151,751

For the nine months ended September 30, 2026, potentially dilutive securities include LTIP units. No securities had a material dilutive effect for the nine months ended September 30, 2026 and 2025. We accrue distributions when they are declared.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

6. Investment in Unconsolidated Entities and International Investments

Real Estate Joint Ventures and Investments

Joint ventures are common in the real estate industry. We use joint ventures to finance properties, develop new properties and diversify our risk in a particular property or portfolio of properties.  As discussed in Note 2, we held joint venture interests in 88 properties as of September 30, 2026.

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

We may provide financing to joint venture properties primarily in the form of interest bearing loans. As of September 30, 2026 and December 31, 2025, we had construction loans and other advances to these related parties totaling $45.6 million and $48.3 million, respectively, which are included in deferred costs and other assets in the accompanying consolidated balance sheets.

In the third quarter of 2026, we recorded a net non-cash gain of $10.7 million, which is included in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income, related to the recapitalization of our investment in an unconsolidated property, which had recorded a non-cash gain in the third quarter of 2026 within the investment, which was substantially offset by an adjustment of our investment balance to its fair value.

In the second quarter of 2026, we recorded a non-cash other-than-temporary impairment charge of $8.7 million, representing our remaining equity method investment balance in a real estate venture, which is included in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

Taubman Realty Group

Subsequent to the TRG Acquisition discussed in Note 4, 11 of the former TRG properties are accounted for as equity method investments and are presented in the summary financial information later in this Note.

The table below represents summary financial information of TRG up to the date of the TRG Acquisition discussed in Note 4.

	For the Three Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2025	2025
Total revenues	$177,977	$533,161
Operating income before other items	73,312	221,596
Consolidated net income	48,554	146,748
Our share of net income	42,599	128,911
Amortization of excess investment	(48,227)	(148,341)

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Other Platform Investments

During the fourth quarter of 2024, J.C. Penney completed an all-equity transaction where it acquired the retail operations of SPARC Group. The combined business was renamed Catalyst post transaction. As of September 30, 2026, we own a 31.3% noncontrolling interest in Catalyst. Additionally, we continue to hold a 33.3% noncontrolling interest in SPARC Holdings, the former owner of SPARC Group, which now primarily holds a 25% interest in Catalyst and other Level 1 equity securities. For the nine month period ending September 30, 2026, Catalyst recognized a net pre-tax loss related to transition and restructuring activities, our share of which was $19.7 million, which is included in (Loss) gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statements of operations and comprehensive income. For the nine month period ending September 30, 2025, Catalyst recognized a net pre-tax gain, our share of which was $71.6 million, primarily because of the deconsolidation of Forever 21 which is included in (Loss) gain due to disposal, exchange, or revaluation of equity interests, net in the consolidated statements of operations and comprehensive income.

As of September 30, 2026, we own a 45% noncontrolling interest in Rue Gilt Groupe, a 50% noncontrolling ownership interest in Jamestown and a 39.4% noncontrolling interest in Phoenix Retail, LLC, the owner and operator of Express.

The table below represents combined summary financial information, after intercompany eliminations, of our other platform investments.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Total revenues	$2,466,109	$2,888,381	$7,313,322	$8,493,456
Operating income (loss) before other items	(335,564)	93,624	(657,075)	253,361
Consolidated net income (loss)	(383,170)	44,879	(792,758)	110,932
Share of net income (loss), net of tax (1)	(86,766)	19,309	(165,808)	53,733
Amortization of excess investment	(692)	(692)	(2,076)	(2,076)
(1)	Includes a Level 1 mark-to-market adjustment related to shares held within an unconsolidated investment, our share of which was $120.0 million pre-tax and $90.0 million net of tax for the three and nine months ended September 30, 2026, which is included within the unrealized (losses) gains in fair value of publicly traded equity instruments and derivative instrument, net.

European Investments

At September 30, 2026, we owned 59,280,541 shares, or approximately 20.7%, of Klépierre, which had a quoted market price of $40.24 per share.  During the first quarter of 2026, we exchanged 4,074,711 shares of Klépierre to settle the conversion of €110.3 million of the Operating Partnership’s exchangeable bonds, which are exchangeable at the option of the bondholder into shares of Klépierre. In connection with these transactions, we recorded a non-cash gain of $64.3 million, which is included in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the consolidated statement of operations and comprehensive income.  These non-cash investing and financing activities are excluded from our consolidated statements of cash flows. The table below represents summary financial information with respect to our investment in Klépierre. This information is based on applicable Euro:USD exchange rates and after our conversion of Klépierre’s results to GAAP.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Total revenues	$401,741	$393,175	$1,209,293	$1,135,742
Operating income before other items	212,994	204,594	631,729	569,968
Consolidated net income	165,458	140,915	476,319	369,135
Our share of net income	30,469	30,877	83,994	71,789
Amortization of excess investment	(3,484)	1,883	(10,545)	(8,125)

During the three months ended September 30, 2025, Klépierre completed the disposal of its interest in certain shopping centers and our share of the net gain was $8.3 million. For the nine months ended September 30, 2025, Klépierre completed the disposal of its interest in certain shopping centers and our share of the net loss was $1.3 million. These transactions are included in gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net in the accompanying consolidated statements of operations and comprehensive income.

We have an interest in a European investee that had interests in 12 Designer Outlet properties as of September 30, 2026 and December 31, 2025, eight of which are consolidated by us as of September 30, 2026. As of September 30, 2026, our legal percentage ownership interests in these properties ranged from 23% to 94%.

In addition, we have a 50.0% noncontrolling interest in a European property management and development company that provides services to the Designer Outlet properties.

Asian Joint Ventures

We conduct our international Premium Outlet operations in Japan through a joint venture with Mitsubishi Estate Co., Ltd. We have a 40% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $244.2 million and $245.0 million as of September 30, 2026 and December 31, 2025, respectively, including all related components of accumulated other comprehensive income (loss). We conduct our international Premium Outlet operations in South Korea through a joint venture with Shinsegae International Co. We have a 50% noncontrolling ownership interest in this joint venture. The carrying amount of our investment in this joint venture was $217.7 million and $216.8 million as of September 30, 2026 and December 31, 2025, respectively, including all related components of accumulated other comprehensive income (loss).

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

COMBINED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
Assets:
Investment properties, at cost	$21,951,852	$22,077,749
Less - accumulated depreciation	10,289,708	9,020,481
	11,662,144	13,057,268
Cash and cash equivalents	1,572,520	1,264,619
Tenant receivables and accrued revenue, net	617,183	605,756
Right-of-use assets, net	116,537	108,349
Deferred costs and other assets	690,541	572,826
Total assets	$14,658,925	$15,608,818
Liabilities and Partners’ Deficit:
Mortgages	$16,429,166	$16,374,773
Accounts payable, accrued expenses, intangibles, and deferred revenue	1,208,444	1,117,855
Lease liabilities	120,242	99,837
Other liabilities	393,534	334,246
Total liabilities	18,151,386	17,926,711
Preferred units	67,450	67,450
Partners’ deficit	(3,559,911)	(2,385,343)
Total liabilities and partners’ deficit	$14,658,925	$15,608,818
Our Share of:
Partners’ deficit	$(1,553,567)	$(1,247,554)
Add: Excess Investment	2,928,745	2,773,173
Our net Investment in unconsolidated entities, at equity	$1,375,178	$1,525,619

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

COMBINED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
REVENUE:
Lease income	$954,138	$758,148	$2,813,583	$2,265,844
Other income	102,772	110,101	311,661	317,108
Total revenue	1,056,910	868,249	3,125,244	2,582,952
OPERATING EXPENSES:
Property operating	207,754	166,804	624,152	499,411
Depreciation and amortization	176,169	152,713	538,544	471,399
Real estate taxes	70,178	50,187	203,887	167,586
Repairs and maintenance	29,408	23,564	78,849	62,531
Advertising and promotion	24,665	20,963	74,683	65,586
Other	63,892	62,078	203,360	180,233
Total operating expenses	572,066	476,309	1,723,475	1,446,746
Operating Income Before Other Items	484,844	391,940	1,401,769	1,136,206
Interest expense	(209,537)	(175,580)	(620,114)	(520,944)
Gain (loss) on sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	229,636	1,217	229,636	1,217
Net Income	$504,943	$217,577	$1,011,291	$616,479
Third-Party Investors’ Share of Net Income	$257,552	$110,051	$516,134	$314,298
Our Share of Net Income	247,391	107,526	495,157	302,181
Amortization of Excess Investment	(13,708)	(13,822)	(110,049)	(42,158)
Our Share of (Gain) loss on Acquisition of Controlling Interest, Sale or Disposal of, or Recovery on, Assets and Interests in Unconsolidated Entities and Impairment, net	(114,588)	(722)	(114,588)	(722)
Income from Unconsolidated Entities	$119,095	$92,982	$270,520	$259,301

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

7. Debt

Unsecured Debt

At September 30, 2026, our unsecured debt, excluding discounts and debt issuance costs, consisted of $19.6 billion of senior unsecured notes of the Operating Partnership, a €350.0 million ($397.0 million U.S. dollar equivalent) unsecured term loan, a $460.0 million unsecured term loan, and $755.0 million outstanding under the Operating Partnership’s global unsecured commercial paper program, or Commercial Paper program. The Operating Partnership also has a $5.0 billion unsecured revolving credit facility, or Credit Facility, and a $3.5 billion unsecured revolving credit facility, or Supplemental Facility, and together with the Credit Facility, the Credit Facilities.

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

Borrowings under the Credit Facility bear interest, at our election, at either (i) (x) for Term Benchmark Loans, the Term SOFR Rate, the applicable Local Rate, the term CORRA Rate, the Adjusted EURIBOR Rate, or the Adjusted TIBOR Rate, (y) for RFR Loans, if denominated in Pounds Sterling, SONIA, if denominated in U.S. dollars, Daily Simple SOFR and, if denominated in Canadian dollars, Daily Simple CORRA, or (z) for Daily SOFR Loans, the Floating Overnight Daily SOFR Rate, in each case of clauses (x) through (z) above, plus a margin determined by our corporate credit rating of between 0.625% and 1.350% or (ii) for loans denominated in U.S. dollars only, the base rate (which rate is equal to the greatest of the prime rate, the federal funds effective rate plus 0.500% or the Term SOFR Rate for an interest period of one month plus 1.000%) (the “Base Rate”), plus a margin determined by our corporate credit rating of between 0.000% and 0.350%. The Credit Facility includes a facility fee determined by our corporate credit rating of between 0.100% and 0.300% on the aggregate revolving commitments under the Credit Facility.  Based upon our current credit ratings at September 30, 2026, the interest rate on the Credit Facility is SOFR plus 65.0 basis points.

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

At September 30, 2026, we had an aggregate available borrowing capacity of $7.7 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the nine months ended September 30, 2026 was $460.0 million and the weighted average outstanding balance was $284.8 million. Letters of credit of $3.1 million were outstanding under the Credit Facilities as of September 30, 2026.

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness.  The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On September 30, 2026, we had $755.0 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar denominated notes with a weighted average interest rate of 3.97%. These borrowings have a weighted average maturity date of October 15, 2026 and reduced amounts otherwise available under the Credit Facilities.

During the first nine months of 2026, we settled the conversion of €706.4 million ($824.3 million U.S. dollar equivalent) of the Operating Partnership’s exchangeable bonds, which are exchangeable at the option of the bondholder into shares of Klépierre, reducing the outstanding balance to €28.2 million ($32.0 million U.S. dollar equivalent) as of September 30, 2026.  Amounts settled through the exchange of Klépierre shares are discussed in Note 6. The remaining conversions were settled in cash for €770.2 million ($898.7 million U.S. dollar equivalent).

On September 16, 2026, the Operating Partnership completed the issuance of $400.0 million of senior unsecured notes with a fixed interest rate of 5.25% and a maturity date of February 15, 2032, and $400.0 million of senior unsecured notes with a fixed interest rate of 5.65% and a maturity date of October 1, 2036. As of September 30, 2026, the Operating Partnership had $750.0 million of 3.25% senior unsecured notes outstanding that mature on November 30, 2026.

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

On January 29, 2025, the Operating Partnership drew €376.0 million under the Credit Facility and used the proceeds to facilitate the acquisition of two Italian assets.  On March 13, 2025, we repaid €18.0 million that had been outstanding under the Credit Facility at December 31, 2024.  On March 20, 2025, the Operating Partnership entered into a €350.0 million unsecured term loan with a maturity date of March 20, 2027, which has been subsequently extended to March 20, 2029, and swapped the interest rate to an all-in fixed rate of 2.6% which matured on March 20, 2026.  The proceeds of the term loan, along with cash on hand, were used to repay the then-remaining €376.0 million outstanding under the Credit Facility.

Mortgage Debt

Total mortgage indebtedness was $7.4 billion and $8.2 billion at September 30, 2026 and December 31, 2025, respectively. On October 31, 2025, as part of the TRG Acquisition, discussed in Note 4, the Operating Partnership’s consolidated debt increased $3.1 billion. During the third quarter of 2026, we unencumbered two properties using existing liquidity, which reduced mortgage indebtedness by $540.0 million.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Credit Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Credit Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of September 30, 2026, we were in compliance with all covenants of our unsecured debt.

At September 30, 2026, our consolidated subsidiaries were the borrowers under 38 non-recourse mortgage notes secured by mortgages on 42 properties and other assets, including three separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of seven properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At September 30, 2026, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Fair Value of Debt

The carrying value of our variable-rate mortgages and other loans approximates their fair values. We estimate the fair values of consolidated fixed-rate mortgages using cash flows discounted at current borrowing rates and other indebtedness using cash flows discounted at current market rates. We estimate the fair values of consolidated fixed-rate unsecured notes using quoted market prices, or, if no quoted market prices are available, we use quoted market prices for securities with similar terms and maturities. The book value of our consolidated fixed-rate mortgages and unsecured indebtedness including commercial paper was $27.2 billion and $28.1 billion as of September 30, 2026 and December 31, 2025, respectively. The fair values of these financial instruments and the related discount rate assumptions as of September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30,	December 31,
	2026	2025
Fair value of consolidated fixed-rate mortgages and unsecured indebtedness (in millions)	$24,989	$27,300
Weighted average discount rates assumed in calculation of fair value for fixed-rate mortgages	6.89%	5.63%
Weighted average discount rates assumed in calculation of fair value for fixed-rate unsecured indebtedness	7.14%	6.05%

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

8. Equity

During the nine months ended September 30, 2026, Simon issued 70,000 shares of common stock to a limited partner of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership.  During the nine months ended September 30, 2026, the Operating Partnership redeemed 244,355 units from seven limited partners for $52.0 million. These transactions increased Simon’s ownership interest in the Operating Partnership.

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

On February 5, 2026, Simon’s Board of Directors authorized a new common stock repurchase program, which immediately replaced the existing repurchase plan.  Under the plan, Simon may purchase up to $2.0 billion of its common stock during the period ending on February 29, 2028 in the open market or in privately negotiated transactions as market conditions warrant.  As of the period ended September 30, 2026, Simon purchased 2,622,260 shares at an average price of $199.26 per share under this plan.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

We paid a common stock dividend of $2.25 per share for the third quarter of 2026, and $6.70 for the nine months ended September 30, 2026.  We paid common stock dividends of $6.35 per share for the nine months ended September 30, 2025.  The Operating Partnership paid distributions per unit for the same amounts.  On November 5, 2026, Simon’s Board of Directors declared a quarterly cash dividend for the fourth quarter of 2026 of $2.30 per share, payable on December 31, 2026 to shareholders of record on December 10, 2026.  The distribution rate on units is equal to the dividend rate on common stock.

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

Limited Partners’ Preferred Interest in the Operating Partnership and Noncontrolling Redeemable Interests in Properties.  The redemption features of the preferred units in the Operating Partnership contain provisions which could require the Operating Partnership to settle the redemption in cash. As a result, this series of preferred units in the Operating Partnership remains classified outside permanent equity.  The remaining interests in a property or portfolio of properties which are redeemable at the option of the holder or in circumstances that may be outside Simon’s control are accounted for as temporary equity. The carrying amount of the noncontrolling interest is adjusted to the redemption amount assuming the instrument is redeemable at the balance sheet date.  Changes in the redemption value of the underlying noncontrolling interest are recorded within accumulated deficit in the consolidated statements of equity in issuance of unit equivalents and other.  There were no noncontrolling interests redeemable at amounts in excess of fair value as of September 30, 2026 and December 31, 2025.  The following table summarizes the preferred units in the Operating Partnership and the amount of the noncontrolling redeemable interests in properties as follows:

	As of	As of
	September 30,	December 31,
	2026	2025
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 105,373 issued and outstanding	$10,537	$10,537
Other noncontrolling redeemable interests	258,399	222,769
Limited partners’ preferred interest in the Operating Partnership and noncontrolling redeemable interests in properties	$268,936	$233,306

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

	As of	As of
	September 30,	December 31,
	2026	2025
7.50% Cumulative Redeemable Preferred Units, 260,000 units authorized, 105,373 issued and outstanding	$10,537	$10,537
Other noncontrolling redeemable interests	258,399	222,769
Total preferred units, at liquidation value, and noncontrolling redeemable interests in properties	$268,936	$233,306

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

2023 LTI Program.  In the first quarter of 2023, the Compensation and Human Capital Committee established and granted awards under a 2023 Long-Term Incentive Program, or 2023 LTI Program.  Awards under the 2023 LTI Program, took the form of LTIP units and restricted stock units.  Awards of LTIP units under this program will be considered earned if the respective performance conditions (based on FFO and Objective Criteria Goals), subject to adjustment based upon a TSR modifier, with respect to the FFO performance condition, as defined in the applicable award agreements, are achieved during the applicable three-year measurement period.  Any units determined to be earned LTIP units under the 2023 LTI Program will vest on January 1, 2027.  The 2023 LTI Program provides that the amount earned related to the performance-based portion of the awards is dependent on the Compensation and Human Capital Committee’s determination of Simon’s FFO performance and the achievement of certain Objective Criteria Goals and has a maximum potential fair value at grant date of $42.5 million.  As part of the 2023 LTI Program, on March 1, 2023, the Compensation and Human Capital Committee also established a grant of 64,852 time-based restricted stock units under the 2019 Plan at a grant date fair market value of $121.25 per share.  These time-based awards vested on March 1, 2026.  The $7.9 million grant date fair value of these awards was recognized as expense over the three-year vesting period.

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

We recorded compensation expense, net of capitalization and forfeitures, related to the aforementioned LTIP and LTI programs of approximately $73.8 million and $39.0 million for the nine months ended September 30, 2026 and 2025, respectively.

Restricted Stock Awards.  During 2026, the Compensation and Human Capital Committee awarded a total of 111,354 shares of restricted stock to employees, net of forfeitures, and non-employee Directors at an average grant date fair value of $188.54 per share.  These shares represent a portion of the compensation we pay our non-employee Directors, and all of the shares have been placed in a non-employee Director deferred compensation account maintained by us.  The grant date fair value of the employee restricted stock awards is being recognized over the three-year vesting period.  The grant date fair value of the non-employee Director restricted stock awards is being recognized over the one-year vesting service period.  In accordance with the Operating Partnership's partnership agreement, the Operating Partnership issued an equal number of units to Simon that are subject to the same vesting conditions as the restricted stock.

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

We recorded compensation expense, net of capitalization, related to restricted stock of approximately $20.8 million and $19.5 million for the nine months ended September 30, 2026 and 2025, respectively.

9. Lease Income

Fixed lease income under our operating leases includes fixed minimum lease consideration and fixed CAM reimbursements recorded on a straight-line basis. Variable lease income includes consideration based on sales, as well as reimbursements for real estate taxes, utilities, marketing, and certain other items as discussed below.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Fixed lease income	$1,354,145	$1,173,555	$4,019,006	$3,430,472
Variable lease income	327,248	279,375	950,627	769,340
Total lease income	$1,681,393	$1,452,930	$4,969,633	$4,199,812

Tenant receivables and accrued revenue in the accompanying consolidated balance sheets includes straight-line receivables of $610.5 million and $565.5 million on September 30, 2026, and December 31, 2025, respectively.

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

Lease Commitments

As of September 30, 2026, we are subject to ground leases that cover all or a portion of 29 of our consolidated properties with termination dates extending through 2105, including periods for which exercising an extension option is reasonably assured.  These ground leases generally require us to make fixed annual rental payments, or a fixed annual rental payment plus a percentage rent component based upon the revenues or total reported sales of the property.  In addition, we have several regional office locations that are subject to leases with termination dates ranging from 2028 to 2034.  These office leases generally require us to make fixed annual rental payments plus pay our share of common area, real estate taxes, and utility expenses.  Some of our ground and office leases include escalation clauses.  All of our lease arrangements are classified as operating leases.  We incurred ground lease expense and office lease expense, which are included in other expense and home office and regional expense, respectively, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating Lease Cost
Fixed lease cost	$11,494	$10,039	$38,505	$27,793
Variable lease cost	5,456	3,680	13,856	11,545
Total operating lease cost	$16,950	$13,719	$52,361	$39,338

	For the Nine Months Ended
	September 30,
	2026	2025
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$52,218	$39,300

Weighted-average remaining lease term - operating leases	34.4 years	30.8 years
Weighted-average discount rate - operating leases	5.55%	5.32%

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

Remaining minimum lease payments due under these leases for years ending December 31, excluding applicable extension options and renewal options unless reasonably certain of exercise and any sublease income, are as follows:

2026	$13,041
2027	52,377
2028	52,601
2029	52,647
2030	52,768
Thereafter	1,530,930
$1,754,364
Impact of discounting	(1,029,403)
Operating lease liabilities	$724,961

Guarantees of Indebtedness

Joint venture debt is the liability of the joint venture and is typically secured by the joint venture property, which is non-recourse to us. In addition to the guarantee disclosed in Note 6, as of September 30, 2026 and December 31, 2025, the Operating Partnership guaranteed joint venture related mortgage indebtedness of $128.4 million and $118.8 million, respectively.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount.

Concentration of Credit Risk

Our U.S. Malls, Premium Outlets, and The Mills rely upon anchor tenants to attract customers; however, anchors do not contribute materially to our financial results as many anchors own their spaces. No customer or tenant accounts for 5% or more of our consolidated revenues.

11. Segments and Geographic Locations

Our primary business is the ownership, development and management of premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets, and The Mills.  We identify our operating segments based on how our chief operating decision maker (“CODM”) allocates resources, assesses performance, and makes decisions.  Our CODM is our Chief Executive Officer, President, and Chief Operating Officer who is actively involved in all aspects of the portfolio operations.  We have aggregated our consolidated real estate operations, including malls, Premium Outlets, The Mills, and our consolidated international real estate operations into one reportable segment because they have similar economic characteristics and we provide similar products and services to similar types of, and in many cases, the same, tenants.  Revenue earned from these segment operations represents substantially all of lease income reported on the consolidated statements of operations and comprehensive income, all of which is generated from external customers, with the exception of eliminations made to remove our share of lease income earned from tenants in which we have an ownership interest.  The primary financial measure the CODM uses to measure the operating performance of the consolidated real estate operations is net operating income (“NOI”), which is reconciled to consolidated net income below.  The Company believes that NOI is helpful to investors as a measure of operating performance because it is a direct measure of the actual operating results of the Company’s properties and because it is a widely recognized measure of the performance of REITs providing a relevant basis for comparison among REITs.  Non-segment revenue includes Management Fees and Other revenues, described earlier in Note 3, and the majority of Other income, which primarily includes interest income and miscellaneous activities such as land sales, dividends received from certain investments and other activities as disclosed through these notes to the extent material, as well as eliminations. None of our unconsolidated investments meet the materiality threshold required for separate reporting as a reportable segment, though we have included disclosures related to the activities of these investments in Note 6.  Approximately 96% of total consolidated assets, with the exception of our investment in Klépierre and other unconsolidated entities and certain other assets, are attributable to our real estate segment.

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

As of September 30, 2026 and 2025, approximately 6.4% and 9.2%, respectively, of our consolidated long-lived assets were located outside the United States and as of September 30, 2026 and 2025, approximately 4.9% and 5.4%, respectively, of our consolidated total revenues were derived from assets located outside the United States.  Substantially all of our capital expenditures reported in the consolidated statements of cash flows relate to our segment operations.

The following table reconciles our reportable segment to net income:

	For the Three Months Ended September 30, 2026
		All other &
	Real estate	eliminations,
	segment	net	Consolidated

Income:
Lease Income	$1,680,109	$1,284	$1,681,393
Management fees and other revenues	—	46,181	46,181
Other Income	49,736	37,246	86,982
Total	1,729,845	84,711	1,814,556
Expenses:
Property Operating	234,156	(53,329)	180,827
Real estate taxes	126,189	146	126,335
Repairs and maintenance	30,970	630	31,600
Advertising and promotion	36,727	(782)	35,945
Other	23,990	19,128	43,118
Total	452,032	(34,207)	417,825
NOI of consolidated entities	$1,277,813	$118,918	$1,396,731
Other Income:
Income and other tax benefit			22,565
Income from unconsolidated entities			152,992
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net			10,701
Other Expenses:
Depreciation and amortization			510,768
Home and regional office costs			70,349
General and administrative			11,164
Interest expense			287,590
Loss due to disposal, exchange, or revaluation of equity interests, net			8,259
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net			129,565
Consolidated Net Income			$565,294

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

	For the Nine Months Ended September 30, 2026
		All other &
	Real estate	eliminations,
	segment	net	Consolidated

Income:
Lease Income	$4,972,563	$(2,930)	$4,969,633
Management fees and other revenues	—	127,203	127,203
Other Income	142,524	122,887	265,411
Total	5,115,087	247,160	5,362,247
Expenses:
Property Operating	684,092	(161,066)	523,026
Real estate taxes	396,089	(1,889)	394,200
Repairs and maintenance	102,679	1,808	104,487
Advertising and promotion	112,446	(3,516)	108,930
Other	73,726	52,182	125,908
Total	1,369,032	(112,481)	1,256,551
NOI of consolidated entities	$3,746,055	$359,641	$4,105,696
Other Income:
Income and other tax benefit			31,691
Income from unconsolidated entities			250,871
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net			66,294
Other Expenses:
Depreciation and amortization			1,429,541
Home and regional office costs			207,847
General and administrative			77,468
Interest expense			844,417
Loss due to disposal, exchange, or revaluation of equity interests, net			26,588
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net			160,602
Other expense			130
Consolidated Net Income			$1,707,959

Simon Property Group, Inc.
Simon Property Group, L.P.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
(Dollars in thousands, except share, per share, unit and per unit amounts and where indicated in millions or billions)

	For the Three Months Ended September 30, 2025
		All other &
	Real estate	eliminations,
	segment	net	Consolidated

Income:
Lease Income	$1,456,774	$(3,844)	$1,452,930
Management fees and other revenues	—	36,925	36,925
Other Income	41,596	70,121	111,717
Total	1,498,370	103,202	1,601,572
Expenses:
Property Operating	196,725	$(46,914)	$149,811
Real estate taxes	114,598	802	115,400
Repairs and maintenance	25,073	522	25,595
Advertising and promotion	39,396	(751)	38,645
Other	17,713	22,482	40,195
Total	393,505	(23,859)	369,646
NOI of consolidated entities	$1,104,865	$127,061	$1,231,926
Other Income:
Income from unconsolidated entities			143,916
Unrealized gains in fair value of publicly traded equity instruments and derivative instrument, net			2,243
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net			10,398
Other Expenses:
Depreciation and amortization			338,639
Home and regional office costs			64,282
General and administrative			16,091
Interest expense			242,790
Income and other tax expense			15,114
Loss due to disposal, exchange, or revaluation of equity interests, net			8,871
Consolidated Net Income			$702,696

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

We own, develop and manage premier shopping, dining, entertainment and mixed-use destinations, which consist primarily of malls, Premium Outlets®, and The Mills®. As of September 30, 2026, we owned or held an interest in 212 income-producing properties in the United States, which consisted of 107 malls, 67 Premium Outlets, 16 Mills, six lifestyle centers, and 16 other retail properties in 38 states and Puerto Rico. Internationally, as of September 30, 2026, we had ownership in 42 properties primarily located in Asia, Europe, and Canada. As of September 30, 2026, we also owned a 20.7% equity stake in Klépierre SA, or Klépierre, a publicly traded, Paris-based real estate company which owns, or has an interest in, shopping centers located in 13 countries in Europe. We also have interests in investments in retail operations (such as Catalyst Brands LLC, or Catalyst); an e-commerce venture (Rue Gilt Groupe, or RGG, which operates shop.simon.com), and Jamestown (a global real estate investment and management company), collectively, our other platform investments.

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

Results Overview

Diluted earnings per share and diluted earnings per unit decreased $0.32 during the first nine months of 2026 to $4.51 from $4.83 for the same period last year.  The net changes to the components of these diluted earnings per share and diluted earnings per unit primarily consisted of:

●	improved operating performance and solid core business fundamentals in 2026 and the impact of our acquisition activity, as further discussed in the year over year results of operations discussion below,
●	a non-cash gain of $64.3 million, or $0.17 per diluted share/unit, due to the exchange of 4,074,711 shares of Klépierre to settle the conversion of €110.3 million of the Operating Partnership’s exchangeable bonds in 2026, offset by
●	an increased unrealized, unfavorable change in fair value of publicly traded equity instruments and derivative instrument, net, of $45.6 million, net of tax, or $0.11 per diluted share/unit, and
●	decreased income due to unfavorable year-over-year operations from our other platform investments.

Portfolio NOI increased 7.2% for the nine month period in 2026 over the prior year period primarily as a result of improved operations in our domestic and international portfolios and our acquisition activity. Average base minimum rent for U.S. Malls and Premium Outlets increased 6.1% to $62.75 psf as of September 30, 2026, from $59.14 psf as of September 30, 2025.  Ending occupancy for our U.S. Malls and Premium Outlets increased 0.1% to 96.5% as of September 30, 2026, from 96.4% as of September 30, 2025.

Our effective overall borrowing rate at September 30, 2026 on our consolidated indebtedness increased 33 basis points to 4.07% as compared to 3.74% at September 30, 2025. This is primarily due to an increase in the effective overall borrowing rate on the fixed rate debt of 28 basis points. The weighted average years to maturity of our consolidated indebtedness was 7.1 years and 7.0 years at September 30, 2026 and December 31, 2025, respectively.

Our financing activity for the nine months ended September 30, 2026 included:

●	During the third quarter of 2026, we unencumbered two properties using existing liquidity, which reduced mortgage indebtedness by $540.0 million.
●	On September 16, 2026, the Operating Partnership completed the issuance of $400.0 million of senior unsecured notes with a fixed interest rate of 5.25% and a maturity date of February 15, 2032, and $400.0 million of senior unsecured notes with a fixed interest rate of 5.65% and a maturity date of October 1, 2036. The proceeds are expected to be used to fund the repayment of all or a portion of its $750.0 million of 3.25% senior unsecured notes outstanding as of September 30, 2026, that mature on November 30, 2026, and for general corporate purposes.
●	On June 18, 2026, the Operating Partnership entered into a $460.0 million unsecured term loan with a maturity date of June 18, 2031, and swapped the interest rate to an all-in fixed rate of 4.02%. The proceeds of the term loan were used to repay the remaining $460.0 million outstanding under the Credit Facility.
●	On June 15, 2026, the Operating Partnership completed the issuance of €500.0 million of senior unsecured notes with a fixed interest rate of 3.65% and a maturity date of June 15, 2031. The proceeds were used for general corporate purposes.
●	Settling during the first nine months of 2026 the conversion of €706.4 million ($824.3 million U.S. dollar equivalent) of the Operating Partnership’s exchangeable bonds, which are exchangeable at the option of the bondholder into shares of Klépierre, reducing the outstanding balance to €28.2 million ($32.0 million U.S. dollar equivalent) as of September 30, 2026. During the first nine months of 2026 we exchanged 4,074,711 shares of Klépierre to settle the conversion of €110.3 million of the exchangeable bonds. The remaining conversions were settled in cash for €770.2 million ($898.7 million U.S. dollar equivalent).
●	On March 5, 2026, the Operating Partnership amended, restated, and extended the Credit Facility and amended the Supplemental Facility.
●	On January 13, 2026, the Operating Partnership completed the issuance of $800.0 million of senior unsecured notes with a fixed interest rate of 4.30% and a maturity date of January 15, 2031. The proceeds were used to redeem, at par, its $800.0 million 3.30% senior unsecured notes at maturity on January 15, 2026.
●	Increasing our borrowings under the Commercial Paper program by $400.0 million.

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

The following table sets forth these key operating statistics for domestic properties:

●	properties that are consolidated in our consolidated financial statements,
●	properties we account for under the equity method of accounting as joint ventures, and
●	the foregoing two categories of properties on a total portfolio basis.

	September 30,	September 30,	%/Basis Points
	2026	2025	Change (1)
U.S. Malls and Premium Outlets:
Ending Occupancy
Consolidated	96.6%	96.4%	20 bps
Unconsolidated	96.2%	96.1%	10 bps
Total Portfolio	96.5%	96.4%	10 bps
Average Base Minimum Rent per Square Foot
Consolidated	$60.41	$57.41	5.2%
Unconsolidated	$69.49	$64.39	7.9%
Total Portfolio	$62.75	$59.14	6.1%
The Mills:
Ending Occupancy	98.9%	99.4%	-50 bps
Average Base Minimum Rent per Square Foot	$42.44	$38.25	11.0%
(1)	Percentages may not recalculate due to rounding. Percentage and basis point changes are representative of the change from the comparable prior period.

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

Current Leasing Activities

During the nine months ended September 30, 2026, we signed 853 new leases and 1,419 renewal leases (excluding mall anchors and majors, new development, redevelopment and leases with terms of one year or less) with a fixed minimum rent across our U.S. Malls and Premium Outlets portfolio, comprising approximately 8.6 million square feet, of which 6.8 million square feet related to consolidated properties. During the comparable period in 2025, we signed 819 new leases and 1,383 renewal leases with a fixed minimum rent, comprising approximately 8.3 million square feet, of which 6.4 million square feet related to consolidated properties. The average annual initial base minimum rent for new leases was $76.03 per square foot in 2026 and $65.09 per square foot in 2025 with an average tenant allowance on new leases of $54.12 per square foot and $60.13 per square foot, respectively.

Japan Data

The following are selected key operating statistics for our Premium Outlets in Japan. The information used to prepare these statistics has been supplied by the managing venture partner.

	September 30,	September 30,	%/Basis Points
	2026	2025	Change
Ending Occupancy	99.8%	99.9%	-10 bps
Average Base Minimum Rent per Square Foot	¥5,652	¥5,578	1.33%

Results of Operations

The following acquisitions, dispositions and openings of consolidated properties affected our consolidated results in the comparative periods:

●	On November 17, 2025, we acquired a 100% interest in a retail property, Phillips Place, a 132,805 square foot center in Charlotte, North Carolina.
●	On October 31, 2025, we closed on the acquisition of the remaining 12% interest in TRG which we did not previously own. As a result of this acquisition, we obtained control of and consolidated TRG as of the acquisition date. TRG had an interest in 22 regional, super-regional, and outlet malls in the U.S. and Asia, 11 of which are now consolidated and 11 of which are accounted for under the equity method upon the acquisition.
●	On June 27, 2025, we acquired the remaining interest in the retail component and 100% of the parking component of Brickell City Centre resulting in the consolidation of the retail component of this property.
●	On April 1, 2025, we acquired the remaining interest in Briarwood Mall from a joint venture partner, resulting in the consolidation of this property.
●	On January 30, 2025, we acquired 100% interest in two luxury outlet destinations in Italy, The Mall Luxury Outlets Firenze, a 264,750 square foot center located in Leccio, nearby Florence, and The Mall Luxury Outlets Sanremo, a 122,300 square foot center located in Sanremo.

The following acquisitions, dispositions and openings of equity method investments and properties affected our income from unconsolidated entities in the comparative periods:

●	During the fourth quarter of 2025, we disposed of one retail property.
●	On March 6, 2025, we opened Jakarta Premium Outlets, a 302,000 square foot center in Indonesia. We own a 50% interest in this center.

Three months ended September 30, 2026 vs. Three months ended September 30, 2025

Lease income increased $228.5 million, driven by an increase of $181.2 million due to our acquisition activity, our development activity, and increases in fixed and variable lease consideration.

Other income decreased $24.7 million as a result of 2025 land sale activity of $18.7 million, a $14.7 million decrease in interest income and a $5.9 million decrease in distributions and other income sources, partially offset by a $14.6 million increase in Simon Media and Experiences.

Property operating expenses increased $31.0 million, due to inflationary cost increases and $22.3 million related to our acquisition activity.

Depreciation and amortization increased $172.1 million, primarily related to our acquisition activity, including a $49.8 million measurement period adjustment in connection with the finalization of the valuation of TRG Acquisition assets acquired and liabilities assumed to our preliminary estimate of depreciation and amortization expense of investment properties and in-place lease intangible assets.

Home and regional office costs increased $6.1 million due to increased personnel and compensation costs, including adjustments to performance-based stock compensation accruals to reflect current results and our expectation of future performance.

Interest expense increased $44.8 million, of which $38.2 million related to our acquisition activity, due to increases related to USD note and commercial paper issuances of $25.3 million and Euro note issuances of $5.3 million, partially offset by a USD bond payoff of $13.0 million and the reduced amounts outstanding on the Euro exchangeable bond, which reduced interest expense by $7.2 million.

Income and other tax benefit (expense) improved $37.7 million, primarily due to a non-cash tax benefit of $30.0 million related to the mark-to-market adjustment on equity securities and a larger tax benefit in 2026 of $5.1 million from Catalyst operations.

During 2026, we recorded non-cash unrealized mark-to-market losses of $129.6 million, including $120.0 million non-cash pre-tax loss related to an equity instrument held within an unconsolidated investment and a $9.6 million loss on the change in fair value of a derivative instrument.  In 2025, we recorded a non-cash unrealized gain of $2.2 million on the change in fair value of a derivative instrument.

During 2026, we recorded a non-cash $10.7 million net gain related to the recapitalization of our investment in an unconsolidated property.  During 2025, we recognized an $8.3 million gain related to the disposition of certain Klépierre assets and a $2.1 million gain on excess insurance proceeds.

Simon’s net income attributable to noncontrolling interests decreased $30.2 million due to a decrease in the net income of the Operating Partnership.

Nine months ended September 30, 2026 vs. Nine months ended September 30, 2025

Lease income increased $769.8 million, driven by an increase of $567.9 million due to our acquisition activity, our development activity, and increases in fixed and variable lease consideration.

Other income increased $0.8 million as a result of a $45.3 million increase in Simon Media and Experiences, a $10.3 million increase in mixed use and franchise income, and a $2.0 million increase in lease settlement, distribution income and other income sources, partially offset by a $38.8 million decrease in interest income and an $18.0 million decrease in land sale activity.

Property operating expenses increased $96.6 million, due to inflationary cost increases and $71.3 million related to our acquisition activity.

Depreciation and amortization increased $423.8 million, of which $404.7 million relates to our acquisition activity.

Real estate taxes increased $66.0 million, of which $59.8 million relates to our acquisition activity, with the remainder primarily due to a large successful property tax appeal impacting 2025.

Repairs and maintenance increased $22.5 million, of which $14.2 million relates to our acquisition activity, with the remainder primarily due to inflationary cost increases and an increase in snow removal costs in 2026.

Home and regional office costs increased $20.9 million due to increased personnel and compensation costs, including adjustments to performance-based stock compensation accruals to reflect current results and our expectations of future performance.

General and administrative costs increased $34.5 million, which includes $40.0 million of accelerated stock compensation expense.

Interest expense increased $141.9 million, of which $116.1 million relates to our acquisition activity, and due to increases related to USD note and commercial paper issuances of $85.6 million and a $6.2 million increase due to the issuance of a Euro term loan, partially offset by a USD bond payoff of $44.4 million and the reduced amounts outstanding on the Euro exchangeable bond which reduced interest expense by $20.7 million.

(Loss) gain due to disposal, exchange, or revaluation of equity interests, net, decreased $98.2 million.  In 2026, we recorded transition and restructuring costs of $26.6 million related to Catalyst and to the TRG Acquisition.  In 2025, we recorded a net pre-tax gain within Catalyst of $71.6 million, primarily because of the deconsolidation of Forever 21.

Income and other tax benefit (expense) improved $74.3 million, due to a non-cash tax benefit of $30.0 million related to the mark-to-market adjustment on equity securities in 2026 and a larger tax benefit in 2026 related to Catalyst operations of $15.0 million, as well as a non-cash tax expense of $27.8 million from the gain at Catalyst related to the deconsolidation of Forever 21 during 2025.

Income from unconsolidated entities decreased $46.3 million, primarily due to lower results of operations from our other platform investments, partially offset by a strong performance of our domestic and international joint venture properties.

We recorded non-cash unrealized losses of $160.6 million in 2026, which includes a $120.0 million mark-to-market adjustment on equity securities held within an unconsolidated investment and a $40.6 million loss on the change in fair value of a derivative instrument, and $85.0 million of non-cash unrealized losses in 2025 as a result of the change in fair value of a derivative instrument.

During 2026, we recorded a $64.3 million gain related to the exchange of 4,074,711 shares of Klépierre to settle the conversion of €110.3 million of the Operating Partnership’s exchangeable bonds, a non-cash $10.7 million net gain related to the recapitalization of our investment in an unconsolidated property, partially offset by a non-cash other-than-temporary impairment charge representing our remaining equity method investment in a real estate venture of $8.7 million.  During 2025, we recognized a $2.1 million gain related to excess insurance proceeds, partially offset by a $1.3 million loss on the disposition of certain Klépierre assets.

Simon’s net income attributable to noncontrolling interests decreased $1.9 million due to a decrease in the net income of the Operating Partnership.

Liquidity and Capital Resources

Because we own long-lived income-producing assets, our financing strategy relies primarily on long-term fixed rate debt. Floating rate debt comprised 4.5% of our total consolidated debt at September 30, 2026. We also enter into interest rate protection agreements from time to time to manage our interest rate risk. We derive most of our liquidity from positive net cash flow from operations and distributions of capital from unconsolidated entities that totaled $3.4 billion in the aggregate during the nine months ended September 30, 2026. The Credit Facilities and the Commercial Paper program provide alternative sources of liquidity as our cash needs vary from time to time. Borrowing capacity under these sources may be increased as discussed further below.

Our balance of cash and cash equivalents decreased $253.2 million during the first nine months of 2026 to $569.9 million as of September 30, 2026 as a result of the operating and financing activity, as further discussed in “Cash Flows” below.

On September 30, 2026, we had an aggregate available borrowing capacity of approximately $7.7 billion under the Credit Facilities, net of letters of credit of $3.1 million. For the nine months ended September 30, 2026, the maximum aggregate outstanding balance under the Credit Facilities was $460.0 million and the weighted average outstanding balance was $284.8 million. The weighted average interest rate was 4.06% for the nine months ended September 30, 2026.

Simon has historically had access to public equity markets and the Operating Partnership has historically had access to private and public long and short-term unsecured debt markets and access to secured debt and private equity from institutional investors at the property level.

Our business model and Simon’s status as a REIT require us to regularly access the debt markets to raise funds for acquisition, development and redevelopment activity, and to refinance maturing debt. Simon may also, from time to time, access the equity capital markets to accomplish our business objectives. We believe we have sufficient cash on hand and availability under the Credit Facilities and the Commercial Paper program to address our debt maturities and capital needs through 2026 and 2027.

Cash Flows

Our net cash flow from operating activities and distributions of capital from unconsolidated entities for the nine months ended September 30, 2026 totaled $3.4 billion. In addition, we had net proceeds from our debt financing and repayment activities of $295.5 million in the first nine months of 2026. These activities are further discussed below under “Financing and Debt.” During the first nine months of 2026, we also:

●	paid stockholder dividends and unitholder distributions totaling approximately $2.5 billion and preferred unit distributions totaling $3.1 million,
●	funded consolidated capital expenditures of $695.0 million (including development and other costs of $42.0 million, redevelopment and expansion costs of $318.0 million, and tenant costs and other operational capital expenditures of $335.0 million),
●	funded the redemption of $52.0 million of Operating Partnership units,
●	funded the repurchase of $572.5 million of Simon’s common stock, and
●	funded investments in unconsolidated entities of $79.1 million.

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

Financing and Debt

Unsecured Debt

At September 30, 2026, our unsecured debt, excluding discounts and debt issuance costs, consisted of $19.6 billion of senior unsecured notes of the Operating Partnership, a €350.0 million ($397.0 million U.S. dollar equivalent) unsecured term loan, a $460.0 million unsecured term loan, and $755.0 million outstanding under the Commercial Paper program.

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

Borrowings under the Supplemental Facility bear interest, at our election, at either (i) (x) for Term Benchmark Loans, the Term SOFR Rate, the applicable Local Rate, the term CORRA Rate, the Adjusted EURIBOR Rate, or the Adjusted TIBOR Rate, (y) for RFR Loans, if denominated in Sterling, SONIA, if denominated in U.S. dollars, Daily Simple SOFR and, if denominated in Canadian dollars, Daily Simple CORRA, or (z) for Daily SOFR Loans, the Floating Overnight Daily SOFR Rate, in each case of clauses (x) through (z) above, plus a margin determined by our corporate credit rating of between 0.625% and 1.350% or (ii) for loans denominated in U.S. dollars only, the Base Rate (which rate is equal to the greatest of the prime rate, the federal funds effective rate plus 0.500% or the Term SOFR Rate for an interest period of one month plus 1.000%), plus a margin determined by our corporate credit rating of between 0.000% and 0.350%.The Supplemental Facility includes a facility fee determined by our corporate credit rating of between 0.100% and 0.300% on the aggregate revolving commitments under the Supplemental Facility. Based upon our current credit ratings at September 30, 2026, the interest rate on the Supplemental Facility is SOFR plus 65.0 basis points.

At September 30, 2026, we had an aggregate available borrowing capacity of $7.7 billion under the Credit Facilities. The maximum aggregate outstanding balance under the Credit Facilities during the nine months ended September 30, 2026 was $460.0 million and the weighted average outstanding balance was $284.8 million. Letters of credit of $3.1 million were outstanding under the Credit Facilities as of September 30, 2026.

The Operating Partnership also has available a Commercial Paper program of $2.0 billion, or the non-U.S. dollar equivalent thereof. The Operating Partnership may issue unsecured commercial paper notes, denominated in U.S. dollars, Euro and other currencies. Notes issued in non-U.S. currencies may be issued by one or more subsidiaries of the Operating Partnership and are guaranteed by the Operating Partnership.  Notes will be sold under customary terms in the U.S. and Euro commercial paper note markets and rank (either by themselves or as a result of the guarantee described above) pari passu with the Operating Partnership's other unsecured senior indebtedness.  The Commercial Paper program is supported by the Credit Facilities and, if necessary or appropriate, we may make one or more draws under either of the Credit Facilities to pay amounts outstanding from time to time on the Commercial Paper program. On September 30, 2026, we had $755.0 million outstanding under the Commercial Paper program, fully comprised of U.S. dollar denominated notes with a weighted average interest rate of 3.97%. These borrowings have a weighted average maturity date of October 15, 2026 and reduced amounts otherwise available under the Credit Facilities.

During the first nine months of 2026, we settled the conversion of €706.4 million ($824.3 million U.S. dollar equivalent) of the Operating Partnership’s exchangeable bonds, which are exchangeable at the option of the bondholder into shares of Klépierre, reducing the outstanding balance to €28.2 million ($32.0 million U.S. dollar equivalent) as of September 30, 2026.  Amounts settled through the exchange of Klépierre shares are discussed in Note 6. The remaining conversions were settled in cash for €770.2 million ($898.7 million U.S. dollar equivalent).

On September 16, 2026, the Operating Partnership completed the issuance of $400.0 million of senior unsecured notes with a fixed interest rate of 5.25% and a maturity date of February 15, 2032, and $400.0 million of senior unsecured notes with a fixed interest rate of 5.65% and a maturity date of October 1, 2036. The proceeds are expected to fund all or a portion of the $750.0 million of 3.25% senior unsecured notes outstanding at September 30, 2026, that mature on November 30, 2026, and for general corporate purposes.

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

Mortgage Debt

Total mortgage indebtedness was $7.4 billion and $8.2 billion at September 30, 2026 and December 31, 2025, respectively. On October 31, 2025, as part of the TRG Acquisition, discussed in Note 4 of the condensed notes to the consolidated financial statements, the Operating Partnership’s consolidated debt increased $3.1 billion. During the third quarter of 2026, we unencumbered two properties using existing liquidity, which reduced mortgage indebtedness by $540.0 million.

Covenants

Our unsecured debt agreements contain financial covenants and other non-financial covenants. The Credit Facilities contain ongoing covenants relating to total and secured leverage to capitalization value, minimum earnings before interest, taxes, depreciation, and amortization, or EBITDA, and unencumbered EBITDA coverage requirements.  Payment under the Credit Facilities can be accelerated if the Operating Partnership or Simon is subject to bankruptcy proceedings or upon the occurrence of certain other events. If we were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lender, including adjustments to the applicable interest rate. As of September 30, 2026, we were in compliance with all covenants of our unsecured debt.

At September 30, 2026, our consolidated subsidiaries were the borrowers under 38 non-recourse mortgage notes secured by mortgages on 42 properties and other assets, including three separate pools of cross-defaulted and cross-collateralized mortgages encumbering a total of seven properties. Under these cross-default provisions, a default under any mortgage included in the cross-defaulted pool may constitute a default under all mortgages within that pool and may lead to acceleration of the indebtedness due on each property within the pool. Certain of our secured debt instruments contain financial and other non-financial covenants which are specific to the properties that serve as collateral for that debt. If the applicable borrower under these non-recourse mortgage notes were to fail to comply with these covenants, the lender could accelerate the debt and enforce its rights against their collateral. At September 30, 2026, the applicable borrowers under these non-recourse mortgage notes were in compliance with all covenants where non-compliance could individually or in the aggregate, giving effect to applicable cross-default provisions, have a material adverse effect on our financial condition, liquidity or results of operations.

Summary of Financing

Our consolidated debt, adjusted to reflect outstanding derivative instruments, and the effective weighted average interest rates as of September 30, 2026 and December 31, 2025, consisted of the following (dollars in thousands):

		Effective		Effective
	Adjusted Balance	Weighted	Adjusted	Weighted
	as of	Average	Balance as of	Average
Debt Subject to	September 30, 2026	Interest Rate(1)	December 31, 2025	Interest Rate(1)
Fixed Rate	$27,136,535	4.02%	$28,119,149	3.86%
Variable Rate	1,287,368	5.16%	311,026	4.58%
	$28,423,903	4.07%	$28,430,175	3.87%

(1)	Effective weighted average interest rate excludes the impact of net discounts and debt issuance costs.

Contractual Obligations

There have been no material changes to our outstanding capital expenditure and lease commitments previously disclosed in the combined 2025 Annual Report on Form 10-K of Simon and the Operating Partnership.

In regards to long-term debt arrangements, the following table summarizes the material aspects of these future obligations on our consolidated indebtedness as of September 30, 2026, for the remainder of 2026 and subsequent years thereafter (dollars in thousands), assuming the obligations remain outstanding through initial maturities, including applicable exercise of available extension options:

	2026	2027-2028	2029-2030	After 2030	Total
Long Term Debt (1)	$2,030,233	$5,498,752	$5,435,002	$15,681,167	$28,645,154
Interest Payments (2)	282,633	2,024,263	1,613,156	5,227,158	9,147,210

(1)	Represents principal maturities only and, therefore, excludes net discounts and debt issuance costs.
(2)	Variable rate interest payments are estimated based on the SOFR or other applicable rate at September 30, 2026.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of our investments in joint ventures which are common in the real estate industry and are described in Note 6 of the condensed notes to the consolidated financial statements. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint venture debt is secured by a first mortgage, is without recourse to the joint venture partners, and does not represent a liability of the partners, except to the extent the partners or their affiliates expressly guarantee the joint venture debt. In addition to the guarantee disclosed in Note 6 of the condensed notes of the consolidated financial statements, as of September 30, 2026, the Operating Partnership guaranteed joint venture-related mortgage indebtedness of $128.4 million.  Mortgages guaranteed by the Operating Partnership are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligation and which has an estimated fair value in excess of the guaranteed amount. We may elect to fund cash needs of a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans, although such fundings are not typically required contractually or otherwise.

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

Construction continues on certain redevelopment and new development projects in the U.S. and internationally that are nearing completion.  Our share of the costs of all new development, redevelopment and expansion projects currently under construction is approximately $1.2 billion.  Simon’s share of remaining net cash funding required to complete the new development and redevelopment projects currently under construction in the remainder of 2026 and 2027 is approximately $342.0 million.  We expect to fund these capital projects with cash flows from operations. We seek a stabilized return on invested capital in the range of 8-10% for all of our new development, expansion and redevelopment projects.

International Development Activity.  We typically reinvest net cash flow from our international joint ventures to fund future international development activity. We believe this strategy mitigates some of the risk of our initial investment and our exposure to changes in foreign currencies. We have also funded most of our foreign investments with local currency-denominated borrowings that act as a natural hedge against fluctuations in exchange rates. Our consolidated net income exposure to changes in the volatility of the Euro, Yen, Peso, Won, and other foreign currencies is not material.  We expect our share of estimated committed capital for international development projects to be completed with projected delivery in 2026 or 2027 is $2.7 million, which we expect will be primarily funded through reinvested joint venture cash flow and construction loans.

The following describes new development and expansion projects as well as our share of the estimated total cost as of September 30, 2026 (in millions):

		Gross	Our	Our Share of		Our Share of	Projected/Actual
		Leasable	Ownership	Projected Net Cost		Projected Net Cost	Opening
Property	Location	Area (sqft)	Percentage	(in Local Currency)		(in USD) (1)	Date
Expansion:
Yeoju Premium Outlet Phase 1	Seoul, South Korea	15,700	50%	KRW	3,634	$2.7	Dec. - 2026
(1)	USD equivalent based upon September 30, 2026 foreign currency exchange rates.

Dividends, Distributions and Stock Repurchase Program

Simon paid a common stock dividend of $2.25 per share for the third quarter of 2026, and $6.70 for the nine months ended September 30, 2026.  We paid common stock dividends of $6.35 per share for the nine months ended September 30, 2025.  The Operating Partnership paid distributions per unit for the same amounts.  On November 5, 2026, Simon’s Board of Directors declared a quarterly cash dividend for the fourth quarter of 2026 of $2.30 per share, payable on December 31, 2026 to shareholders of record on December 10, 2026.  The distribution rate on units is equal to the dividend rate on common stock.  In order to maintain its status as a REIT, Simon must pay a minimum amount of dividends. Simon’s future dividends and the Operating Partnership’s future distributions will be determined by Simon’s Board of Directors, in its sole discretion, based on actual and projected financial condition, liquidity and results of operations, cash available for dividends and limited partner distributions, cash reserves as deemed necessary for capital and operating expenditures, financing covenants, if any, and the amount required to maintain Simon’s status as a REIT.

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

On February 5, 2026, Simon’s Board of Directors authorized a new common stock repurchase program, which immediately replaced the existing repurchase plan.  Under the plan, Simon may purchase up to $2.0 billion of its common stock during the period ending on February 29, 2028 in the open market or in privately negotiated transactions as market conditions warrant.  As of the period ended September 30, 2026, Simon purchased 2,622,260 shares at an average price of $199.26 under this plan.  As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although Simon believes the expectations reflected in any forward-looking statements are based on reasonable assumptions, Simon can give no assurance that its expectations will be attained, and it is possible that Simon's actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and other factors. Such factors include, but are not limited to: the intensely competitive market environment in the retail real estate industry and the retail industry, including e-commerce, as well as evolving consumer preferences and purchasing habits; the inability to renew leases and relet vacant space at existing properties on favorable terms; the inability to collect rent due to the bankruptcy or insolvency of tenants or otherwise; the potential loss of anchor stores or major tenants; an increase in vacant space at our properties; the loss of key management personnel; changes in economic and market conditions that may adversely affect the general retail environment, including but not limited to those caused by inflation, the impact of tariffs and global trade disruptions on us to the extent impacting our tenants, recessionary pressures, wars, escalating geopolitical tensions as a result of the war in Ukraine and the conflicts in the Middle East, and supply chain disruptions; the potential for violence, civil unrest, criminal activity or terrorist activities, or inappropriate or unacceptable behavior by visitors, at our properties; the availability of comprehensive insurance coverage; security breaches that could compromise our information technology or infrastructure; risks associated with artificial intelligence, including generative artificial intelligence technologies, and the evolving regulatory environment applicable to those technologies; changes in market rates of interest; our international activities subjecting us to risks that are different from or greater than those associated with our domestic operations, including changes in foreign exchange rates; the impact of our substantial indebtedness on our future operations, including covenants in the governing agreements that impose restrictions on us that may affect our ability to operate freely; any disruption in the financial markets that may adversely affect our ability to access capital for growth and satisfy our ongoing debt service requirements; any change in our credit rating; our continued ability to maintain our status as a REIT; changes in tax laws or regulations that result in adverse tax consequences; risks associated with the acquisition, development, redevelopment, expansion, leasing and management of properties; the inability to lease newly developed properties on favorable terms; risks relating to our joint venture properties, including guarantees of certain joint venture indebtedness; the effects of climate change; environmental liabilities; natural or other disasters; uncertainties regarding the impact of pandemics, epidemics or public health crises, and the associated governmental restrictions on our business, financial condition, results of operations, cash flow and liquidity; and general risks related to real estate investments, including the illiquidity of real estate investments. Simon discusses these and other risks and uncertainties under the heading "Risk Factors" in its annual and quarterly periodic reports filed with the SEC. Simon may update that discussion in subsequent other periodic reports, but except as required by law, Simon undertakes no duty or obligation to update or revise these forward-looking statements, whether as a result of new information, future developments or otherwise.

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

We determine FFO based upon the definition set forth by the National Association of Real Estate Investment Trusts (“NAREIT”) Funds From Operations White Paper – 2018 Restatement.  Our main business includes acquiring, owning, operating, developing, and redeveloping real estate in conjunction with the rental of real estate.  Gain and losses of assets incidental to our main business are included in FFO.  We determine FFO to be our share of consolidated net income computed in accordance with GAAP:

●	excluding real estate related depreciation and amortization,
●	excluding gains and losses from the acquisition of controlling interest, sale, disposal or property insurance recoveries of, or any impairment related to, depreciable retail operating properties,
●	plus the allocable portion of FFO of unconsolidated joint ventures based upon economic ownership interest, and
●	all determined on a consistent basis in accordance with GAAP.

We determine Real Estate FFO utilizing the definition of FFO as stated above excluding the impact of operations from

●	Other Platform Investments, net of tax,
●	gains or losses due to disposal, exchange, or revaluation of equity interests, net of tax, and
●	unrealized gains or losses in fair value of publicly traded equity instruments and derivative instruments, net of tax.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Consolidated Net Income	$565,294	$702,696	$1,707,959	$1,824,237
Adjustments to Arrive at FFO:
Depreciation and amortization from consolidated properties (2)	506,543	334,409	1,416,977	993,888
Our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments	122,610	209,612	444,980	626,162
Loss (gain) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net (2)	(10,701)	(10,398)	(66,294)	(794)
Net (gain) loss attributable to noncontrolling interest holders in properties	20,716	(1,231)	8,695	34
Noncontrolling interests portion of depreciation and amortization	(31,791)	(6,419)	(44,993)	(18,757)
Preferred distributions and dividends	(1,032)	(1,126)	(3,096)	(3,377)
FFO of the Operating Partnership	$1,171,639	$1,227,543	$3,464,228	$3,421,393
FFO allocable to limited partners	172,285	165,045	509,237	460,136
Dilutive FFO allocable to common stockholders	$999,354	$1,062,498	$2,954,991	$2,961,257

FFO of the Operating Partnership (1)	$1,171,639	$1,227,543	$3,464,228	$3,421,393
Loss (gain) due to disposal, exchange, or revaluation of equity interests, net of tax	6,534	6,654	21,669	(53,727)
Other platform investments, net of tax	(1,025)	(16,707)	116,732	30,884
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net	99,571	(2,243)	130,607	84,977
Real Estate FFO (1)	$1,276,719	$1,215,247	$3,733,236	$3,483,527

Diluted net income per share to diluted FFO per share reconciliation:
Diluted net income per share	$1.54	$1.86	$4.51	$4.83
Depreciation and amortization from consolidated properties and our share of depreciation and amortization from unconsolidated entities, including Klépierre, TRG and other corporate investments, net of noncontrolling interests portion of depreciation and amortization (2)	1.58	1.42	4.78	4.25
Loss (gain) on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(0.03)	(0.03)	(0.17)	(0.01)
Diluted FFO per share (1)	$3.09	$3.25	$9.12	$9.07
Loss (gain) due to disposal, exchange, or revaluation of equity interests, net of tax	0.02	0.02	0.06	(0.14)
Other platform investments, net of tax	(0.01)	(0.04)	0.30	0.08
Unrealized losses in fair value of publicly traded equity instruments and derivative instrument, net	0.27	(0.01)	0.34	0.23
Real Estate FFO per share (1)	$3.37	$3.22	$9.82	$9.24
Basic and Diluted weighted average shares outstanding	323,371	326,486	324,124	326,429
Weighted average limited partnership units outstanding	55,765	50,713	55,857	50,723
Basic and Diluted weighted average shares and units outstanding	379,136	377,199	379,981	377,152

(2)	For the three months ended March 31, 2026, FFO and Diluted FFO per share includes $40.0 million, or $0.10 per share, of accelerated stock compensation expense, of which $8.3 million, or $0.02 per share, is included in Real Estate FFO and Real Estate FFO per share, and $31.7 million, or $0.08 per share, is included in Other platform investments, net of tax.
(3)	The three months ended September 30, 2026 includes $49.8 million, or $0.13 per share, of additional consolidated depreciation and amortization and a $25.2 million, or $0.07 per share, decrease in amortization of our excess investment in unconsolidated entities, for an increase of $24.6 million, or $0.06 per share, net, as a result of the finalization of purchase accounting related to the TRG Acquisition.

The following schedule reconciles consolidated net income to our beneficial interest of combined NOI and the components thereof.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Reconciliation of NOI of consolidated entities:
Consolidated Net Income	$565,294	$702,696	$1,707,959	$1,824,237
Income and other tax (benefit) expense	(22,565)	15,114	(31,691)	42,584
Loss (gain) due to disposal, exchange, or revaluation of equity interests, net	8,259	8,871	26,588	(71,636)
Interest expense	287,590	242,790	844,417	702,509
Income from unconsolidated entities	(152,992)	(143,916)	(250,871)	(297,150)
Unrealized losses (gains) in fair value of publicly traded equity instruments and derivative instrument, net	129,565	(2,243)	160,602	84,977
Gain on acquisition of controlling interest, sale or disposal of, or recovery on, assets and interests in unconsolidated entities and impairment, net	(10,701)	(10,398)	(66,294)	(794)
Operating Income Before Other Items	804,450	812,914	2,390,710	2,284,727
Depreciation and amortization	510,768	338,639	1,429,541	1,005,748
Home and regional office costs	70,349	64,282	207,847	186,912
General and administrative	11,164	16,091	77,468	43,018
Other expenses (1)	--	—	130	9
NOI of consolidated entities	$1,396,731	$1,231,926	$4,105,696	$3,520,414
Less: Noncontrolling interest partners share of NOI	(18,997)	(10,135)	(54,474)	(26,286)
Beneficial NOI of consolidated entities (2)	$1,377,734	$1,221,791	$4,051,222	$3,494,128
Reconciliation of NOI of unconsolidated entities:
Net Income	$504,943	$217,577	$1,011,291	$616,479
Interest expense	209,537	175,580	620,114	520,944
Gain on sale or disposal of, or recovery on, assets and interests in unconsolidated entities, net	(229,636)	(1,217)	(229,636)	(1,217)
Operating Income Before Other Items	484,844	391,940	1,401,769	1,136,206
Depreciation and amortization	176,169	152,713	538,544	471,399
Other expenses (3)	2	--	29	—
NOI of unconsolidated entities	$661,015	$544,653	$1,940,342	$1,607,605
Less: Joint Venture partners share of NOI	(349,879)	(282,371)	(1,023,777)	(838,033)
Beneficial NOI of unconsolidated entities (2)	$311,136	$262,282	$916,565	$769,572
Add: Beneficial interest of NOI from TRG (4)	—	138,579	—	409,075
Add: Beneficial interest of NOI from other platform investments and investments	95,657	128,240	164,211	248,130
Beneficial interest of Combined NOI	$1,784,527	$1,750,892	$5,131,998	$4,920,905
Less: Beneficial interest of Corporate and Other NOI Sources (5)	56,764	97,266	165,327	195,574
Less: Beneficial interest of NOI from other platform investments (6)	30,674	54,083	(21,619)	54,311
Less: Beneficial interest of NOI from Klépierre (7)	64,983	69,334	182,652	187,977
Beneficial interest of Portfolio NOI	$1,632,106	$1,530,209	$4,805,638	$4,483,043
Beneficial interest of Portfolio NOI Change	6.7%		7.2%
(1)	Represents the write-off of pre-development costs.
(2)	Net Income and those adjustments following to arrive at beneficial interest in NOI includes amounts for TRG assets for periods post October 31, 2025 transaction.

(3)	Represents the gross amount of write-offs at unconsolidated entities of pre-development costs.
(4)	Beneficial interest of NOI from TRG prior to the October 31, 2025 transaction.
(5)	Includes components excluded from portfolio NOI and domestic property NOI (domestic lease termination income, interest income, land sale gains, straight line lease income, above/below market lease adjustments), Simon management company revenues, foreign exchange impact and other assets.
(6)	Other platform investments include retail operations (Catalyst), an e-commerce company (Rue Gilt Groupe, or RGG), and a global real estate investment and management company (Jamestown).
(7)	Includes our share of NOI of Klépierre (at constant currency).

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Simon’s disclosure controls and procedures as of September 30, 2026. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, Simon’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Simon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, Simon’s internal control over financial reporting.

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

Our management, with the participation of Simon’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of September 30, 2026. Based on that evaluation, Simon’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the Operating Partnership’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Simon

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2026, Simon issued 70,000 shares of common stock to a limited partner of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership.  The issuance of shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

				Total number	Approximate
				of shares	value of shares
				purchased as	that may yet
	Total number		Average	part of publicly	be purchased
	of shares		price paid	announced	under
Period	purchased		per share	plans	plans (2)
July 1, 2026 - July 31, 2026	—		$—	—	$1,713,988,252
August 1, 2026 - August 31, 2026	64,151		$214.87	64,151	$1,700,204,096
September 1, 2026 - September 30, 2026	1,096,025		$207.72	1,073,031	$1,477,475,940
	1,160,176	(1)	$208.11	1,137,182
(1)	Total number of shares purchased includes 22,994 shares representing shares withheld by us and transferred to treasury shares in connection with employee payroll tax withholding upon the vesting of certain restricted stock awards.
(2)	On February 8, 2024, Simon’s Board of Directors authorized a common stock repurchase program under which Simon was permitted to purchase up to $2.0 billion of its common stock during the two-year period commencing February 8, 2024 and ending on February 15, 2026 in the open market or in privately negotiated transactions as market conditions warrant. On February 5, 2026, Simon’s Board of Directors authorized a new common stock repurchase program, which immediately replaced the existing repurchase plan, which had $1.7 billion remaining at such time. Under the new plan, Simon may purchase up to $2.0 billion of its common stock during the period ending on February 29, 2028 in the open market or in privately negotiated transactions as market conditions warrant. As Simon repurchases shares under these programs, the Operating Partnership repurchases an equal number of units from Simon.

The Operating Partnership

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended September 30, 2026.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2026, the Operating Partnership redeemed 637 units from two limited partners for $0.1 million.

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

Date: November 6, 2026

SIMON PROPERTY GROUP, L.P.

/s/ Brian J. McDade
Brian J. McDade
Executive Vice President and Chief Financial Officer
of Simon Property Group, Inc., General Partner

Date: November 6, 2026